Form 10KSB/A
period 1995-12-31
DHB CAPITAL GROUP INC /DE/
filed 1996-08-14
CIK 899166

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               Form 10-KSB/A NO. 1



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                   For the fiscal year ended December 31, 1995

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES   EXCHANGE   ACT  OF  1934  [No  Fee Required]

                For the transition period from_______ to________

                         Commission File No. 2-88678-NY

                             DHB CAPITAL GROUP INC.
                 (Name of small business issuer in its charter)

         New York                                     11-3129361
(State or other jurisdiction                    (I.R.S. Employer
of incorporation)                               Identification No.)

               11 Old Westbury Road, Old Westbury, New York 11568
                    (Address of principal executive offices)

                    Issuer's telephone number: (516) 997-1155
       Securities registered under Section 12(b) of the Exchange Act: None
         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 Par Value
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]    No [    ]




Number of shares outstanding of the issuer's common equity, as of March 29, 1996
      (exclusive of securities convertible into common equity): 13,841,236

This filing Form 10-KSB/A No. 1 amends the Annual Report on Form 10-KSB dated March 29, 1996 of DHB Capital Group Inc. (the Company). The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of such report on Form 10-KSB dated March 29, 1996 (The "Form 10-KSB"), as set forth below:

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

         The Company is a holding company which is principally engaged through its wholly-owned subsidiaries in the development, manufacture and distribution of bullet- and projectile-resistant garments, and the manufacture and distribution of protective athletic equipment and apparel. (The Company's acquisition of a subsidiary which manufactures orthopedic products occurred after the end of the fiscal periods hereinafter discussed.) In August 1995, the Company acquired certain assets, free of all liabilities (the "Point Blank Assets") of Point Blank Body Armor, L.P., and an affiliated company
(collectively, "Old Point Blank") at an auction held pursuant to Chapter 7 of the United States Bankruptcy Code. In late December 1994, the Company started up its protective athletic equipment business by acquiring the trade inventory, work in process, raw materials, trade names and trademarks (the "NDL Assets") of N.D.L. Products, Inc., a Delaware corporation, at an auction held pursuant to Chapter 7 of the Bankruptcy Code. In March 1996, the Company acquired Orthopedic Products, Inc. ("OPI"), which is a manufacturer of orthopedic products and a distributor of general medical supplies. Intelligent Data Corporation ("ID"), a development stage company which is a 98% owned subsidiary of the Company, is engaged in the design and production of sophisticated telecommunications equipment for the remote execution and authentication of documents. The Company also owns a minority interest in several other companies, some privately held and some publicly held, in the pharmaceuticals business, health care, mining and snowboard manufacturing. The management of the Company is engaged in the review of potential acquisitions and in providing management assistance to the Company's operating subsidiaries.

         The Company commenced operations in November 1992 by acquiring the outstanding common stock of PACA, a manufacturer and distributor of bullet-proof garments and accessories. From the acquisition of PACA through December 20, 1994, i.e., the date of the start-up of NDL, PACA was the Company's only source of revenue from operations. Thereafter, and to date, NDL and Point Blank are also a source of revenue from operations.

         The discussion that follows must be considered in light of the significant changes in the Company's business at the end of 1994, and the acquisition of the Point Blank Assets in August 1995, and should be read in conjunction with the financial statements, including the notes thereto. The Company's financial condition and results of operations in the future may also be materially affected by the Company's acquisition of OPI in March 1996.

         The Armor Group's products are sold nationally and internationally, primarily to law enforcement agencies and military services. Sales to domestic law enforcement agencies, including government, security and intelligence agencies, police departments, federal and state correctional facilities, highway patrol and Sheriffs' departments, comprise the largest portion of the Armor

Group's business. Accordingly, any substantial reduction in governmental spending or change in emphasis in defense and law enforcement programs could have a material adverse effect on the Armor Group's business. The acquisition of the Point Blank Assets is expected to improve the Company's overall penetration of the market for ballistic-resistant garments, equipment and accessories.

         Year Ended December 31, 1995, compared to year ended December 31, 1994. Consolidated net sales of the Company for the year ended December 31, 1995, increased by $5,391,721, or 59% to approximately $14,494,000. The increase was primarily due to the inclusion of Point Blank and NDL. The start-up of NDL on December 20, 1994, contributed less than $100,000 to sales in 1994 as compared to $4,276,603 in 1995. The Company had consolidated net income of approximately $244,000 for 1995, as compared to a consolidated net loss of $75,243 for 1994. The improved results are attributable to the ability to utilize volume discounts and eliminating duplication of expenses, as well as income derived from the sale and appreciation of the Company's marketable securities.

         Gross profit in 1995 increased to $5,405,477, an increase of 119% over 1994. The Company's gross profit ratio increased from 27% in 1994 to 37% in 1995, primarily because of the products sold by Point Blank yielded greater margins.

         The Company's selling, general and administrative expenses for 1995 increased to $5,140,399 from $2,250,550 in 1994. These expenses as a percentage of net sales were 35% in 1995, compared to 25% in 1994. The increase was attributable to costs associated with move of Point Blank and NDL into the present location and other nonrecurring expenses.

         Interest expense, net of interest income, for 1995 increased to $261,829 from $78,602 for 1994, principally due to a decline in interest income because of the use of the Company's funds in its operating business, and increases in the borrowings of the Company.

         The Company had a net realized gain of $675,743 and an unrealized gain on its investments in marketable securities of $347,817 for the year ended December 31, 1995, as compared to a net realized loss of $360,817 and an unrealized loss of $293,854 for the year ended December 31, 1994.

         Year ended December 31, 1994, compared to the year ended December 31, 1993. Consolidated net sales of the Company for the year ended December 31, 1994, increased by $1,995,000 (28%) to approximately $9,102,000. The increase was primarily due to higher unit sales of ballistic- resistant vests and related products by PACA. The start-up of NDL on December 20, 1994, contributed less than $100,000 to sales in 1994. The Company had a consolidated net loss of approximately $75,000 for 1994, as compared to consolidated net income of $231,000 for 1993, principally because of the costs of ID's research and development on telecommunication products.

         Gross profit in 1994 increased to $2,480,756, an increase of 46% over 1993. The Company's gross profit ratio increased from 24% in 1993 to 27% in 1994, primarily because of the mix of products sold in 1993 versus 1994.

         The Company's selling, general and administrative expenses for 1994 increased to $2,250,650 from $1,645,921 in 1993. These expenses as a percentage of net sales were 25% in 1994, compared to 23% in 1993, principally because of the acquisition of ID in April 1994. In 1994, the Company wrote off a loan-receivable of approximately $58,000, which was made to the corporation from which the Company acquired PACA. The loan was secured by accounts receivable, inventory and a personal guaranty from an officer of the corporation. The corporation became insolvent and ceased doing business. After all attempts to collect the debt out of the security, including the personal guaranty, were unsuccessful, the loan was written off.

         Interest expense, net of interest income, for 1994 increased to $65,072 from $31,533 for 1993, principally due to a decline in interest income because of the use of the Company's funds in its operating business, and increases in the interest rates available to the Company.

         The Company had a net realized loss of $360,817 and an unrealized loss on its investments in marketable securities of $293,854 for the year ended December 31, 1994, as compared to a net realized gain of $196,063 and an unrealized loss of $19,239 for the year ended December 31, 1993.

         Liquidity and Capital Resources. The Company's primary capital requirements over the next twelve months are to assist PACA, Point Blank, NDL, OPI, ID and Media in financing their working capital requirements, and to make possible acquisitions. PACA, Point Blank, NDL and OPI sell most of their products on 60 - 90 day terms, and OPI sells most of its products on 30-60 day terms, and working capital is needed to finance the receivables, manufacturing process and inventory.

         The Company's principal sources of cash to date have been proceeds from private offerings of the Company's securities, and, as more fully set forth below, term bank loans of up to a year's duration, guaranteed by Mr. David H. Brooks, Chairman of the Board, and certain affiliated persons. At the present time, the Company is obligated on a note due in September 1996 to the Chase Manhattan Bank ("Chase") in the principal sum of $1,150,000 bearing interest at 6.255% per year, and on a note due in December 1996 to the Bank of New York ("BNY"), bearing interest at 6.43% per year. The Chase loans are secured by a security interest in the marketable investment securities of the Company and certain marketable investment securities of the majority shareholders. The Company expects to renew these loans, at prevailing interest rates, when they become due. Of the proceeds drawn down to date, $1,400,000 were used by the Company to refinance PACA's obligations to another financial institution, and $1,150,000 were used to purchase the NDL Assets and provide NDL with working capital. In 1995, the Company realized $815,000 from the exercise of outstanding Redeemable Warrants.

         Mr. David H. Brooks, Chairman of the Board, and/or his wife, Mrs. Terry Brooks, made term loans due in April 1997 of $1,140,000, bearing interest at 9% per year, and entered into a collateral agreement [third party] (the "Collateral Agreement") with Chase to pledge certain marketable securities owned by Mr. Brooks and Mrs. Brooks to partially secure the term loans and other obligations of the Company to Chase. In exchange for this, the Company granted to Mrs. Terry Brooks, on December 20, 1994, 5-year warrants to purchase 3,750,000 shares of the Company's Common Stock after giving effect to the 50% Stock Dividend, at a price of $1.33 per share. The warrants contain provisions for a one-time demand registration, and piggyback registration rights. All of the aforesaid loans were made directly to the Company, and the Company has lent the loan proceeds to NDL. Mr. David Brooks also lent $2,000,000 to the Company to provide the major portion of funds needed to purchase the Point Blank Assets, of which $750,000 is currently outstanding. Mr. and Mrs. Brooks have also pledged certain of their personal assets to secure the BNY Loan. See "Principal Shareholders" and "Certain Transactions."

         In connection with the start-up of NDL, the Company relocated substantially all the NDL Assets to a 67,000 square foot office and warehouse facility located at 4031 N.E. 12th Terrace, Oakland Park, Florida 33334, which is now owned by affiliates of Mr. Brooks. That facility will also be used by Point Blank and ID. See "Properties - NDL Facility."

         The Company's consolidated working capital at December 31, 1995 and 1994 were $6,526,004 and $5,202,592 respectively, and its ratio of current assets to current liabilities was 1.85:1 and 2.55:1, respectively, on such dates. The Company believes that it has sufficient resources to meet its working capital requirements for the next twelve months.

         ID's working capital requirements are to finance the manufacturing and marketing costs associated with its initial product, and research and development costs associated with product enhancements and new products. ID's principal sources of working capital will be borrowings. Media's working capital requirements will be determined as different avenues for the exploitation of its film library are researched and developed. The film library is not expected to bring in significant revenues to the Company. The Company believes that it has sufficient funds to meet Media's anticipated needs for the next twelve months.

         The Company invested approximately $3,316.750 (as of March 31, 1996, on a historical cost basis) in the securities of certain privately held companies and restricted securities of certain public companies, which are included in "Investments in Non-marketable Securities" on the Company's balance sheet.

         Effect of Inflation and Changing Prices. The Company did not experience increases in raw material prices during the year ended December 31, 1995 or 1994, or in the first quarter of 1996. The Company believes PACA, Point Blank and NDL will be able to increase prices on their products to meet future price increases in raw materials, should they occur.

                          INDEPENDENT AUDITORS' REPORT



   The Board of Directors of
   DHB Capital Group, Inc.

   We have audited the accompanying consolidated balance sheet of DHB Capital Group, Inc. and Subsidiaries as of December 31, 1995 and the related consolidated statements of income (loss), stockholders' equity and cash flows for the years ended December 31, 1995 and 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidating financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DHB Capital Group, Inc. and Subsidiaries as of December 31, 1995, and the results of its operations and its cash flows for the years ended December 31, 1995 and 1994, in conformity with generally accepted accounting principles.




Capraro, Centofranchi, Kramer & Co., P.C.
South Huntington, New York
March 14, 1996

                     DHB CAPITAL GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1995
                                     ASSETS
                                     ------
CURRENT ASSETS
   Cash and cash equivalents                                       $    475,108
   Marketable securities                                              1,829,856
   Accounts receivable, less allowance for doubtful
         accounts of $70,000                                          3,819,571
   Inventories                                                        7,856,199
   Prepaid expenses and other current assets                            208,510
                                                                   ------------
                  Total Current Assets                             $ 14,189,244
   PROPERTY AND EQUIPMENT, at cost, net of accumulated
         depreciation and amortization of $325,454                    1,077,066


   OTHER ASSETS
         Intangible assets, net                                         721,327
         Investments in non-marketable securities                     3,316,750
         Deposits and other assets                                      160,821
                                                                   ------------
                  Total Other Assets                                  4,198,898
                                                                   ------------
                  TOTAL ASSETS                                     $ 19,465,208
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
    CURRENT LIABILITIES
         Note Payable                                              $  2,550,000
         Accounts Payable                                             2,847,690
         Due to shareholders                                          1,890,000
         Accrued expenses and other current liabilities                 301,068
         Deferred taxes payable                                          23,700
         State income taxes payable                                      50,782
                                                                   ------------
                  Total Current Liabilities                        $  7,663,240

   COMMITMENTS AND CONTINGENCIES

   STOCKHOLDERS' EQUITY
         Preferred stock                                                    219
         Common stock                                                    13,841
         Additional paid-in capital                                  12,123,470
         Common stock subscription receivable                          (437,500)
         Retained earnings                                              101,938
                                                                   ------------
                           Total Stockholders' Equity                11,801,968
                                                                   ------------
                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 19,465,208
                                                                   ============

                 See accompanying notes to financial statements.

                             DHB CAPITAL GROUP INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                 FOR THE YEARS ENDED DECEMBER 31,

                                                                           1995           1994
                                                                       ------------    ------------
Net sales                                                              $ 14,494,094    $  9,102,373

Cost of sales                                                             9,088,617       6,621,617
                                                                       ------------    ------------
      Gross Profit                                                        5,405,477       2,480,756



 Selling, general and administrative expenses                             5,140,399       2,250,550
                                                                       ------------    ------------
      Income before other income (expense)                                  265,078         230,206

                                                                       ------------    ------------
Other Income (Expense)
      Interest expense, net of interest income                             (303,615)        (65,072)
      Dividend income                                                         1,710           1,140
      Payment to rescind restrictive covenant                              (250,000)
      Write-off of uncollectible loan receivable                               --           (57,889)
      Realized gain (loss) on marketable securities                         675,743        (360,817)
      Unrealized gain (loss) on marketable securities                       347,481        (293,854)
                                                                       ------------    ------------
               Total Other Income (Expenses)                                471,319        (776,492)
                                                                       ------------    ------------

      Income (loss) before minority interest
      and income tax (benefit)                                              736,397        (546,286)

      Minority interest of consolidated subsidiary                             --            91,655
                                                                       ------------    ------------
      Income (loss) before income tax (benefit)                             736,397        (454,631)

      Income taxes (benefit)                                                491,922        (379,388)
                                                                       ------------    ------------

      Net Income (loss)                                                $    244,475    $    (75,243)
                                                                       ============    ============
      Earnings (loss) per common share
               Primary                                                 $       0.02    ($      0.01)
                                                                       ============    ============
               Fully Diluted                                           $       0.02    ($      0.01)
                                                                       ============    ============
      Weighted average number of common share outstanding:
               Primary                                                   14,111,836      11,134,149
                                                                       ============    ============
               Fully Diluted                                             14,459,836      11,236,574
                                                                       ============    ============

                 See accompanying notes to financial statements

                                     DHB CAPITAL GROUP INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

                                          Number of                Number of                      Additional           Common Stock
                                          Preferred     Par          Common          Par            Paid-in            Subscription
                                           shares      Value         shares         Value           Capital             Receivable
                                           -------     ------      ----------      -------        -----------           ----------
Balance, December 31, 1993                 104,687     $1,047      10,504,452      $10,504         $5,002,499                 --

Loss for the year ended
December 31, 1994
Sale of common stock                                                  812,500          812          2,007,668
Conversion of preferred stock into
common stock                               (40,625)      (406)         81,250           82                324

Issuance of common stock to
acquire subsidiary                                                    100,000          100            299,900
                                           -------     ------      ----------      -------        -----------           ----------
Balance- December 31, 1994                  64,062        641      11,498,202       11,498          7,310,391                 --

Net income for the year ended
December 31, 1995
Sale of common stock                                                1,955,000        1,955          3,863,045            (437,500)
Conversion of preferred stock into
common stock                               (42,187)      (422)         84,374           84                338
Exercise of stock warrants                                            303,750          304            949,696
                                           -------     ------      ----------      -------        -----------           ----------
Balance- December 31, 1995                  21,875       $219      13,841,326      $13,841        $12,123,470           ($437,500)
                                           =======     ======      ==========      =======        ===========           ==========

                                 See accompanying notes to financial statements.

                     DHB CAPITAL GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

                                                 Retained
                                                 Earnings                Total
                                                 --------             -----------
Balance, December 31, 1993                       ($67,294)            $4,946,756

Loss for the year ended
December 31, 199
Sale of common stock                                                   2,008,480
Conversion of preferred stock into
common stock                                                                  --

Issuance of common stock to
acquire subsidiary                                                       300,000
                                                 --------            -----------
Balance- December 31, 1994                       (142,537)             7,179,993


Net income for the year ended
December 31, 1995                                 244,475                244,475
Sale of common stock                                                   3,427,500
Conversion of preferred stock into
common stock                                                                  --
Exercise of stock warrants                                               950,000
                                                 --------            -----------
Balance- December 31, 1995                       $101,938            $11,801,968
                                                 ========            ===========


                See accompanying notes to financial statements.

                               DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
                                      STATEMENTS OF CASH FLOWS
                                   FOR THE YEARS ENDED DECEMBER 31,


                                                                             1995          1994
                                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (loss)                                                     $   244,475    ($   75,243)
   Adjustments to reconcile net income to net
     cash provided by operating activities:
          Depreciation and amortization                                      254,956        217,091
          Minority interest in loss of consolidated subsidiary                  --          (91,655)
          Realized (gain) loss on marketable securities                     (675,743)       360,817
          Unrealized (gain) loss on marketable securities                   (347,481)       293,854
          Write-off of uncollectible loan receivable                            --           57,889
          Deferred income taxes                                              440,000       (416,300)
   Changes in assets and liabilities (Increase) Decrease in:
         Accounts receivable                                              (1,276,870)      (346,261)
         Marketable securities                                             1,150,655     (1,201,224)
         Inventories                                                      (3,093,118)       (94,863)
         Prepaid expenses and other current assets                           148,538        (22,102)
         Deposits and other assets                                           (76,962)        (2,403)
   Increase (decrease) in:
         Accounts payable                                                  2,336,854        104,322
         Accrued expenses and other current liabilities                       34,854        148,302
         State income taxes payable                                           22,282         28,500
                                                                         -----------    -----------
   Total Adjustments                                                      (1,082,035)      (964,033)
                                                                         -----------    -----------
Net cash provided (used) by operating activities                            (837,560)     1,039,276)
                                                                         -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Payments for purchase of assets of subsidiary, net of cash acquired    (2,000,000)    (2,934,854)
   Payments to acquire subsidiary                                               --         (425,000)
   Payments to acquire non-marketable securities                          (1,938,750)    (1,378,000)
   Collection of loan receivable acquired by issuance of common stock           --          150,000
   Collections of loan receivable                                               --            9,000
   Payments made for property and equipment                                 (269,230)      (142,555)
   Payments for software development costs                                      --          (10,691)
   Payments of capitalized acquisition cost                                 ( 14,277)          --
                                                                         -----------    -----------
Net Cash provided (used) by investing activities                          (4,222,257)    (4,732,100)
                                                                         -----------    -----------
(Continued)

                                  DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
                                        STATEMENTS OF CASH FLOWS
                                     FOR THE YEARS ENDED DECEMBER 31,



                                                                             1995          1994
                                                                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from note payable- bank                                             --        1,150,000
   Net proceeds from note payable- shareholder                               750,000      1,140,000
   Net proceeds from sale of common stock                                  4,377,500      2,008,480
                                                                         -----------    -----------
   Net cash provided (used) by financing activities                        5,127,500      4,298,480
                                                                         -----------    -----------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                               67,683     (1,472,896)

CASH AND CASH EQUIVALENTS - BEGINNING                                        407,425      1,880,321
                                                                         -----------    -----------

CASH AND CASH EQUIVALENTS - END                                          $   475,108    $   407,425
                                                                         ===========    ===========

                 See accompanying notes to financial statements

                    DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION/REPORTING ENTITIES

The  consolidated   financial   statements  of  DHB  Capital  Group,   Inc.  and
Subsidiaries (the "Company") include the following entities:

DHB Capital Group, Inc.
DHB Capital Group Inc. ("DHB") was incorporated on October 22, 1992 under the laws of the State of New York. DHB was organized to seek, acquire and finance, as appropriate, one or more operating companies. On February 15, 1995, the holders of the common stock approved a re-incorporation of DHB as a Delaware corporation, through a merger with a newly formed Delaware corporation.

Protective Apparel Corporation of America
Protective Apparel Corporation of America ("PACA") was organized in 1975 and is engaged in the development, manufacture and distribution of bullet and projectile resistant garments, including bullet resistant vests, fragmentation vests, bomb projectile blankets and tactical load bearing vests. In addition, PACA distributes other ballistic protection devices including helmets and shields. PACA is dependent upon a few suppliers for the raw materials utilized to manufacture its products.

On November 6, 1992, PACA became a wholly-owned subsidiary of DHB, when DHB purchased all of the issued and outstanding stock of PACA from PACA's former parent, E.S.C. Industries, Inc, for $800,000. The transaction was accounted for as a purchase and resulted in an excess purchase price over the fair market value of the identifiable assets acquired and liabilities assumed of $465,278, of which $312,086 was allocated to on-going government contracts and $153,192 was allocated to goodwill.

Intelligent Data Corp.
On April 1, 1994, the Company acquired 4,530,000 common shares (60.4% interest) and 1,100,000 preferred shares of stock in Intelligent Data Corp. ("ID"), in exchange for 425,000 shares of the Company's common stock. ID is engaged in the development of sophisticated telecommunication systems. On July 1, 1994, a put option was exercised by certain shareholders of ID resulting in an increase in the Company's ownership to 89.58%. In December 1994, the Company converted all of its preferred shares to common shares, increasing the Company's ownership to 98.35%. This transaction was accounted for as a purchase, and resulted in an excess purchase price over the fair value of identifiable assets acquired and liabilities assumed of $472,666 which was allocated to patents owned by ID.

DHB Media Group, Inc.
On April 15, 1994, DHB Media Group, Inc. ("Media"), a wholly-owned subsidiary of the Company acquired all of the outstanding common stock of Royal Acquisition Corp. in exchange for 100,000 shares of the Company's common stock, for a purchase price of $300,000. Subsequent negotiations resulted in the reduction of the acquisition cost by $36,550. Royal Acquisition Corp.'s primary assets were a film library and a loan receivable of $150,000. The transaction was accounted for as a purchase and resulted in the excess purchase price over the fair market value of $113,450, of which $54,000 was allocated to the film library and $59,450 was allocated to goodwill. Media intends to syndicate and market these films. The loan receivable was collected in full during the year ended December 31, 1994.

NDL Products, Inc.
On December 20, 1994, the Company through a newly organized, wholly-owned subsidiary, DHB Acquisition, Inc., ("Acquisition") purchased certain assets from a debtor-in-possession, N.D.L. Products, Inc. for $3,080,000. Acquisition did not assume any continuing obligations of the debtor-in-possession, nor did the management of the debtor-in- possession continue. On February 21, 1995, Acquisition changed its corporate name to NDL Products, Inc. NDL manufactures and distributes specialized protective athletic apparel and equipment.

DHB Armor Group, Inc.
On August 8, 1995, the Company started a new Delaware Corporation which is a wholly-owned subsidiary of the Company. The subsidiary, DHB Armor Group, Inc., ("Armor"), now wholly owns PACA and Point Blank Body Armor, Inc., ("Point Blank").

Point Blank Body Armor, Inc.
In August 1995, the Company, through a wholly-owned subsidiary known as USA Fitness & Protection Corp, a Delaware Corporation, acquired from a trustee in bankruptcy certain assets of Point Blank Body Armor, L.P. and an affiliated company ("Old Point Blank"), for a cash payment of $2,000,000, free of all liabilities. Prior to the filing of the petition in bankruptcy, Old Point Blank had been a leading U.S. manufacturer of bullet-resistant garments and related accessories. After acquiring the Old Point Blank, USA Fitness & Protection Corp., amended its articles of incorporation to change their name to Point Blank Body Armor, Inc. ("Point Blank").

PRINCIPLES OF CONSOLIDATION

All material intercompany transactions have been eliminated in the consolidated financial statements.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include those relating to the valuation of inventories and non-marketable securities, and collectibility of receivables.

REVENUE RECOGNITION

Revenue is recognized on product sales upon shipment to the customer.

CASH AND CASH EQUIVALENTS
For purposes of the statement of cash flows, the Company includes cash on deposit, money market funds and amounts held by brokers in cash accounts to be cash equivalents.

MARKETABLE/NON-MARKETABLE SECURITIES

Effective for calendar year 1994, the Company adopted Financial Accounting Standards Board Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities." In accordance with this standard, Securities which are classified as "trading securities" are recorded in the Company's balance sheet at fair market value, with the resulting unrealized gain or loss recognized as income in the current period. Securities which are classified as "available for sale" are also reported at fair market value, however, the unrealized gain or loss on these securities is listed as a separate component of shareholder's equity.

Non-marketable securities, such as investments in privately-held companies are carried at historical cost, if necessary, reduced by a valuation allowance to net realizable value.

INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or market.

PROPERTY, EQUIPMENT AND DEPRECIATION

Property and equipment is stated at cost. Major expenditures for property and those which substantially increase useful lives are capitalized. Maintenance, repairs, and minor renewals are expensed as incurred. When assets are retired or otherwise disposed of, their costs and related accumulated depreciation are removed from the accounts and resulting gains or losses are included in income. Depreciation is provided by both straight-line and accelerated methods over the estimated useful lives of the assets.

INTANGIBLE ASSETS

Goodwill is being amortized on a straight-line basis over ten years. The amount allocated to on-going government contracts is being amortized over the life of the individual contracts, which are typically 1-5 years. Patents are being amortized on a straight-line basis over 17 years. Other intangible assets are being amortized on a straight-line basis over their estimated lives, typically 5-15 years. Accumulated amortization was $409,297 and $301,033 as of December 31, 1995 and 1994, respectively.

EARNINGS PER SHARE

The computation of earnings per common share is based on the weighted average number of outstanding common shares outstanding during the period. Primary earnings per share and fully diluted earnings per share amounts assume the conversion of the Cumulative Convertible Preferred Stock, and the exercise of the stock warrants.

INCOME TAXES

The Company files a consolidated Federal tax return, which includes all of the subsidiaries. Accordingly, Federal income taxes are provided on the taxable income of the consolidated group. State income taxes are provided on a separate company basis, if and when taxable income, after utilizing available carryfoward losses, exceeds certain levels.

DEFERRED INCOME TAXES
Deferred taxes arise principally from net operating losses and capital losses available for carryfoward against future years taxable income, and the recognition of unrealized gains(losses) on marketable securities for financial statement purposes, which are not taxable items for income tax purposes.

2. SUPPLEMENTAL CASH FLOW INFORMATION
                                                            1995          1994
                                                          --------       -------
Cash paid for:
         Interest                                         $261,829       $78,602
         Income taxes                                     $ 35,774       $ 7,983

Additionally, during, the year ended December 31, 1995 the Company had a non-cash financing activity of $437,500 for a stock subscription receivable.

During the year ended December 31, 1994, the Company had non-cash investing activities and it issued common stock to acquire all of the outstanding common stock of Media at a value of $273,450. The Company also purchased a majority interest in a subsidiary through the issuance of 425,000 shares of its common stock.

3. MARKETABLE SECURITIES/NON-MARKETABLE SECURITIES

Following is a comparison of the cost and market value of marketable securities included in current assets:

                                                   1995                 1994
                                                -----------         -----------
Cost                                            $ 1,482,375         $ 2,251,141
Unrealized gain (loss)                              347,481            (293,854)
                                                -----------         -----------
Market value                                    $ 1,829,856         $ 1,957,287
                                                ===========         ===========

The Company's portfolio value of trading securities has been pledged as collateral for the bank loans (see Note 6). However, the bank has placed no restrictions on the Company's ability to trade freely in their portfolio.

The Company's investments in non-marketable securities is summarized as follows:

                                                            1995         1994
                                                         ----------   ----------
 Darwin Molecular Corporation
 (approximately 3.9% interest)                           $1,000,000   $1,000,000
Zydacron, Inc.
(approximately 3.1% interest)                               941,750      378,000
Pinnacle Diagnostics, Inc.
(approximately 16.7% interest)                              500,000         --
FED Corporation
(approximately 2.9% interest)                               375,000         --
Solid Manufacturing Co. - 10% convertible debentures
(approximately 9.5% interest, if converted)                 500,000         --
                                                         ----------   ----------
         Totals                                          $3,316,750   $1,378,000
                                                         ==========   ==========

All of these investments are carried at historical cost on the financial statements of the Company, and are included under the caption "Investment in non-marketable securities" on the balance sheet.

4. INVENTORIES

Inventories are summarized as follows:

                                                                         1995
                                                                      ----------
Finished products                                                     $3,844,506
Work-in process                                                        1,209,849
Raw materials and supplies                                             2,801,844
                                                                      ----------
         Total                                                        $7,856,199
                                                                      ==========

5. PROPERTY AND EQUIPMENT

Major classes of property and equipment consist of the following:

                                                Estimated useful
                                                    life-years           1995
                                                ----------------      ----------
Deposit on building                                     39            $   47,500
Machinery and equipment                                5-10              759,797
Furniture and fixtures                                 5-7               249,986
Computer equipment                                     3-5                41,959
Transportation equipment                               3-5                41,862
Leasehold improvements                                 5-31.5            261,416
                                                                      ----------
                                                                       1,402,520
Less: accumulated depreciation
and amortization                                                         325,454
                                                                      ----------
Net property and equipment                                            $1,077,066
                                                                      ==========


6. NOTES PAYABLE- FINANCIAL INSTITUTIONS

The Company has borrowed $2,550,000 in the form of two term loans. The first is with the Bank of New York for $1,400,000 with interest at 6.43%, maturing in June, 1996. The second loan is with Chase Manhattan Bank for $1,150,000 with interest at 6.255%. This loan matures in September, 1996. These loans are secured by substantially all of the Company's marketable securities portfolio value, and certain personal investments of the majority shareholder. Both of these loans require monthly payments of interest only.

7. DUE TO SHAREHOLDER

The amount due to shareholder represent notes payable which bear interest at 9%, payable April and September, 1996.

8. RELATED PARTY TRANSACTIONS

DHB:
DHB leased its office location from a relative of the former president of DHB. Included in DHB's statement of income (loss) for the years ended December 31, 1995 and 1994 is $16,514 and $15,424 of rent paid or accrued under this lease, respectively (see note 10). Effective January 1996, the Company vacated the premises and purchased a building for use as the corporate headquarters.

PACA:
PACA leases its location (see note 10) from the President of PACA. Included in the statement of income (loss) for the years ended December 31, 1995 and 1994 is $48,000 of rent paid under this lease for each period.

ID:
ID leased its office location from a relative of the former President of DHB. Included in DHB's statement of income (loss) for the year ended December 31, 1995 and 1994 is $5,511 and $13,175 of rent paid or accrued under this lease, respectively (see note 10). The premises were vacated in April, 1995.


NDL and POINT BLANK:
NDL Products, Inc. and Point Blank Body Armor, Inc. lease their facilities from a partnership indirectly owned by relatives of the majority shareholder of DHB (note 10). Included in the statement of income (loss) for the year ended December 31, 1995 is $300,000 of rent paid or accrued under the lease.

9. COMMITMENTS AND CONTINGENCIES

LEASES

PACA:
PACA is obligated under a lease for its manufacturing facility with a related party (note 9). This lease expires October 31, 1997, and provides for minimum annual rentals of $43,200, plus increases based on real estate taxes and operating costs.

ID:
ID was  obligated  under a lease for its office space with a related party (note
9), which expired in April, 1995 for minimum annual rentals of $15,000, plus increases based on real estate taxes and operating costs. The space was relinquished in April, 1995 and there are no further obligations.

Media:
Media leases its facilities for storing its film library on a month-to-month basis. The current rental rate is $210 per month. The company relinquished this space in January 1996 and is storing the film library at the corporate headquarters.

NDL Products, Inc. and Point Blank Body Armor, Inc.
NDL Products, Inc. and Point Blank Body Armor are obligated under a lease for its facilities with a related party (note 9). The lease commenced January 1, 1995 and expires December, 1999. The lease provides for minimum annual rentals of $300,000 for the initial year and then $480,000 the following year with scheduled increases of 4% per year thereafter, plus real estate taxes, operating costs and capital expenditures.

The following is a schedule by year of future minimum lease obligations under noncancellable leases as of December 31,1995

         1996                             $   523,200
         1997                                 542,400
         1998                                 562,368
         1999                                 583,135
                                          -----------
Total minimum obligation                  $ 2,211,103
                                          ===========

Total rental expense under  cancelable and  noncancellable  operating leases was
$440,269  and  $85,989  for  the  years  ended   December  31,  1995  and  1994,
respectively.

EMPLOYMENT AGREEMENT

Concurrent with the purchase of PACA, the President of PACA was given a five year employment agreement. This agreement calls for annual salaries ranging from $115,000 in 1993 to $155,000 in 1997, plus certain fringe benefits. During the year ended December 31, 1995, Two of NDL's officers were given three year employment contracts. These agreement calls for annual base salaries of 100,000 and 96,000 plus certain fringe benefits.

OPEN LETTERS OF CREDIT

At December 31, 1995 the Company was contingently liable for open unused letters of credit totaling $120,253.

LITIGATION

Media brought suit against an individual, corporation and others with respect to alleged representations involving the acquisition of the film library. Media is seeking compensatory and punitive damages. No determination of the outcome can be made at this time, and accordingly, there is no provision for any recoverable amount, if any included in the financial statements.

ID is also involved in a lawsuit with a former consultant to the Company regarding his alleged misappropriation of several of the Company's confidential computer programs, and to restrain their dissemination. Management has commenced prosecuting its position, however, no determination of the outcome can be made at this time.

10. CAPITAL STOCK

Capital stock is as follows:

                                                                1995          1994
                                                            -----------   -----------
DHB:
- ---
Class A Preferred stock, 10% convertible, $.01 par value,
     1,500,000 shares authorized (see amendment below)
Shares issued and outstanding                                    21,875        64,062
                                                            ===========   ===========
Par Value                                                   $       219   $       641
                                                            ===========   ===========

Common stock, $.001 par value,
    25,000,000 shares authorized,
Shares issued and outstanding                                13,841,326    11,498,202
                                                            ===========   ===========
Par Value                                                   $    13,841   $    11,498
                                                            ===========   ===========

Amendment to Certificate of Incorporation:
In January, 1993, DHB amended its certificate of incorporation, as follows:

a) To expand and qualify the relative rights and preferences of the previously authorized Preferred shares as follows: Class A Preferred stock, $.40 per annum dividend, non-voting, cumulative, convertible, $.01 par value, 1,500,000 shares authorized, no shares issued and outstanding, (redeemable in liquidation at $4 per share, or callable at $.01 per share after November 30, 1994, convertible into 2 shares of common stock.) These shares were called in November, 1995. As of December 31, 1995, the outstanding preferred shares represent shares which have not yet been surrendered for conversion.

b)    To eliminate preemptive rights.

c)    To provide for indemnification of officers and directors.

d) To permit the holders of a majority of the outstanding shares of voting stock to take action by written consent.

11. PRIVATE PLACEMENTS

Common Stock:
During June, July, and August, 1995 the Company sold 1,955,000 shares of common stock in private placements for proceeds of $3,910,000. Out of these proceeds $45,000 of direct expenses were paid. These shares have not been registered with the Securities and Exchange Commission.

During June, October, and November, 1994 the Company sold 387,500 shares of common stock in private placements for proceeds of $875,000. Out of these proceeds, direct expenses of $8,703 were paid.

12. STOCK WARRANTS

During 1995, various warrants which would have expired in November, 1995 from the Company's original private placement were exercised by certain shareholders. These shareholders were issued 303,750 shares of the Company's common stock for net proceeds of $950,000. All remaining warrants for the original private placement have expired.

In December, 1994, in consideration for monies loaned to the Company, the Board of Directors granted Mrs. Terry Brooks, a related party, stock warrants to purchase 2,500,000 shares of common stock for $2 per share for a five year period commencing December 19, 1994.

In June, 1993, the board of directors granted stock warrants to certain individuals and organizations to purchase 295,000 shares of the Company's common stock for $2 per share during the three year period commencing July 1, 1994. The Company has reserved these shares for issuance upon the exercise of the warrants. Certain of these individuals are also employees of the Company, and the warrants issued to these employees are contingent based upon continued employment until July 1, 1994. 210,000 of the warrants issued in 1993 have been terminated by the Company.


13. STOCK DIVIDEND

Subsequent to year end, the Board of Directors declared a preferred stock dividend of 7,944 common shares with a market value of $3.77 per share for the years ended December 31, 1995 and 1994, which has not yet been paid. All earnings per share data has been restated giving retroactive effect to the intended stock dividend.

14. INCOME TAXES

Components of income taxes are as follows:

                                                          1995           1994
                                                       ---------      ---------

Current:
    Federal                                            $   5,400      $  72,350
    State                                                 58,922         36,912
    Benefit of net operating loss carryfoward            (12,400)       (72,350)
                                                       ---------      ---------

         Total current                                    51,922         36,912
                                                       ---------      ---------
Deferred:
    Federal                                              451,300       (459,100)
    State                                                 60,300       (104,900)
    Less: valuation allowance                            (71,800)       147,700
                                                       ---------      ---------
         Total deferred                                  440,000       (416,300)
                                                       ---------      ---------
Total income taxes (benefit)                           $ 491,922      $(379,388)
                                                       =========      =========

The composition of the federal and state deferred taxes at December 31, 1995 was arrived at as follows:

                                                        Federal         State
                                                        --------       --------
Net Operating Loss                                      $ 36,000       $   --
Allowance for Doubtful Accounts                           10,500          5,600
Capital Loss Carryforwards                                  --           70,300
Unrealized gain on Marketable Securities                 (52,100)       (31,300)
                                                        --------       --------
         Subtotal                                         (5,600)        44,600
Less: Valuation Allowance                                   --           75,900
                                                        --------       --------
         Net Deferred Taxes                             $ (5,600)      $(31,300)
                                                        ========       ========


The Valuation Allowance changed from $147,700 at December 31, 1994 to $75,900 at December 31, 1995, for a decrease of $71,800.

At December 31, 1995 the Company has operating losses available for carryfoward against future years' taxable income of approximately $240,000 for tax purposes, which would expire in 2008. The deferred tax assets for the future benefit of the capital loss carryfoward was reduced in full by a valuation allowance of $70,300 as the Company estimates that sufficient future taxable capital gains on a separate company basis for state tax purposes may not be available to provide the full realization of such an asset.

15. SUBSEQUENT EVENT

As of March 7, 1996, the entire subscription received of $437,500 has been collected.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

Dated: August 1, 1996                              DHB Capital Group Inc.


                                                   /S/ DAVID BROOKS
                                                   Chairman of the Board


Pursuant to the requirements of the Securities Exchange1934, this report has been signed on behalf of the Registrant and in capacities and at the dates indicated:


Signature                       Capacity                            Date
- ---------                       --------                            ----



/S/ David Brooks            Chairman of the Board              August 1, 1996
- ----------------



/S/ Mary Kreidell           Treasurer                          August 1, 1996
- -----------------


/S/ Mel Paikoff             Director                           August 1, 1996
- ---------------