Form 10QSB/A
period 1996-03-31
DHB CAPITAL GROUP INC /DE/
filed 1996-08-14
CIK 899166

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               Form 10-QSB/A NO. 1



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the quarter ended March 31, 1996

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




 Number of shares outstanding of the issuer's common equity, as of May 15, 1996
      (exclusive of securities convertible into common equity) : 14,456,330

This filing Form 10-KSB/A No. 1 amends the Annual Report on Form 10-QSB dated May 15, 1996 of DHB Capital Group Inc. (the Company). The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of such report on Form 10-QSB dated May 15, 1996 (The "Form 10-QSB"), as set forth below:

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

Results of Operations


         Three Months ended March 31, 1996, compared to the three months ended March 31, 1995. Consolidated net sales of the Company for the three months ended March 31, 1996, increased from, $2,652,000 to approximately $7,045,000. The increase was primarily due to the inclusion of Point Blank and NDL. The acquisition of OPI on March 22, 1996 contributed less than $100,000 to sales in 1996. The Company had consolidated net income for 1996 and 1995 of approximately $581,000 and $30,000, respectively, principally because of the appreciation of marketable securities and increased sales volume.

         Gross profit in 1996 increased 72% over 1995 to $1,950,091. The Company's gross profit ratio decreased from 43% in 1995 to 27% in 1996; due to the diversity of the product mix, certain products are being sold at lower margins.

         The Company's selling, general and administrative expenses for 1996 increased to $1,707,026 from $922,157 in 1995. However. as a percentage of net sales, expenses decreased to 24% of net sales in 1996 compared to 37% in 1995. This decrease principally resulted from the efficiencies of operating NDL and Point Blank at the same location.


         Interest expense, net of interest income, for the three months ended 1996 increased to $68,532 from $21,569 for 1995, principally due to a decline in interest income because of the use of the Company's funds in its operating business, and increases in the borrowings of the Company.

         The Company had a net realized loss of $13,985 and an unrealized gain on its investments in marketable securities of $548,443 for the three months ended March 31, 1996, as compared to a net realized gain of $16,853 and an unrealized loss of $98,560 for the three months ended March 31, 1995.

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

                    DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                       UNAUDITED
                                                       MARCH 31,    DECEMBER 31,
                                                          1996          1995
                                                     ------------   ------------
                           ASSETS
Current Assets
     Cash and cash equivalents                       $    734,462   $    475,108
     Marketable securities                              2,254,260      1,829,856
     Accounts receivable, less allowance for
     doubtful accounts of $80,695 & $70,000             4,576,830      3,819,571
     Inventories                                        6,960,293      7,856,199
     Prepaid expenses and other current assets            220,156        208,510
                                                     ------------   ------------
     Total Current Assets                              14,746,001     14,189,244
                                                     ------------   ------------

Property, and Equipment, at cost, less accumulated
     depreciation of $374,929 and $325,454              1,562,002      1,077,066
                                                     ------------   ------------

Other Assets
     Intangible assets, net                               769,686        812,006
     Investment in non-marketable securities            3,316,750      3,316,750
     Deposits and other assets                            230,144        160,821
                                                     ------------    -----------
                       Total Other Assets               4,316,580      4,289,577
                                                     ------------   ------------

         Total Assets                                $ 20,624,583   $ 19,555,887
                                                     ============   ============

(Continued)

                  DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                       UNAUDITED
                                                       MARCH 31,    DECEMBER 31,
                                                          1996          1995
                                                     ------------   ------------
                    LIABILITIES AND EQUITY
Current Liabilities
     Note payable                                    $  2,550,000   $  2,550,000
     Current Maturities                                    43,715           --
     Accounts payable                                   2,076,181      2,847,690
     Accrued expenses and other liabilities               307,965        301,067
     Deferred taxes payable                                11,100         36,900
     Income taxes payable                                 146,635         62,972
                                                     ------------   ------------
         Total Current Liabilities                      5,135,596      5,798,629
                                                     ------------   ------------
Long Term Debt
     Long Term Debt                                       199,858           --
     Due to shareholder                                 1,890,000      1,890,000
                                                     ------------   ------------
         Total Long Term Debt                           2,089,858      1,890,000
              Total Liabilities                         7,225,454      7,688,629
                                                     ------------   ------------

Stockholders' Equity
     Preferred stock                                          219            219
     Common stock                                          14,021         13,841
     Additional paid-in capital                        12,702,289     12,123,470
     Common stock subscription receivable                    --         (437,500)
     Retained earnings                                    682,600        167,228
                                                     ------------   ------------
     Total Stockholders' Equity                        13,399,129     11,867,258
                                                     ------------   ------------

 Total Liabilities and Shareholders' Equity          $ 20,624,583   $ 19,555,887
                                                     ============   ============

                 See Accompanying notes to financial statements

                     DHB CAPITAL GROUP INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                      FOR THE THREE MONTHS ENDED MARCH 31,

                                                             UNAUDITED        UNAUDITED
                                                               1996             1995
                                                            ------------    ------------
Net Sales                                                   $  7,044,626    $  2,652,090

Cost of sales                                                  5,094,536       1,517,235
                                                            ------------    ------------

         Gross Profit                                          1,950,090       1,134,855

Selling, general and administrative expenses                   1,707,026         992,157
                                                            ------------    ------------

         Income before other income (expense)                    243,064         142,698

Other Income (Expense)
 Interest expense, net of interest                               (68,532)        (21,569)
 Dividend income                                                   1,890           2,850
 Realized gain (loss) on marketable securities                   (13,985)         16,853
 Unrealized gain (loss) on marketable securities                 548,443         (98,560)
                                                            ------------    ------------

         Total Other Income (Expense)                            467,816        (100,246)
                                                            ------------    ------------

         Income (loss) before income taxes                       710,880          42,272

Income taxes                                                     130,219          12,500
                                                            ------------    ------------

         Net Income (loss)                                       580,661          29,772

Retained Earnings (Deficit) - Beginning                          101,939        (142,537)
                                                            ------------    ------------

Retained Earnings (Deficit) - End                           $    682,600        (112,765)
                                                            ============    ============

    Earnings (loss) per common share:
      Primary                                               $      0.041    $      0.015
      Fully Diluted                                         $      0.040    $      0.015

    Weighted average number of common shares outstanding:
      Primary                                                 14,123,704      11,409,416
                                                              ==========      ==========
      Fully Diluted                                           14,471,704      11,409,416
                                                              ==========      ==========

                 See accompanying notes to financial statements.

                     DHB CAPITAL GROUP INC. AND SUBSIDIARIES
                             STATEMENT OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,

                                                                       1996           1995
                                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                 $   580,661    $    29,772
                                                                    -----------    -----------
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                        62,771         29,188
    Deferred income taxes                                                  --            8,000
  Changes in assets and liabilities (Increase) Decrease in:
    Accounts receivable                                                (329,971)       282,530
  Marketable securities                                                (424,404)       286,460
    Inventories                                                       1,404,527       (664,699)
    Prepaid expenses and other current assets                            (4,338)       120,368
    Other assets                                                        (63,093)       (50,215)
  Increase (Decrease) in:
    Accounts payable                                                 (1,002,972)       192,798
    Accrued expenses and other current liabilities                       (4,369)        20,468
    State income taxes payable                                           89,041        (24,000)
                                                                    -----------    -----------
Net  cash provided (used) by operating activities                       307,853        230,670

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash payments for the purchase of property                           (434,954)       (77,427)
  Cash payments for acquisition costs                                   (51,045)          --
  Payments to acquire non-marketable securities                            --         (575,000)
                                                                    -----------    -----------
 Net  cash provided (used) by investing activities                     (485,999)      (652,427)
                                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from sale of common stock                               437,500        100,000
                                                                    -----------    -----------
Net  cash provided (used) by financing activities                       437,500        100,000
                                                                    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                         259,354       (321,757)
CASH AND CASH EQUIVALENTS - BEGINNING                                   475,108        407,425
                                                                    -----------    -----------

CASH AND CASH EQUIVALENTS - END                                     $   734,462    $    85,668
                                                                    ===========    ===========

Supplemental Cash Flow Information
    Cash paid for interest and taxes
             Interest                                                    34,496         28,923
             Taxes                                                       33,301         31,101

     Noncash transaction: The Company had a noncash transaction in March 1996 when the Company issue 180,000 in lieu of a cash payment to acquire OPI for a cash value of $579,000.

                 See Accompanying notes to financial statements.

                    DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION/REPORTING ENTITIES

The  consolidated   financial   statements  of  DHB  Capital  Group,   Inc.  and
Subsidiaries (the "Company") are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The consolidated Company includes the following entities:

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

DHB Media Group, Inc.
On April 15, 1994, DHB Media Group, Inc. ("Media"), a wholly-owned subsidiary of the Company acquired all of the outstanding common stock of Royal Acquisition Corp. in exchange for 100,000 shares of the Company's common stock, for a purchase price of $300,000. Subsequent negotiations resulted in the reduction of the acquisition cost by $36,550. Royal Acquisition Corp.'s primary assets were a film library and a loan receivable of $150,000. The transaction was accounted for as a purchase and resulted in the excess purchase price over the fair F-29 market value of $113,450, of which $54,000 was allocated to the film library and

$59,450 was allocated to goodwill. Media intends to syndicate and market these films. The loan receivable was collected in full during the year ended December 31, 1994.

NDL Products, Inc.
On December 20, 1994, the Company through a newly organized, wholly-owned subsidiary, DHB Acquisition, Inc., ("Acquisition") purchased certain assets from a debtor-in-possession, N.D.L. Products, Inc. for $3,080,000. Acquisition did not assume any continuing obligations of the debtor-in-possession, nor did the management of the debtor-in-possession continue. On February 21, 1995, Acquisition changed its corporate name to NDL Products, Inc. NDL manufactures and distributes specialized protective athletic apparel and equipment.

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

Orthopedic Products, Inc.
On March 22 and March 26, 1996, the Company exchanged a total of 180,000 shares of its registered common stock to acquire 100% of the common stock of OPI, a Florida Corporation engaged in the manufacturing and distribution of orthopedic products to the medical industry. This transaction was accounted for as a purchase, and resulted in an excess purchase price over the fair value of identifiable assets acquired and liabilities assumed which was allocated to goodwill. Fifty thousand of these shares are restricted as follows: 25,000 shares cannot be sold until March 22, 1997 and 25,000 shares cannot be sold until March 22, 1998.

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

Non-marketable securities, such as investments in privately-held companies are carried at historical cost, if necessary, reduced by a valuation allowance to net realizable value. F-30 The Company actively seeks to acquire and finance, as appropriate, additional operating companies or interest therein.

EARNINGS PER SHARE

The computation of earnings per common share is based on the weighted average number of outstanding common shares outstanding during the period. Primary earnings per share and fully diluted earnings per share amounts assume the conversion of the Cumulative Convertible Preferred Stock, and the exercise of the stock warrants.

2. SUBSEQUENT EVENTS

Private Placement-Common Stock

During April and May, 1996 the Company sold 435,000 shares of common stock in private placements for proceeds of $1,522,500. These shares have not been registered with the Securities and Exchange Commission.

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



/S/ Mel Paikoff                Director                           Augst 1, 1996