Form 10QSB
period 1996-06-30
DHB CAPITAL GROUP INC /DE/
filed 1996-08-14
CIK 899166

===========================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   Form 10-QSB

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934



     FOR THE QUARTER ENDED JUNE 30, 1996

                           Commission File No. 0-22429


                              DHB CAPITAL GROUP INC
             (Exact name of Registrant as specified in its charter)

        Delaware                                         11-3129361
State or other jurisdiction                          (I.R.S. Employer
of incorporation)                                    Identification No.)

               11 Old Westbury Road, Old Westbury, New York 11568
                    (Address of principal executive offices)


                  Registrant's telephone number: (516) 997-1155

                                 Not applicable
Former name, former address and former fiscal year, if changed since last report

      Indicate by check whether the registrant (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                Yes [ X ] No [ ]


               As of August 12, 1996, there were 22,954,529 shares of Common Stock, $.001 par value outstanding.
===============================================================================

                                    CONTENTS


         PART I  Financial Information

         Item 1.  Financial Statements

         Consolidated Balance Sheet as of June 30, 1996 and December 31, 1995


         Consolidated   Statements  of  Income  (Loss)  and  Retained   Earnings
              (Deficit) for the three months ended June 30, 1996 and 1995


         Consolidated   Statements  of  Income  (Loss)  and  Retained   Earnings
              (Deficit) for the six months ended June 30, 1996 and 1995


         Consolidated Statements of Cash Flows for the six months ended June 30, 1996 and 1995


         Notes to Consolidated Financial Statements


         Item 2. Management's Discussion and Analysis of Results of Operations Operations and Financial Condition


         PART II  Other Information
         Signatures

                    DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                    UNAUDITED
                                                                     JUNE 30,      DECEMBER 31,
                                                                       1996           1995
                                                                 -------------  ---------------
                     ASSETS
Current Assets
     Cash and cash equivalents                                    $    667,215    $    475,108
     Marketable securities                                           4,957,327       1,829,856
     Accounts receivable, less allowance for
     doubtful accounts of $80,695 & $70,000                          5,560,919       3,819,571
     Inventories                                                     7,416,015       7,856,199
     Prepaid expenses and other current assets                         771,124         208,510
                                                                  ------------    ------------
     Total Current Assets                                           19,372,600      14,189,244
                                                                  ------------    ------------

Property, and Equipment, at cost, less accumulated
     depreciation of $ 433,196  and $325,454                         1,615,668       1,077,066
                                                                  ------------    ------------

Other Assets
     Intangible assets, net                                            752,067         721,327
     Investment in non-marketable securities                         3,816,750       3,316,750
     Deposits and other assets                                         439,004         160,821
                                                                  ------------    ------------
     Total Other Assets                                              5,007,821       4,198,208
                                                                  ------------    ------------
     Total Assets                                                 $ 25,996,089    $ 19,465,208
                                                                  ============    ============
                     LIABILITIES AND EQUITY
Current Liabilities
     Note payable                                                 $  2,550,000    $  2,550,000
     Current Maturities                                                 60,000            --
  Accounts payable                                                   3,167,347       2,847,690
     Accrued expenses and other liabilities                            469,777         301,067
     Deferred taxes payable                                             11,100          23,700
     Income taxes payable                                              319,916          50,783
                                                                  ------------    ------------
     Total Current Liabilities                                       6,578,140       5,773,240
                                                                  ------------    ------------
Long Term Debt
     Long Term Debt                                                    168,603            --
     Due to shareholder                                              1,890,000       1,890,000
                                                                  ------------    ------------
     Total Long Term Debt                                            2,058,603       1,890,000
     Total Liabilities                                               8,636,743       7,663,240
                                                                  ------------    ------------

                   DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED
                                   (continued)
                                                                     JUNE 30,      DECEMBER 31,
                                                                       1996           1995
                                                                 -------------  ---------------

Stockholders' Equity
     Preferred stock                                                      --               219
     Common stock                                                       15,210          13,841
     Additional paid-in capital                                     16,708,820      12,123,470
     Common stock subscription receivable                             (575,000)       (437,500)
     Retained earnings                                               1,210,316         101,938
                                                                  ------------    ------------
     Total Stockholders' Equity                                     17,359,346      11,801,968
                                                                  ------------    ------------
 Total Liabilities and Shareholders' Equity                       $ 25,996,089    $ 19,465,208
                                                                  ============    ============

See Accompanying notes to financial statements

                     DHB CAPITAL GROUP INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                       FOR THE THREE MONTHS ENDED JUNE 30,

                                                           UNAUDITED        UNAUDITED
                                                              1996            1995
                                                         ------------    ------------
 Net Sales                                               $  6,604,450    $  2,617,430

 Cost of sales                                              4,445,807       1,971,651
                                                         ------------    ------------

          Gross Profit                                      2,158,643         645,779

     Selling, general and administrative expenses           2,051,217       1,562,454
                                                         ------------    ------------

       Income before other income (expense)                   107,246        (510,675)

     Other Income (Expense)
       Interest expense, net of interest                      (94,072)        (69,666)
       Dividend income                                         14,245            --
       Realized gain (loss) on marketable securities          108,401          22,234
       Unrealized gain (loss) on marketable securities        578,221         708,952
                                                         ------------    ------------
         Total Other Income (Expense)                         606,795         661,520
                                                         ------------    ------------


       Income (loss) before income taxes                      714,221         150,845

         Income taxes                                         182,000           1,160
                                                         ------------    ------------

       Net Income (loss)                                      532,221         149,685

       Retained Earnings (Deficit) - Beginning                678,095        (112,765)
                                                         ------------    ------------

       Retained Earnings (Deficit) - End                    1,210,316          36,920
                                                         ============    ============

       Earnings (loss) per common share:
         Primary                                         $      0.025    $      0.008
         Fully Diluted                                   $      0.024    $      0.008

Weighted average number of common shares outstanding after giving effect to the 50% stock dividend:

         Primary                                           21,670,790      17,945,700
         Fully Diluted                                     22,192,790      17,945,700

See accompanying notes to financial statements.

                     DHB CAPITAL GROUP INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                        FOR THE SIX MONTHS ENDED JUNE 30,

                                                               UNAUDITED       UNAUDITED
                                                                 1996            1995
                                                             ------------    ------------
Net Sales                                                    $ 13,649,078    $  5,269,520

Cost of sales                                                   9,540,335       3,488,886
                                                             ------------    ------------

         Gross Profit                                           4,108,733       1,780,634

    Selling, general and administrative expenses                3,762,751       2,148,611
                                                             ------------    ------------

      Income before other income (expense)                        345,987        (367,977)

    Other Income (Expense)
      Interest expense, net of interest                          (162,608)        (88,385)
      Dividend income                                              16,135            --
      Realized gain (loss) on marketable securities                94,416          39,087
      Unrealized gain (loss) on marketable securities           1,126,663         610,392
                                                             ------------    ------------
        Total Other Income (Expense)                            1,074,606         561,094
                                                             ------------    ------------


      Income (loss) before income taxes                         1,420,593         193,117

        Income taxes                                              312,215          13,660
                                                             ------------    ------------

      Net Income (loss)                                         1,108,378         179,457

      Retained Earnings (Deficit) - Beginning                     101,938        (142,537)
                                                             ------------    ------------

      Retained Earnings (Deficit) - End                         1,210,316          36,920
                                                             ============    ============

      Earnings (loss) per common share:
        Primary                                              $      0.051    $      0.010
         Fully Diluted                                       $      0.050    $      0.010

      Weighted average number of common shares outstanding after giving effect to 50% stock dividend

        Primary                                                21,670,790      17,945,700
        Fully Diluted                                          22,192,790      17,945,700

See accompanying notes to financial statements.

                     DHB CAPITAL GROUP INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,

                                                                 1996            1995
                                                             -----------    -----------
  CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                          $ 1,108,378    $   179,457
                                                             -----------    -----------
 Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                127,967         57,197
    Deferred income taxes                                           --           (5,999)
 Changes in assets and liabilities (Increase) Decrease in:
    Accounts receivable                                       (1,741,348)       280,701
    Marketable securities                                     (3,127,471)    (1,003,028)
    Inventories                                                  440,184       (826,515)
    Prepaid expenses and other current assets                   (562,614)        47,417
    Other assets                                                (308,923)      (918,644)
  Increase (Decrease) in:
    Accounts payable                                             319,657        551,761
    Accrued expenses and other current liabilities               168,710        248,782
    Deferred taxes payable                                        12,600            --
    State income taxes payable                                   269,133        (19,500)
                                                             -----------    -----------
Net  cash provided (used) by operating activities             (3,318,927)    (1,408,371)

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash payments for the purchase of property                    (666,569)       (93,954)
   Payments to acquire non-marketable securities                (500,000)      (875,000)
                                                             -----------    -----------
 Net  cash provided (used) by investing activities            (1,166,569)      (968,954)
                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments on long term debt                          (14,970)          --
   Proceeds from the issuance of debt                            243,573           --
   Net proceeds from sale of common stock                      4,449,000      2,010,000
   Cost incurred from issuance of common stock                      --          (15,000)
                                                             -----------    -----------
Net  cash provided (used) by financing activities              4,677,603      1,995,000
                                                             -----------    -----------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENT                   192,107       (382,325)
CASH AND CASH EQUIVALENTS - BEGINNING                            475,108        407,425
                                                             -----------    -----------
CASH AND CASH EQUIVALENTS - END                              $   667,215    $    25,100
                                                             ===========    ===========
             Supplemental Cash Flow Information
    Cash paid for interest and taxes
             Interest                                            285,238         28,923
             Taxes                                                33,301         31,101

Noncash transactions: The Company had noncash transactions in March 1996 when the Company issued 180,000 shares of their common stock in lieu of a cash payment of $579,000 to acquire OPI and in June 1996 when the Company's preferred stock was converted into two shares of Common Stock for each share of preferred stock outstanding.

                    DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995


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

2. SUBSEQUENT EVENTS

Private Placement-Common Stock
During July 1996 the Company sold 50,000 shares of common stock in private placements for proceeds of $350,000. These shares have not been registered with the Securities and Exchange Commission.

Declaration of a 50% Stock Dividend

On July 1, 1996, the Board of Directors of the Company declared a 50% Stock Dividend payable on July 16, 1996, to shareholders of record as of July 15, 1996. As a result thereof, the number of outstanding shares of the Common Stock has been increased from 15,303,019 to 22,954,529. The weighted average number of shares and earnings per share have been restated to give effect to the 50% stock dividend.

Merger with The Lehigh Group

On July 8, 1996, the Company and The Lehigh Group, Inc entered into a definitive merger agreement whereby the Company would merge into a wholly-owned subsidiary of Lehigh. Lehigh, whose common stock is listed on the New York Stock Exchange, is engaged in the distribution of electrical supplies for export and import through its wholly-owned subsidiary HallMark Electrical Supplies Corp. If the merger is approved by the shareholders of the Company and Lehigh, then upon completion of the proposed transaction, the shareholders of the Company would receive shares of Lehigh which would represent approximately 97% of the issued and outstanding shares of Lehigh, with the balance of Lehigh's shares to be owned by the current shareholders of Lehigh including current officers and directors. There is no assurance this transaction will be consummated.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

The following analysis of the Company's financial condition and results of operations should be read in conjunction with the financial statements, including the notes thereto, contained elsewhere in this report.

Results of Operations

Three Months ended June 30, 1996, compared to the three months ended June 30, 1995.

Consolidated net sales of the Company for the quarter ended June 30, 1996 was $6,604,450 versus $2,617,430 for the quarter ended June 30, 1995. This 152% increase was primarily due to the inclusion of Point Blank, NDL and OPI. The Company had a consolidated net income for the three months ended June 30, 1996 and 1995 of approximately $532,000 and $151,000, respectively, principally because of the increased sales volume.

Gross profit ratio for the three months ended June 30, 1996 increased to 33% compared to a gross profit percentage of 25% for the three months ended June 30, 1995. The Company's gross profit increased approximately $1,513,000 to $2,158,643 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. The change in the gross profit ratio is primarily due to the diversity of the product mix being sold in the different companies.

The Company's selling, general, and administrative expenses for the three months ended June 30, 1996 increased to $2,051,217 from $1,562,454 for the three months ended June 30, 1995. However, as a percentage of net sales, expenses decreased to 31% of net sales for the quarter ended June 30, 1996, compared to 60% for the quarter ended June 30, 1995. This decrease principally resulted from the efficiencies of operating NDL, Point Blank, and OPI at the same location and stricter fiscal controls.

Interest expense, net of interest income, for the three months ended June 30, 1996 increased to $94,072 from $69,666 for 1995, principally due to increases in the borrowings of the Company.

The Company had a net realized gain of $108,401 and an unrealized gain on its investments in marketable securities of $578,221 for the three months ended June 30, 1996, as compared to a net realized gain of $22,234 and an unrealized gain of $708,952 for the three months ended June 30, 1995.

Six Months ended June 30, 1996, compared to the six months ended June 30, 1995.

Consolidated net sales of the Company for the six months ended June 30, 1996, increased from $5,269,250 to $13,649,078. The increase was primarily due to the inclusion of Point Blank, NDL and OPI. The Company had a consolidated net income for 1996 and 1995 of approximately $1,108,000 and $179,000, respectively, principally because of the appreciation of marketable securities and increased sales volume.

Gross profit in 1996 increased to 131% over 1995 to $4,108,733. The Company's gross profit ratio decreased from 34% in 1995 to 30% in 1996 due to the diversity of the product mix, certain products are being sold at lower margins.

The Company's selling, general, and administrative expenses for 1996 increased to $3,762,751 from $2,148,611 in 1995. However, as a percentage of net sales, expenses decreased to 28% of net sales in 1996, compared to 41% in 1995. This decrease principally resulted from the efficiencies of operating NDL, Point Blank, and OPI at the same location and management's efforts to enforce tighter fiscal conrols.

Interest expense, net of interest income, for the six months ended June 30, 1996 increased to $162,603 from $88,385 for 1995, principally due to increases in the borrowings of the Company.

The Company had a net realized gain of $94,416 and an unrealized gain on its investments in marketable securities of $1,126,663 for the six months ended June 30, 1996, as compared to a net realized gain of $39,087 and an unrealized gain of $610,392 for the six months ended June 30, 1995.

Liquidity and Capital Resources

The Company's primary requirements over the next twelve months are to assist PACA, Point Blank, NDL, ID, Media, and OPI in financing their working capital requirements, and to make possible acquisitions. PACA, Point Blank, NDL, and OPI sell most of their products on 60-90 day terms, and working capital is needed to finance the receivables and inventory.

The Company's principal sources of cash to date have been proceeds from private offerings of the Company's securities, and, as more fully set forth below, term bank loans of up to a year's duration, guaranteed by Mr. David H. Brooks, Chairman of the Board, and certain affiliated persons. A term note to Chase came due on December 4, 1995, and was paid with proceeds of a new loan (the "BNY Loan") from the Bank of New York ("BNY"), bearing interest at 6.43%. The Chase Loan is secured by a security interest in the marketable investment securities of the Company and certain marketable investment securities of the majority shareholder. The Company expects to renew these loans, at prevailing interest rates, when they become due. Of the proceeds drawn down to date, $1,400,000 were used by the Company to refinance PACA's obligations to another financial institution, and $1,150,000 were used to purchase the NDL Assets and provide NDL with working capital. The Chase note for $1,150,000 bears interest at 6.255% per year.

Mr. David H. Brooks, Chairman of the Board, and/or his wife, Mrs. Terry Brooks, made term loans due in April, 1997 of $1,890,000, bearing interest at 9% per year. Mr. and Mrs. Brooks also entered into a collateral agreement [third party] (the "Collateral Agreement") with Chase to pledge certain marketable securities owned by Mr. Brooks and Mrs. Brooks to partially secure the term loans and other obligations of the Company to Chase. In exchange for this, the Company granted to Mrs. Terry Brooks, on December 20, 1994, 5-year warrants to purchase 3,750,000 shares of the Company's Common Stock, at a price of $1.33 per share. The warrants contain provisions for a one-time demand registration, and piggy-back registration rights. All of the aforesaid loans were made directly to the Company, and the Company has loaned the proceeds to NDL. Mr. David Brooks also loaned $2,000,000 to the Company to provide the funds needed to purchase the Point Blank Assets. $1,250,000 have been repaid thus far. Mr. and Mrs. Brooks have also pledged certain of their personal assets to secure the BNY Loan.

The Company relocated substantially all the NDL, Point Blank, and OPI's assets to a 67,000 square foot office and warehouse facility located at 4031 N.E. 12th Terrace, Oakland Park, Florida 33334, which is now owned by affiliates of Mr. Brooks. In January 1996, the Company purchased a new corporate headquarters located in Old Westbury, New York.

The Company's consolidated working capital at June 30, 1996 and 1995 were $12,794,460 and $5,388,292, respectively. The Company believes that it has sufficient resources to meet its working capital requirements for the next twelve months.

ID's working capital requirements are to finance the manufacturing and marketing costs associated with its initial product, and research and development costs associated with product enhancements and new products. ID's principal sources of working capital will be generated from borrowings. Media's working capital requirements will be determined as different avenues for the exploitation of its film library are researched and developed. The film library is not expected to bring in significant revenues to the Company. The Company believes that it has sufficient funds to meet Media's anticipated needs for the next twelve months.

The Company invested approximately $3,816,750 (as of June 30, 1996, on a historical cost basis) in the securities of certain privately held companies, which are included in "Investments in Non-marketable Securities" on the Company balance sheet.


Effect of Inflation and Changing Prices.

The Company did not experience increases in raw material prices during the six month period ended June 30, 1996 an 1995. The Company believes it will be able to increase prices on their products to meet future price increases in raw materials, should they occur.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

On May 23, 1996, the Company initiated a lawsuit against the former president of NDL, Barry Finn, for one milion dollars alleging breach of contract and failure to perform the duties required by him. The lawsuit is in the preliminary stage and it is too early to determine what the outcome will be.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

Dated:  August  12, 1996                                DHB CAPITAL GROUP INC.



                                                        /S/ David Brooks
                                                        ----------------
                                                        Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the Registrant and in capacities and at the dates indicated:

Signature                      Capacity                          Date



/S/ David Brooks              Chairman of the Board              August 12, 1996
- ----------------



/S/ Mary Kreidell             Chief Financial Officer            August 12, 1996
- -----------------



/S/ Mel Paikoff               Director                           August 12, 1996
- ---------------