Form 10QSB/A
period 1996-06-30
DHB CAPITAL GROUP INC /DE/
filed 1996-08-15
CIK 899166

===========================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                               Form 10-QSB/A No 1

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

This filing 10-QSB/A No. 1 amends the Quarterly Report on Form 10-QSB dated August 14, 1996 of DHB Capital Group Inc. (the Company). The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of such report on Form 10-QSB date August 14, 1996 (the "Form-10QSB") as set forth below:



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
                                                                  ============    ============

See Accompanying notes to financial statements

                     DHB CAPITAL GROUP INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                       FOR THE THREE MONTHS ENDED JUNE 30,

                                                           UNAUDITED        UNAUDITED
                                                              1996            1995
                                                         ------------    ------------
 Net Sales                                               $  6,604,450    $  2,617,430

 Cost of sales                                              4,445,807       1,971,651
                                                         ------------    ------------

          Gross Profit                                      2,158,643         645,779

     Selling, general and administrative expenses           2,051,217       1,156,454
                                                         ------------    ------------

       Income before other income (expense)                   107,246        (510,675)

     Other Income (Expense)
       Interest expense, net of interest                      (94,072)        (69,666)
       Dividend income                                         14,245            --
       Realized gain (loss) on marketable securities          108,401          22,234
       Unrealized gain (loss) on marketable securities        578,221         708,952
                                                         ------------    ------------
         Total Other Income (Expense)                         606,795         661,520
                                                         ------------    ------------


       Income (loss) before income taxes                      714,221         150,845

         Income taxes                                         182,000           1,160
                                                         ------------    ------------

       Net Income (loss)                                      532,221         149,685

       Retained Earnings (Deficit) - Beginning                678,095        (112,765)
                                                         ------------    ------------

       Retained Earnings (Deficit) - End                    1,210,316          36,920
                                                         ============    ============

       Earnings (loss) per common share:
         Primary                                         $      0.025    $      0.008
         Fully Diluted                                   $      0.024    $      0.008

Weighted average number of common shares outstanding after giving effect to the 50% stock dividend:

         Primary                                           21,670,790      17,945,700
         Fully Diluted                                     22,192,790      17,945,700

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

The Company's selling, general, and administrative expenses for the three months ended June 30, 1996 increased to $2,051,217 from $1,156,454 for the three months ended June 30, 1995. However, as a percentage of net sales, expenses decreased to 31% of net sales for the quarter ended June 30, 1996, compared to 60% for the quarter ended June 30, 1995. This decrease principally resulted from the efficiencies of operating NDL, Point Blank, and OPI at the same location and stricter fiscal controls.

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

Dated:  August  15, 1996                                DHB CAPITAL GROUP INC.



                                                        /S/ David Brooks
                                                        ----------------
                                                        Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the Registrant and in capacities and at the dates indicated:

Signature                      Capacity                          Date



/S/ David Brooks              Chairman of the Board              August 15, 1996
- ----------------



/S/ Mary Kreidell             Chief Financial Officer            August 15, 1996
- -----------------



/S/ Mel Paikoff               Director                           August 15, 1996
- ---------------