Form 10QSB
period 1996-09-30
DHB CAPITAL GROUP INC /DE/
filed 1996-11-14
CIK 899166

===========================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   Form 10-QSB

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934



     FOR THE QUARTER ENDED SEPTEMBER 30, 1996

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


                                Yes [ X ] No [ ]


         As of November 8, 1996, there were 22,954,529 shares of Common Stock, $.001 par value outstanding.
===============================================================================

                                    CONTENTS



         PART I  Financial Information

         Item 1.  Financial Statements

         Consolidated  Balance  Sheet as of September  30, 1996 and December 31,
            1995


         Unaudited  Consolidated  Statements of Income and Retained Earnings For
            The Three Months Ended September 30, 1996 and 1995


         Unaudited  Consolidated  Statements  of Income  and  Retained  Earnings
            (Deficit) For The Nine Months Ended September 30, 1996 and 1995


         Unaudited  Consolidated  Statements  of Cash  Flows For The Nine Months
            Ended September 30, 1996 and 1995


         Unaudited Notes to Consolidated Financial Statements


         Item 2. Management's Discussion and Analysis of Results of Operations Operations and Financial Condition


         PART II  Other Information

         Signatures

                    DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                       SEPTEMBER 30,    DECEMBER 31,
                                                           1996            1995
                                                       ------------     ------------
                                                        (UNAUDITED)
                          ASSETS
Current Assets
    Cash and cash equivalents .....................   $    198,314    $    475,108
     Marketable securities ........................      3,277,246       1,829,856
     Accounts receivable, less allowance for
     doubtful accounts of $80,695 & $70,000 .......      5,510,197       3,819,571
     Inventories ..................................      8,178,886       7,856,199
     Prepaid expenses and other current assets ....        839,846         208,510
                                                      ------------    ------------
     Total Current Assets .........................     18,004,489      14,189,244
                                                      ------------    ------------

Property, and Equipment, at cost, less accumulated
     depreciation of $498,313 and $325,454 ........      1,632,438       1,077,066
                                                      ------------    ------------

Other Assets
     Intangible assets, net .......................        733,895         721,327
     Investment in non-marketable securities ......      3,316,750       3,316,750
     Deposits and other assets ....................        431,538         160,821
                                                      ------------    ------------
     Total Other Assets ...........................      4,482,183       4,198,898
                                                      ------------    ------------
     Total Assets .................................   $ 24,119,110    $ 19,465,208
                                                      ============    ============

                          LIABILITIES AND EQUITY
Current Liabilities
     Note payable .................................   $  1,400,000    $  2,550,000
     Current Maturities ...........................         60,000            --
     Accounts payable .............................      2,133,923       2,847,690
     Accrued expenses and other liabilities .......        110,594         301,068
     Deferred taxes payable .......................         11,100          23,700
     Income taxes payable .........................        486,007          50,782
                                                      ------------    ------------
     Total Current Liabilities ....................      4,201,624       5,773,240
                                                      ------------    ------------
Long Term Debt
     Long Term Debt ...............................        160,765            --
     Due to shareholder ...........................      1,300,000       1,890,000
                                                      ------------    ------------
     Total Long Term Debt .........................      1,460,765       1,890,000
                                                      ------------    ------------
     Total Liabilities ............................      5,662,389       7,663,240
                                                      ------------    ------------

                    DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                       SEPTEMBER 30,    DECEMBER 31,
                                                           1996            1995
                                                      ------------    ------------
                                                        (UNAUDITED)
Stockholders' Equity
     Preferred stock ..............................           --               219
     Common stock .................................         22,890          20,762
     Additional paid-in capital ...................     17,058,770      12,116,549
     Common stock subscription receivable .........       (227,500)       (437,500)
     Retained earnings ............................      1,602,561         101,938
                                                      ------------    ------------
     Total Stockholders' Equity ...................     18,456,721      11,801,968
                                                      ------------    ------------
 Total Liabilities and Shareholders' Equity .......   $ 24,119,110    $ 19,465,208
                                                      ============    ============

                 See Accompanying notes to financial statements

                     DHB CAPITAL GROUP INC. AND SUBSIDIARIES
        UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,

                                                              1996            1995
                                                              ----            ----
    Net Sales ........................................   $  6,226,028    $  4,402,281

    Cost of sales ....................................      3,908,427       3,094,346
                                                         ------------    ------------

       Gross Profit ..................................      2,317,601       1,307,935

     Selling, general and administrative expenses ....      1,911,889       1,535,331
                                                         ------------    ------------

       Income (loss) before other income (expense) ...        405,712        (227,396)

     Other Income (Expense)
       Interest expense, net of interest .............        (85,389)       (107,570)
       Dividend income ...............................          8,199            --
       Realized gain (loss) on marketable securities .        (94,799)        607,184
       Unrealized gain (loss) on marketable securities        343,039         (96,812)
                                                         ------------    ------------

         Total Other Income (Expense) ................        171,050         402,802
                                                         ------------    ------------

       Income before income taxes ....................        576,762         175,406

       Income taxes ..................................        176,890           4,453
                                                         ------------    ------------

       Net Income ....................................        399,872         170,953

       Retained Earnings  - Beginning ................      1,210,316          36,920

       Stock Dividend Paid ...........................         (7,627)           --
                                                         ------------    ------------

       Retained Earnings  - End ......................   $  1,602,561    $    207,873
                                                         ============    ============

       Earnings per common share:
         Primary .....................................   $      0.018    $      0.009
         Fully Diluted ...............................   $      0.018    $      0.009

Weighted average number of common shares outstanding
  after giving effect to the 50% stock dividend.:
         Primary .....................................     22,216,440      19,467,222
         Fully Diluted ...............................     22,738,440      19,467,222

                 See accompanying notes to financial statements.

                     DHB CAPITAL GROUP INC. AND SUBSIDIARIES
        UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,


                                                              1996            1995
                                                         ------------    ------------
Net Sales ............................................   $ 19,875,112    $  9,671,801

Cost of sales ........................................     13,448,751       6,583,232
                                                         ------------    ------------

  Gross Profit .......................................      6,426,361       3,088,569

Selling, general and administrative expenses .........      5,674,660       3,683,942
                                                         ------------    ------------

  Income (loss) before other income (expense) ........        751,701        (595,373)

Other Income (Expense)
  Interest expense, net of interest ..................       (247,990)       (195,955)
  Dividend income ....................................         24,329            --
  Realized gain (loss) on marketable securities ......           (383)        646,271
  Unrealized gain (loss) on marketable securities ....      1,469,702         513,580
                                                         ------------    ------------
    Total Other Income (Expense) .....................      1,245,658         963,896
                                                         ------------    ------------

  Income before income taxes .........................      1,997,359         368,523

  Income taxes .......................................        489,109          18,113
                                                         ------------    ------------

  Net Income .........................................      1,508,250         350,410

  Retained Earnings (Deficit) - Beginning ............        101,938        (142,537)

  Stock Dividend Paid ................................         (7,627)           --
                                                         ------------    ------------

  Retained Earnings - End ............................   $  1,602,561    $    207,873
                                                         ============    ============

  Earnings  per common share:
    Primary ..........................................   $      0.068    $      0.018
    Fully Diluted ....................................   $      0.066    $      0.018

  Weighted average number of common shares outstanding
     after giving effect to 50% stock dividend
    Primary ..........................................     22,216,440      19,467,222
    Fully Diluted ....................................     22,738,440      19,467,222



                 See accompanying notes to financial statements.

                     DHB CAPITAL GROUP INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                         1996           1995
                                                         ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income .....................................   $ 1,508,250    $   350,410
                                                     -----------    -----------
 Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization ................       193,084         76,431
    Changes in assets and liabilities
  (Increase) Decrease in:
    Accounts receivable ..........................    (1,690,626)    (1,286,734)
    Marketable securities ........................    (1,447,390)      (748,853)
    Inventories ..................................      (322,687)    (2,711,948)
    Prepaid expenses and other current assets ....      (631,336)      (228,548)
    Other assets .................................      (270,717)      (201,862)
  Increase (Decrease) in:
    Accounts payable .............................      (713,767)       642,017
    Accrued expenses and other current liabilities      (190,473)       629,351
    Deferred taxes payable .......................       (12,600)          --
    State income taxes payable ...................       435,224           --
                                                     -----------    -----------

Net  cash used by operating activities ...........    (3,143,038)    (3,479,736)

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash payments for the purchase of property .....      (761,024)      (239,432)
  Net advances to broker .........................          --       (1,938,750)
                                                     -----------    -----------

 Net  cash used by investing activities ..........      (761,024)    (2,178,182)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments on long term debt ..........       (22,808)          --
   Proceeds from the issuance of debt ............       243,573           --
   Net repayments on line of credit ..............    (1,150,000)          --
   Net borrowings (repayment) of shareholder loans      (590,000)       750,000
   Net proceeds from sale of common stock ........     5,146,503      4,582,500
                                                     -----------    -----------

Net  cash provided  by financing activities ......     3,627,268      5,332,500
                                                     -----------    -----------

NET  DECREASE IN CASH AND EQUIVALENT .............      (276,794)      (325,418)

CASH AND CASH EQUIVALENTS - BEGINNING ............       475,108        407,425
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS - END ..................   $   198,314    $    82,007
                                                     ===========    ===========

                    DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


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

                    DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

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

DHB Armor Group, Inc.

On August 8, 1995, the Company formed a new Delaware Corporation which is a wholly-owned subsidiary of the Company. The subsidiary, DHB Armor Group, Inc., ("Armor"), now wholly owns PACA and Point Blank Body Armor, Inc., ("Point Blank").

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

                    DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

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

SUPPLEMENTAL CASH FLOW INFORMATION

    Cash paid for interest and taxes      1996              1995
                                          ----                ----
         Interest                       285,238            51,106
         Taxes                           33,301            24,612

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

                    DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995



2. SUBSEQUENT EVENTS

Merger with The Lehigh Group

On July 8, 1996, the Company and The Lehigh Group, Inc. entered into a definitive merger agreement whereby the Company would merge into a wholly-owned subsidiary of Lehigh. Lehigh, whose common stock is listed on the New York Stock Exchange, is engaged in the distribution of electrical supplies for export and import. On October 11, 1996 the Company terminated the merger agreement. This action was taken pursuant to the provisions of the merger agreement which provided for termination if any action or proceeding is brought before a court to prohibit the transaction contemplated. A lawsuit was recently filed against Lehigh seeking to restrain or prohibit the transaction. The Company experienced no material expenses associated with this transaction or the termination of this transaction.

 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

The following analysis of the Company's financial condition and results of operations should be read in conjunction with the financial statements, including the notes thereto, contained elsewhere in this report.

Results of Operations

Three Months Ended September 30, 1996 Compared to The Three Months Ended September 30, 1995

Consolidated net sales of the Company for the quarter ended September 30, 1996 was $6,226,028 versus $4,402,281 for the quarter ended September 30, 1995. This 41% increase was primarily due to the inclusion of Point Blank and OPI. The Company had a consolidated net income for the three months ended September 30, 1996 and 1995 of $399,872 and $170,953, respectively, principally attributable to both increased sales over the previous year from PACA and NDL and the inclusion of Point Blank and OPI.

Gross profit ratio for the three months ended September 30, 1996 increased to 37% compared to a gross profit percentage of 30% for the three months ended September 30, 1995. The Company's gross profit increased approximately
$1,010,000 to $2,317,601 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. The change in the gross profit ratio is primarily due to the diversity of the product mix being sold in the different companies.

The Company's selling, general, and administrative expenses for the three months ended September 30, 1996 increased to $1,911,889 from $1,535,331 for the three months ended September 30, 1995. However, as a percentage of net sales, expenses decreased to 31% of net sales for the quarter ended September 30, 1996, compared to 35% for the quarter ended September 30, 1995. This decrease principally resulted from the efficiencies of operating NDL, Point Blank, and OPI at the same location and stricter fiscal controls.

Interest expense, net of interest income, for the three months ended September 30, 1996 decreased to $85,389 from $107,570 for 1995, principally due to the repayment of one of the lines of credit and the repayment of one of the shareholders loan in September 1996.

The Company had a net realized loss of $94,799 and an unrealized gain on its investments in marketable securities of $343,039 for the three months ended September 30, 1996, as compared to a net realized gain of $607,184 and an unrealized loss of $96,812 for the three months ended September 30, 1995.

Nine Months ended September 30, 1996 compared to the nine months ended September 30, 1995.

Consolidated net sales of the Company for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995, increased from $9,671,801 to $19,875,112. The increase was primarily due to the inclusion of Point Blank, NDL and OPI. The Company had a consolidated net income for 1996 and 1995 of $1,508,250 and $350,410, respectively, principally because of the appreciation of marketable securities and increased sales volume.

Gross profit in 1996 increased 108% over 1995 to $6,426,361. The Company's gross profit ratio remained constant at 32% in 1995 and in 1996. Although the sales volume increased the diversity of the product mix has changed.

The Company's selling, general, and administrative expenses for 1996 increased to $5,674,660 from $3,683,942 in 1995. However, as a percentage of net sales, expenses decreased to 29% of net sales in 1996, compared to 38% in 1995. This decrease principally resulted from the efficiencies of operating NDL, Point Blank, and OPI at the same location and management's efforts to enforce tighter fiscal controls.

Interest expense, net of interest income, for the nine months ended September 30, 1996 increased to $247,990 from $195,955 for 1995, principally due to increases in the borrowings of the Company, however the Company repaid $1,740,000 of debt in September 1996.

The Company had a net realized loss of $383 and an unrealized gain on its investments in marketable securities of $1,469,702 for the nine months ended September 30, 1996, as compared to a net realized gain of $646,271 and an unrealized gain of $513,580 for the nine months ended September 30, 1995.

Liquidity and Capital Resources

The Company's primary requirements over the next twelve months are to assist PACA, Point Blank, NDL, ID, Media, and OPI in financing their working capital requirements, and to make possible acquisitions. PACA, Point Blank, NDL, and OPI sell most of their products on 60-90 day terms, and working capital is needed to finance the receivables and inventory.

The Company's principal sources of cash to date have been proceeds from private offerings of the Company's securities, and, the Company has throughout its existence, obtained funds for acquisitions and operations from term bank loans of up to a year's duration, guaranteed by Mr. David H. Brooks, Chairman of the Board, and certain affiliated persons. At the present time, the company has a loan of $1,400,000 from the Bank of New York coming due in February 1997 bearing interest at 6.1250%. The Company expects to renew this loan, at prevailing interest rates when it becomes due. The Company had a $1,150,000 Chase Loan which was paid in full in September 1996. Of the proceeds drawn down to date, $1,400,000 were used by the Company to refinance PACA's obligations to another financial institution, and $1,150,000 were used to purchase the NDL Assets and provide NDL with working capital.

Mr. David H. Brooks, Chairman of the Board, and/or his wife, Mrs. Terry Brooks, made term loans due in April, 1997 of $1,140,000, bearing interest at 9% per year. Presently there is $550,000 outstanding on this loan. Mr. and Mrs. Brooks also entered into a collateral agreement [third party] (the "Collateral Agreement") with the bank to pledge certain marketable securities owned by Mr. Brooks and Mrs. Brooks to partially secure the term loans and other obligations of the Company to the bank. In exchange for this, the Company granted to Mrs. Terry Brooks, on December 20, 1994, 5-year warrants to purchase 2,500,000 shares of the Company's Common Stock, at a price of $1.33 per share. The warrants contain provisions for a one-time demand registration, and piggyback registration rights. All of the aforesaid loans were made directly to the Company, and the Company has loaned the proceeds to NDL. Mr. David Brooks also loaned $2,000,000 to the Company to provide the funds needed to purchase the Point Blank Assets. $1,250,000 have been repaid thus far. Mr. and Mrs. Brooks have also pledged certain of their personal assets to secure the BNY Loan.

The Company relocated substantially all the NDL, Point Blank, and OPI's assets to a 67,000 square foot office and warehouse facility located at 4031 N.E. 12th Terrace, Oakland Park, Florida 33334, which is now owned by affiliates of Mr. Brooks. In January 1996, the Company purchased a new corporate headquarters located in Old Westbury, New York.

The Company's consolidated working capital at September 30, 1996 and 1995 were $13,802,865 and $8,615,588, respectively. The Company believes that it has sufficient resources to meet its working capital requirements for the next twelve months.

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

The Company invested approximately $3,316,750 (as of September 30, 1996, on a historical cost basis) in the securities of certain privately held companies, which are included in "Investments in Non-marketable Securities" on the Company balance sheet.

Effect of Inflation and Changing Prices.

The Company did not experience increases in raw material prices during the nine month period ended September 30, 1996 an 1995. The Company believes it will be able to increase prices on their products to meet future price increases in raw materials, should they occur.

PART II.  OTHER INFORMATION

NONE

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

Dated:  November 8, 1996                     DHB CAPITAL GROUP INC.



                                            /S/ Mary Kreidell
                                            -----------------
                                                Mary Kreidell
                                                Chief Financial Officer




                                            /S/ David Brooks
                                            ----------------
                                                David Brooks
                                                Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the Registrant and in capacities and at the dates indicated:

Signature                      Capacity                           Date
---------                      --------                           ----
/S/ David Brooks             Chairman of the Board              November 8, 1996
----------------
    David Brooks


/S/ Mary Kreidell            Chief Financial Officer            November 8, 1996
-----------------
    Mary Kreidell


/S/ Mel Paikoff              Director                           November 8, 1996
---------------
    Mel Paikoff

/S/ Gary Nadleman            Director                           November 8, 1996
-----------------
    Gary Nadleman