Form 10KSB
period 1996-12-31
DHB CAPITAL GROUP INC /DE/
filed 1997-03-31
CIK 899166

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                   For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]


           For the transition period from_______ to ________

                           Commission File No. 0-22429

                             DHB CAPITAL GROUP INC.
                 (Name of small business issuer in its charter)

       Delaware                                   11-3129361
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

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B and no disclosure will be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by Reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

         Issuer's revenues for the most recent fiscal year: $23,378,698

Aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock sold, or the average bid and asked price of such stock, as of March 25, 1997: $9,810,012

Number of shares outstanding of the issuer's common equity, as of March 25, 1997 (exclusive of securities convertible into common equity) : 23,937,008

                                    BUSINESS

History

         DHB Capital Group, Inc. and Subsidiaries, (the "Company") was originally incorporated as a New York corporation on October 22, 1992 by Mr. David H. Brooks. (Mr. Brooks may be deemed a "founder" as defined under the Act.) Effective April 17, 1995 (the "Reincorporation Date"), pursuant to the authorization of the security holders of the Company, the Company was reincorporated (the "Reincorporation") in Delaware. Under the terms of the Reincorporation, the Delaware corporation is the successor in interest to all the rights, interests, assets and liabilities of the New York corporation. Holders of certificates which, prior to the Reincorporation Date, evidenced securities of the New York corporation, automatically become holders of a like number of securities of the Delaware corporation and are entitled (subject to compliance with customary procedures) to exchange their certificates for certificates evidencing the Delaware corporation.

Ballistic - Resistant Equipment

         The Company entered the body-armor business by acquiring Protective Apparel Corporation of America ("PACA") at the end of 1992. PACA is engaged in the development, manufacture and distribution of bullet-, bomb- and projectile-resistant garments, including bullet-resistant vests, fragmentation-protective vests, bullet-resistant blankets and tactical load-bearing vests. In addition, PACA distributes other ballistic protection devices, including helmets, face masks and trauma shields, manufactured by other companies. In August 1995, the Company, through a wholly owned subsidiary now known as Point Blank Body Armor, Inc., a Delaware corporation ("Point Blank"), acquired from a trustee in bankruptcy certain assets (the "Point Blank Assets") of Point Blank Body Armor, L.P., and an affiliated company (collectively, "Old Point Blank"), for a cash payment of $2,000,000, which was provided by a loan from Mr. David Brooks. Prior to the filing of the petition in bankruptcy, Old Point Blank had been a leading U.S. manufacturer of bullet-resistant garments and related accessories. PACA and Point Blank are now wholly owned by DHB Armor Group, Inc., a Delaware corporation (the "Armor Group"), which is a wholly owned subsidiary of the Company.


Protective Athletic Equipment

         On December 20, 1994, the Company, through a newly organized, wholly owned subsidiary, DHB Acquisition, Inc., a Florida corporation, purchased (the "Transaction") the assets (the "NDL Assets"), free of all liabilities, of N.D.L. Products, Inc., a Delaware corporation and of its wholly owned subsidiaries (collectively, the "Seller"), for a cash payment of $3,080,000, net of cash acquired, at an auction held pursuant to Chapter 7 of the Bankruptcy Code. Prior to the Transaction, the Seller was a debtor-in-possession under Chapter 11 of the United States Bankruptcy Code. The transaction was consummated pursuant to an order of the United States Bankruptcy Court, Southern District of Florida, dated December 20, 1994.

         The Seller was engaged in the manufacture and distribution of protective athletic apparel and equipment, such as elbow, breast, hip, groin, knee, shin and ankle supports, and wrist, elbow, groin and knee braces. The Company changed the name of DHB Acquisition, Inc., to "NDL Products, Inc." (hereinafter, "NDL"), in order to use the NDL Assets to start up a business as a manufacturer and distributor of specialized protective athletic apparel and equipment.

Orthopedic Products, Inc.

         The Company has entered the orthopedic products business by acquiring the outstanding capital stock of Orthopedic Products Inc., ("OPI"), a Florida corporation. The Company issued 270,000 shares (after giving effect to the declaration of the Stock Dividend) of its registered Common Stock in March 1996, in two transactions, in exchange for all the outstanding capital stock of OPI. In each of the years ended September 30, 1995 and 1994, OPI had sales in excess of $3,000,000 and losses of approximately $135,000 in 1995 and $105,000 in 1994.

         OPI is engaged in the manufacture and sale of medical and orthopedic products. OPI's products are sold directly to the medical industry, including hospitals, sports medicine centers and medical practices.

Other Business

         Intelligent Data Corporation. In April 1994, the Company acquired a 98% interest in the common stock of Intelligent Data Corporation, ("ID"), a Nevada corporation. ID is a development-stage company engaged in applying sophisticated telecommunications systems, known as "virtual writing" for remote document signature and authentication, remote issuance of bank or brokerage cashier's checks and the facilitation of COD payment transactions. The net assets were written down in 1996 see the caption below "Write-down of Net Assets of Subsidiary".

         DHB Media Group Inc. In April 1994, the Company acquired a 100% interest of the capital stock of DHB Media Group Inc. ("Media"), a New York corporation, whose principal asset is a film library. The net assets were written down in 1996 see the caption below "Write-down of Net Assets of Subsidiary."


         Write-down of Net assets of Subsidiary. At the end of Fiscal 1996, Management of the Company analyzed its current operations to examine the most effective/profitable ways to direct its future efforts. This resulted in the decision to reappraise, for an indefinite period, the pursuit of ID's patents and technology and the film library of DHB Media. These write-downs resulted in a loss on the "Net write-down of Investment in Subsidiaries" for the year ended December 31, 1996 of approximately $530,000.

Recent Developments

         Increase in Authorized Shares of Common Stock. On December 30, 1996 at a Special Meeting of the Stockholders, an amendment to the Company's Certificate of Incorporation was approved, increasing the number of authorized shares of Common Stock from 25,000,000 shares to 100,000,000 shares. This amendment became effective on December 31, 1996.

         50% Stock Dividend Declared July 1, 1996. On July 1, 1996, the Board of Directors of the Company declared a 50% Stock Dividend (the "Stock Dividend") payable on July 16, 1996, to shareholders of record as of July 15, 1996. As a result thereof, the number of outstanding shares of the Common Stock has been increased from 15,303,019 to 22,954,529. Except where specifically noted, all information in this Prospectus about shares outstanding, per-share financial information, share prices, option prices, warrant prices and the like have been restated to give effect to the Stock Dividend as if it occurred prior to the date or period for which such information is reported or disclosed herein. The Summary Financial Information on page 7 has been adjusted to give effect to the Stock Dividend. The Company will pay cash in lieu of fractional shares issuable on account of the Stock Dividend; the aggregate amount of such payments is not expected to be material.

         Buyback of Common Stock. On October 22, 1996 the board of Directors of the Company announced a directive authorizing the Company to purchase up to one million shares of its common stock on the open market, from time to time, at its discretion.

Zunblindage S.A. On February 28, 1997 the Company exchanged a total of 666,000 shares of its registered common stock to acquire 100% of the common stock of a privately held Belgian corporation, Zunblindage S.A.. Zunblindage is engaged in the manufacture and distribution of bullet resistant equipment, apparel and related products and specializes in sales distribution and marketing in the European theater and Middle East regions.

Equity Investments.

         The Company also actively seeks to acquire and finance, as appropriate, additional operating companies or interests therein. Since January 1, 1994, the Company made acquired minority interests in the common stock or securities convertible into common stock, of the following companies:

         Zydacron, Inc., which designs and manufactures video teleconferencing codecs that are fully compliant with ITU H.320 standards. Zydacron codecs provide full-featured multimedia capabilities that integrate into micro-computers running Windows operating system software. Zydacron's family of codec products offers a low-cost full-function "codec engine" that meets existing video teleconferencing environments. The Company owns 4.6% of the equity.

         Darwin Molecular Corporation ("DMC"), which hopes to use DNA sequencing to create novel drugs for the treatment of cancer, AIDS and auto-immune disease. The Company owns 3.9% of the equity. On December 18, 1996 Chiroscience Group plc, a publicly traded company located in England, acquired Darwin Molecular. The Company received approximately 394,000 shares of Chiroscience in exchange for its Darwin shares. These shares are restricted until June 1997.

         Pinnacle Diagnostics, Inc., a privately held Delaware corporation, which is engaged in marketing a variety of medical diagnostic products. The Company owns 16.7% of the equity. On December 31, 1996, the Company recorded a valuation allowance for the total value of Pinnacle as a result of their insolvency.

         Positron Corporation, a publicly held Texas corporation, designs, manufactures, markets and services advanced medical imaging devices which utilize positron emission tomography ("PET") technology. Unlike other available imaging technologies, PET technologies, PET technology permits the measurement of the biological processes of organs and tissues as well as producing anatomical and structural images. The Company owns less than 2% of the equity securities of Positron.

         FED Corporation, a development-stage company, intends to manufacture liquid crystal display devices using proprietary field emission display technologies, which can be used in small notebook computers and other similar devices. The Company owns 2.9% of the equity.

         Solid Manufacturing Co., of Fairplay, Colorado, a privately held manufacturer of snowboards and related goods and accessories. The Company owns 9.5% of the equity. The Company wrote off the entire investment in Solid in December 1996 as a result of Solid Mfg. filing Chapter 11 bankruptcy.

         The Company intends to continue to evaluate and consider the acquisition of additional businesses, which may or may not be related to its current businesses. The Company has no specific plans, arrangements, understandings or commitments with respect to any such acquisition at the present time, and it is uncertain as to when or if any acquisition will be made. The Company is not currently involved in any substantive negotiations for purchasing any business or group of assets.

                                    BUSINESS

DHB Armor Group

         Products. The Armor Group manufactures two basic types of body armor: concealable armor, which is generally intended to be worn beneath the user's clothing, and tactical armor, which is worn externally and is designed to protect against more serious ballistic threats. Both types of armor are manufactured using multiple layers of KevlarTM and/or a combination of KevlarTM, Spectra shieldTM and SpectraFibreTM ballistic fabric, then covered and fully enclosed in an outer carrier. Although some products of Point Blank and PACA are competitive with each other, brand recognition, brand loyalty and distribution channels are expected to minimize the extent to which products of the two companies may impact each other's sales. PACA specializes in concealable and correctional vests. Point Blank specializes in tactical vests and patented concealable Genesis(TM) series vests.

         Concealable vests are contoured to closely fit the user's body shape. The Armor Group sells a line of vests designed specifically for the body shapes of women users. Male vests are manufactured in standard sizes and may also be custom-made. Vests are fastened using Velcro-brand elastic strapping. Concealable vests may be supplied with a shock plate or SpectrashieldTM trauma plate, which is a light insert designed to enhance protection of vital areas. Vests may be supplemented with additional armor plate made of either metal or ceramic to withstand greater threat levels than the vest is otherwise designed to protect against. PACA's wholesale prices for its concealable vests range from approximately $150 to approximately $475. Point Blank's wholesale prices for its concealable vests ranged from approximately $215 to $440, and the Armor Group expects to continue these price levels.

         Tactical vests are designed to give all-around protection and more coverage around the neck, shoulders and kidneys than concealable vests. A groin protector is a popular accessory. These vests contain pockets to incorporate small panels constructed from high-alumina ceramic tiles which provide additional protection against rifle fire. Tactical vests come in a variety of styles, including tactical assault vests, high-coverage armor, and flak jackets, each of which is manufactured to protect against varying degrees of ballistic threat. PACA's wholesale prices of these products range from approximately $370 to approximately $1200. Point Blank's wholesale prices for its tactical garments ranged from approximately $295 to $1150, and the Armor Group expects to continue these price levels.

         The Armor Group's other body-armor products include a tactical police jacket, military field jacket, executive vests, NATO-style vests, fragmentation vests and attack vests. Bomb and fragmentation vests and pants are designed to specifications in U.S. government contracts to offer protection against materials and velocities associated with the fragmentation of explosive devices such as grenades and artillery shells. In general, concealable vests sold to law enforcement agencies and distributors are designed to resist bullets from handguns. Bomb gear utilizes a variety of designs and materials and patterns slightly different from bullet-resistant vests. The Armor Group also manufactures a variety of accessories for use with its body-armor products.

         Potential Product Liability. The products manufactured or distributed by the Armor Group, e.g., bullet-resistant vests, are used in situations which could result in serious personal injuries and death, whether on account of the failure of such products, or otherwise. The Armor Group maintains product liability insurance for both PACA and Point Blank in the amount of $11,000,000 each per occurrence, and $12,000,000 in the aggregate less a deductible of $12,500 for each company. There is no assurance that these amounts would be sufficient to cover the payment of any potential claim. In addition, there is no assurance that this or any other insurance coverage will continue to be available or, if available, that PACA and Point Blank would be able to obtain it at a reasonable cost. Any substantial uninsured loss would have to be paid out of the Armor Group's assets, as applicable, and may have a material adverse effect on the Company's financial condition and results of operations on a consolidated basis. In addition, the inability to obtain product liability coverage would prohibit PACA or Point Blank as applicable, from bidding for orders from certain governmental customers, because many governmental agencies require such coverage, and any such inability to bid would have a material adverse effect on the Company's financial condition and results of operations on a consolidated basis.

         Raw Materials and Manufacturing. The Armor Group manufactures substantially all of their respective bullet-, bomb- and projectile-resistant garments and other ballistic-protection devices. The primary raw material used by the Armor Group in 60% of its manufacturing of ballistic-resistant garments is Kevlar(TM), a patented product of E.I. Du Pont de Nemours & Co. Spectrashield(TM) and SpectraFibre(TM), which are patented products of Allied Signal are used in approximately 20% of all vests. The Armor Group uses Twaron for their balance of vest, a fabric manufactured by Akxo, an Israeli company. The Armor Group purchases cloth woven from these materials from three independent weaving companies. See "Raw Materials, Sources and Availability". The woven fabric is placed on tables, layered over patterns for a particular component of a garment (for example, the front or back of a vest), cut using electric knives and computerized cutting machines, and then they are stitched together. The Armor Group utilizes several hundred patterns based upon size, shape and style (depending upon whether the garment is a bullet-, bomb- or fragmentation-resistant garment). The various components of the garment are then sewn together to create the finished product. KevlarTM, SpectrashieldTM, SpectraFibreTM and Twaron differ in their pliability, strength and cost, such that the materials are combined to suit a particular application. In the opinion of management, the Armor Group enjoys a good relationship with its suppliers of KevlarTM, SpectrashieldTM and SpectraFibreTM. If, however, Du Pont or its European licensee were to cease, for any reason, to manufacture and distribute the bullet-resistant fabrics, the Armor Group would be required to utilize other fabrics, and the specifications of some of the Armor Group's products would have to be modified. Until the Armor Group selected an alternative fabric and appropriate ballistic tests were performed, its operations would be severely curtailed and the Armor Group's financial condition and results of operations would be adversely affected.

         The Armor Group purchases other raw materials used in the manufacture of their products from a variety of sources and believes additional sources of supply for these materials are readily available.

         Customers. The Armor Group's products are sold to United States law enforcement agencies and the military and internationally to governments and distributors. Sales to domestic law enforcement agencies, security and intelligence agencies, police departments, federal and state correctional facilities, highway patrols and sheriffs' departments accounted for 44% and 29%, respectively, of the Armor Group's revenues in each of the years ended December 31, 1996 and 1995. One customer, the New York City Police Department, accounted for approximately 4% and 5% of PACA's sales for the years ended December 31, 1996 and 1995, respectively. PACA was the successful bidder for a significant portion of this customers new 1996 - 1997 contract. Besides domestic customers Point Blank also has international customers which account for 20% of Point Blank's 1996 sales. One major international customer, Egypt, accounted for 12% of Point Blank's sales for the year ended December 31, 1996. The loss of any one customer would not be expected to have a significant impact on the Armor Group's continuing financial results, due to the Armor Group's constant submission of bids for new contracts.

         Sales to the United States armed forces directly or as a subcontractor accounted for 5% of revenues in 1996 and 1995.

         Substantially all sales by the Armor Group to the armed services and other federal agencies are made pursuant to standard purchasing contracts between PACA or Point Blank and the General Services Administration of the Federal Government, commonly referred to as a "GSA Contract". The Armor Group also responds to invitations by military branches and government agencies to bid for particular orders. GSA contracts accounted for approximately 28% of the Armor Group's sales for the year ended December 31, 1996

         PACA and Point Blank, as GSA Contract vendors, are obligated to make all sales pursuant to such contract at its lowest unit price. PACA's current GSA Contract expires July 31, 2001, while Point Blank's GSA Contract is from August 1, 1996 through August 1997.

         During the years ended  December  31, 1996 and 1995,  commercial  sales
(i.e.,  sales  to   non-governmental   entities)  accounted  for  49%  and  52%,
respectively, of Armor Group's revenues.

         Marketing and Distribution. The Armor Group employs 8 customer support representatives, 2 regional sales managers and 25 independent sales representatives who are paid solely on a commission basis. These personnel are responsible for marketing the Armor Group's products to law enforcement agencies in the United States. These individuals often call upon personnel within these agencies who are responsible for making purchasing decisions in order to provide information concerning the Armor Group's products. Sales are made primarily through independent local distributors. However, in areas in which there are no suitable distributors, the Armor Group will fill orders directly.

         Substantially all of the Armor Group's advertising is directed toward law enforcement agencies in the form of catalog and trade shows. The Armor Group advertises its products primarily in law enforcement trade magazines and at trade shows. During the years ended December 31, 1996 and 1995, advertising expenditures were $363,000 and $79,000, respectively.

         Government and Industry Regulations and Standards. Bullet- and bomb-resistant garments and accessories manufactured and sold by the Armor Group are not currently the subject of government regulations. However, law enforcement agencies and the military publish invitations for bidding which specify certain standards of performance which the bidders' products must meet. The National Institute of Justice, under the auspices of the United States
Department of Justice, has issued a revised voluntary ballistic standard (NIJ0101.03) for bullet-resistant vests of several categories. The Armor Group regularly submits its vests to independent laboratories for ballistic testing under this voluntary ballistic standard and all of its products have, at the time of manufacture, met or exceeded such standards in their respective categories.

         In addition, bullet-resistant garments and hard-armor inserts are regularly submitted by the Armor Group for rating by independent laboratories in accordance with a test commonly referred to as V50. This test involves exposing the tested item to blasts of fragments of increasing velocity until 50% of the fragments penetrate the materials. The tested item is then given a velocity rating which may be used by prospective purchasers in assessing the suitability of the Armor Group's products for a particular application. In addition, PACA and Point Blank performs similar tests internally.

         Competition. The ballistic-resistant garment business is highly competitive and the number of United States manufacturers is estimated to be less than 20. Management is not aware of published reports concerning the market, and most companies are privately held. Nevertheless, the Armor Group believes, based upon its experience in the industry that the largest manufacturer was Old Point Blank prior to its filing for Liquidation under Chapter 7 of the United States Bankruptcy Code and that as a result of its purchase of the Point Blank Assets, it is positioned to become the largest manufacturer of ballistic-resistant garments in the United States. In the future, the Company may face other and unknown competitors, some of whom may have substantially greater financial, marketing and other resources than the Company.

         The Armor Group believes that the principal elements of competition in the sale of ballistic-resistant garments are its innovative design, price and quality. In dealings with law enforcement agencies and the military, PACA and Point Blank bid for orders in response to invitations for bidding which set forth specifications for product performance. The Armor Group believes its products are competitive as to both price and quality with the products of its competitors having similar ballistic capabilities and that its ability to remain competitive in pricing is due to its relatively lower labor and production costs. In addition, the Company believes that the Armor Group enjoys a favorable reputation in the industry with over 20 years of supplying federal, state and municipal governments and agencies. These factors, combined with the financial resources made available to the Armor Group by the Company, have permitted it, and are expected to continue to permit it, to reduce interest expenses, improve production efficiency and capacity, control purchasing costs and permit the Armor Group to compete favorably.

         In March 1990, before PACA was controlled by the Company, PACA entered into an agreement with American Body Armor and Equipment, Inc., which prohibited PACA, for a period of ten years ending March 2000, from soliciting business from American Body Armor's twelve largest domestic distributors, nor may PACA solicit business outside the United States relating to the manufacturing, distribution or sale of projectile-resistant garments and materials and other ballistic-protection devices, including without limitation personal body armor. In August 1995, PACA entered into an agreement which terminated all such restrictions, for a payment of $250,000, which was expensed in the quarter ended September 30, 1995.

         The Armor Group's Backlog. As of December 31, 1996, the Armor Group had a backlog of approximately $2,400,000, as compared to $3,096,000 as of December 31, 1995. Backlog at any one date is not a reliable indicator of future sales or sales trends.

         In addition to the backlog, which represents orders believed to be firm, from time to time the Armor Group receives contract awards for municipal orders which may be placed over an extended period of time. The actual dollar amount of products to be delivered pursuant to this and similar contracts cannot be accurately predicted and is generally excluded from reported backlog.

         Employees. As of December 31, 1996, there were two officers of the Armor Group, 13 persons employed in supervisory capacities, 241 employed for manufacturing, shipping and warehousing, and 18 are office personnel. All of Armor Group's employees are employed full time. In the opinion of management, the Armor Group enjoys good relationships with its employees.

NDL PRODUCTS, INC.

         On December 20, 1994, the Company, through a wholly-owned subsidiary, acquired the NDL Assets for a cash payment of $3,080,000, and renamed the acquiring subsidiary "NDL Products, Inc." NDL is engaged in business as a manufacturer and distributor of specialized protective athletic equipment and apparel.

         NDL's protective sports apparel and fitness products and related items are sold under the brand names NDL(TM), Grid(TM), Dr. Bone Savers(TM), Hitman(TM) and Flex Aid(TM). NDL has hired new executives for sales and marketing, production, and new product research and development. NDL has moved its corporate, manufacturing and warehouse operations into a single building in Oakland Park, Florida. See "Properties - NDL Facility."

         NDL's Marketing and Distribution. NDL employs 5 sales executives who are responsible for sales throughout the United States, Western Europe, Asia, the Middle East and Latin America. and who supervise 30 independent sales representatives who are paid solely on a commission basis. These representatives call on customers, who are generally major retailers and distributors. NDL also sells to local distributors and has a telemarketing staff of 5. NDL added a marketing director who is currently evaluating and developing marketing and sales strategies.

         NDL's Potential Products Liability. Some of the products manufactured or distributed by NDL are used in situations where serious personal injuries could occur, whether on account of the failure of NDL's products or otherwise. NDL maintains product liability insurance in the amount of $1,000,000 per occurrence and $2,000,000 in the aggregate, including legal fees, subject to a $1,000 deductible. There can be no assurance that these amounts would be sufficient to cover payment of potential claims, and there can be no assurance that this or any other insurance coverage would continue to be available, or if available, that NDL would be able to obtain it at reasonable cost. Any substantial uninsured loss would have to be paid out of NDL's assets and could have a material adverse effect on the Company's financial condition and results of operations.

         Employees. As of December 31, 1996, there was one officer of the NDL Products, Inc., 6 persons employed in supervisory capacities, 14 employed for manufacturing, shipping and warehousing, and 10 are office personnel. All of NDL's employees are employed full time. In the opinion of management, NDL enjoys good relationships with its employees.


ORTHOPEDIC PRODUCTS, INC.

         In March 1996, the Company exchanged a total of 270,000 shares of its common stock with a value of approximately $579,000 to acquire 100% of the common stock of Orthopedic Products, Inc, a Florida corporation. This transaction was accounted for as a purchase, and resulted in an excess purchase price over the fair value of identifiable assets acquired and liabilities assumed of approximately $57,000 which was allocated to goodwill. OPI is engaged in the manufacture and sale of orthopedic products, and the distribution and sale of general medical supplies to Orthopedists, orthopedic clinics, hospitals, sports medicine centers and orthopedic medical practices.

         OPI's Marketing and Distribution. OPI employs 2 sales executives who supervise 3 independent sales representatives who are paid solely on a commission basis. OPI's products are sold directly to the medical industry, including hospitals, sports medicine centers and medical practices. OPI's objective is to broaden their sales to a national level over the next year.

         OPI's Potential Products Liability. Some of the products manufactured or distributed by OPI are used in situations where serious person injuries could occur, whether on account of the failure of OPI's products or otherwise. OPI maintains product liability insurance in the amount of $1,000,000 per occurrence, and $2,000,000 in the aggregate, including legal fees, subject to a $10,000 deductible.

         There can be no assurance that these amounts would be sufficient to cover payment of potential claims and there can be no assurance that this or any other insurance coverage would continue to be available, or if available, that OPI would be able to obtain it at a reasonable cost. Any substantial uninsured loss would have to be paid out of OPI's assets and could have a material adverse effect on the Company's financial condition and results of operations.

         Employees. As of December 31, 1996, OPI has one officer, three people employed in supervisory capacities, 9 employed for manufacturing, shipping and warehousing, and 3 office personnel. All of OPI's employees are employed full time. In the opinion of management, OPI enjoys good relationships with its employees.

         Segment Information: As described in detail above, the Company operates in two principal segments: Ballistic-resistant equipment and Protective athletic/medical equipment. The Company designs, manufacturers and markets products in both segments as described above.

Financial information on the Company's business segments was as follows:

                                                          1996              1995
                                                     ------------      ------------
Net Sales:
         Ballistic-resistant equipment .........     $ 18,358,614      $ 10,370,602
         Protective athletic & medical equipment        5,909,238         4,276,603
                                                     ------------      ------------
                                                       24,267,852        14,647,205
            Less inter-segment sales ...........         (889,154)         (153,111)
                                                     ------------      ------------
                  Consolidated Net Sales .......       23,378,698        14,494,094
                                                     ============      ============

Income from Operations
         Ballistic-resistant equipment .........     $   (728,388)     $    618,934
         Protective athletic & medical equipment       (2,449,120)         (118,733)
                                                     ------------      ------------
                                                       (3,177,508)          500,201
         Corporate and Other (1) ...............       (1,140,497)         (235,123)
                                                     ------------      ------------
                  Consolidated Operating Income      $ (4,318,005)     $    265,078
                                                     ============      ============

Identifiable Assets (2)
         Ballistic-resistant equipment .........     $ 10,648,863      $  9,818,189
         Protective athletic & medical equipment        4,204,341         3,827,460
                                                     ------------      ------------
                                                       14,853,204        13,645,649
         Corporate and Other ...................        3,549,941         5,819,559
                                                     ------------      ------------
                  Consolidated Net Assets ......     $ 18,403,145      $ 19,465,208
                                                     ============      ============

         (1)      Corporate   and   other   includes   corporate   general   and
                  administrative   expenses,   net   interest   expense,   other
                  non-operating income and expense, and income taxes.

         (2)      Identifiable  assets by industry segment exclude  intercompany
                  loans,   advances,   and   investments.   Intercompany   trade
                  receivables  between  companies  have also been  excluded from identifiable  assets.  Corporate assets are principally  cash, marketable  securities,  deferred  charges and assets held for disposition.

Item 2.  PROPERTIES

         Corporate Headquarters. On January 17, 1996, the Company purchased a one-story building on a two-acre lot at 11 Old Westbury Road, Old Westbury, New York, and relocated its corporate headquarters into that building on or about January 19, 1996.

         PACA. PACA leases 23,400 square feet of office, manufacturing and warehouse space at 148 Cedar Place, Norris, Tennessee from Leonard Rosen, President of PACA, at a present annual rental of $43,200, plus real estate taxes of approximately $4,800 annually. The space is occupied pursuant to a five-year lease which expires October 31, 1997, with an option to acquire the property for $500,000. In the opinion of management, PACA's facilities are adequate for its current needs and for its needs in the foreseeable future. Management believes that the terms of the lease are at the current market price that would be obtained from an unrelated party.

         NDL/Point Blank/OPI Facility. NDL Products leases a 67,000 square foot office and warehouse facility (the "Oakland Park Facility") located at 4031 N.E. 12th Terrace, Oakland Park, Florida 33334 from V.A.E. Enterprises ("V.A.E."), a partnership controlled by Mrs. Terry Brooks, wife of Mr. David H. Brooks, and beneficially owned by Mr. and Mrs. Brooks' minor children. V.A.E. purchased the Oakland Park facility as of January 1, 1995. Point Blank and OPI entered into a net-net lease for a portion of the space in the Oakland Park facility. Annual aggregate base rental is $480,000 and is scheduled to increase by 4% per year. NDL Products, Point Blank, and OPI, as lessees, are responsible for all real estate taxes and other operating and capital expenses. Management believes that the terms of the lease are at the current market price that would be obtained from an unrelated party.


Item 3.  PENDING LITIGATION

         On August 1996, the Company commenced a lawsuit against the former shareholders of OPI, Mr. Jeffrey Schepp and Mr. Leon Wagner for breach of their employment contracts, negligent misrepresentation and injunctive relief seeking to enforce a covenant not to compete. The legal counsel handling the case for the Company has advised that it is too early to reliably predict the outcome of the case.

         In June 1996, the Company commenced a lawsuit against the former president of NDL, Mr. Barry Finn, for breach of his employment agreement. On December 13, 1996 Mr. Finn filed a counterclaim against the Company asserting Breach of Contract. The legal counsel handling the case for the Company has advised that it is too early to reliably predict the outcome of the case.

         The Company is party to other litigation matters and claims which are normal in the course of its operations, and while the results of the litigation and claims cannot be predicted with certainty, management believes, based on advice of counsel, the final outcome of such matters will not have a materially adverse effect on the consolidated financial position.

Item 4. Submission of Matters to a Vote of Security Holders. A special meeting of the Shareholders in lieu of an annual meeting was held on December 30, 1996. The following items were voted on and ratified.

1. The following people were elected directors, David H. Brooks, Mary Kreidell, Patrick Garvey, Gary Nadleman, Morton A. Cohen, and Robert Trevisani.

2. The Company's Certificate of Incorporation was amended to increase the number of authorized common shares from 25,000,000 shares to 100,000,000 shares.

3. The appointment of the independent accountants, Capraro, Centofranchi, Kramer & Co., P.C.

                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         The Common Stock of the Company has been traded on the over-the-counter market ("OTC Bulletin Board") since September 22, 1993. Prior thereto, there was no public market for the Company's securities. The bid prices set forth below represent quotations by brokers making a market in the Company's Common Stock, have been adjusted to reflect the 50% Stock Dividend and do not include retail mark-ups, mark-downs or commissions, and may not necessarily reflect actual transactions. Commencing on June 8, 1994, the Company was listed on the Boston Stock Exchange and traded under the symbol "DHB."

                                                        Low               High
                                                        ---               ----
1994:    1st Quarter                                   1.67               3.50
         2nd Quarter                                   1.50               3.00
         3rd Quarter                                   1.50               2.33
         4th Quarter                                   1.33               3.25
1995:    1st Quarter                                   1.92               2.50
         2nd Quarter                                   1.92               3.75
         3rd Quarter                                   2.92               4.00
         4th Quarter                                   2.17               3.17
1996:    1st Quarter                                   2.00               2.75
         2nd Quarter                                   2.67               6.67
         3rd Quarter                                   5.00              10.00
         4th Quarter                                   3.00               5.88

1997:    1st Quarter (through  March                   1.75               2.75
         25, 1997)

                  On July 1, 1996, the Board of Directors declared a 50% Stock Dividend payable on July 16, 1996, to holders of record as of July 15, 1996. See 'Business - Recent Developments - 50% Stock Dividend.' With respect to the Company's current policy on cash dividends, if the Company generates earnings, the Company will retain such earnings for further development of its business. The payment of cash dividends in the future will depend upon the earnings and financial requirements of the Company and all other relevant factors, including approval of such dividends by the Board of Directors.

The number of holders of record of the Company's Common Stock on March 25, 1997, was 145; however, the number of holders of record includes several brokers and depositories for the accounts of their customers. The Company estimates that shares of Common Stock are held by approximately 1,000 beneficial owners.


Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND      RESULTS OF OPERATIONS

         The following analysis of the Company's financial condition and results of operations should be read in conjunction with the financial statements, including the notes thereto, contained elsewhere in this Prospectus.

General

         The Company is a holding company which is principally engaged through its wholly-owned subsidiaries in the development, manufacture and distribution of bullet- and projectile-resistant garments, and the manufacture and distribution of protective athletic equipment and apparel. In August 1995, the Company acquired certain assets, free of all liabilities (the "Point Blank Assets") of Point Blank Body Armor, L.P., and an affiliated company
(collectively, "Old Point Blank") at an auction held pursuant to Chapter 7 of the United States Bankruptcy Code. In late December 1994, the Company started up its protective athletic equipment business by acquiring the trade inventory, work in process, raw materials, trade names and trademarks (the "NDL Assets") of N.D.L. Products, Inc., a Delaware corporation, at an auction held pursuant to Chapter 7 of the Bankruptcy Code. In March 1996, the Company acquired Orthopedic Products, Inc. ("OPI"), which is a manufacturer of orthopedic products and a distributor of general medical supplies. The Company also owns a minority interest in several other companies, some privately held and some publicly held, in the pharmaceutical business, health care, telecommunications, electronics and snowboard manufacturing. The management of the Company is engaged in the review of potential acquisitions and in providing management assistance to the Company's operating subsidiaries.

         The Company commenced operations in November 1992 by acquiring the outstanding common stock of PACA, a manufacturer and distributor of bullet-proof garments and accessories. From the acquisition of PACA through December 20, 1994, i.e., the date of the start-up of NDL, PACA was the Company's only source of revenue from operations. Thereafter, and to date, NDL, Point Blank and OPI are also sources of revenue from operations.

         The discussion that follows must be read in conjunction with the financial statements, including the notes thereto.

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

Results of Operations

         Year Ended December 31, 1996, compared to year ended December 31, 1995. Consolidated net sales of the Company for the year ended December 31, 1996 increased by $8,884,604, or 61% to approximately $23,378,698. The increase was primarily due to the inclusion of Point Blank for a full year. Gross profit in 1996 decreased $1,054,520. The Company's gross profit percentage decreased from 27% in 1995 to 19% in 1996. This decrease was the result of lower selling prices to induce new customers and a weakness in production management and production controls which allowed for above normal usage of raw materials. The Company had a consolidated net loss of approximately $4,866,000 for 1996 as compared to a consolidated net income of approximately $244,000 for 1995.

         During the last quarter of 1996, the Company instituted major changes at their Florida facility which houses Point Blank, NDL and OPI. New management was put in place in October 1996 including a new production manager. Pricing was reviewed and controls put in place to yield better profit margins and better material usages. The new management instituted a policy regarding the capitalization of salesmen samples after finding that the returned samples were normally reissued to other salesmen and seldomly sold for their recorded value. Therefore, the decision was made to write these salesmen samples off in 1996 resulting in a $292,000 charge to income. Additionally, the Company changed it policies regarding the percentage of inventory to reserve for future slow moving inventory, which resulted in a charge of approximately $700,000 against income in 1996.

         The Company's selling, general and administrative expenses ("S,G&A expenses") for 1996 increased to $8,668,950 from $5,140,399 in 1995. As a percentage of net sales the S,G & A expenses were 37% in 1996 compared to 35% in 1995. In 1996 the Company wrote off a loan-receivable of approximately $52,000 which was made to an individual relating to the acquisition of Media. All attempts to collect the debt were unsuccessful, and therefore, the loan was written off. In connection with the major changes instituted above the Company incurred some non-recurring consulting and management fees during the year ended 1996 for approximately $250,000. Included in rent expense for 1996 was a one time buy-out of OPI's lease for its former location of $80,000. Management felt that by moving OPI into the facility with the other Florida Companies would enable them to reduce costs in the future due to the synergy of businesses. Additionally, the Company increased its percentage of accounts receivable to record an allowance for, which resulted in a $233,320 increase in S,G,&A expenses.

         In 1996 the Company aggressively sought to regain its market share by increasing its marketing efforts. This amounted to 8% of the S,G&A expenses for 1996 as compared 4 % of the S,G&A expenses for 1995. The Company also incurred additional research and development to launch a new product line which increased S,G&A expenses $150,000 over 1995's levels.

         The Company incurred more legal and professional fees for the year ended 1996 regarding the purchase of OPI, a proposed merger which was terminated, and the Company commencing a lawsuit against the former shareholders of OPI. Legal fees increased over $50,000 in 1996 compared to 1995.

         Interest expense, net of interest income, for 1996 increased to $327,347 from $303,615 due to a decline of interest income on the Company's cash balances.

         At the end of Fiscal 1996, Management of the Company analyzed its current operations to examine the most effective/profitable ways to direct its future efforts. This resulted in the decision to put on hold, for an indefinite period, the pursuit of ID's patents and technology and the film library of DHB Media. These write-downs resulted in a loss on the "Net write-down of Investment in Subsidiaries: for the year ended December 31, 1996 of approximately $530,000. Also included in other income (expense) is a $1,000,000 write-off of two of the Company's long term investments. The Company's entire $500,000 investment in Solid Manufacturing was written off as a result of them filing for bankruptcy. The Company recorded a valuation allowance for its $500,000 investment in Pinnacle Diagnostic as result of Pinnacles' insolvency. The Company had a net realized gain of $381,337 and an unrealized gain of $69,168 for the year ended December 31, 1996 as compared to a $675,743 realized gain and a $347,481 unrealized gain for the year ended December 31, 1995.

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

         Gross profit in 1995 increased to $5,405,477 an increase of 119% over 1994. The Company's gross profit ratio increased from 27% in 1994 to 37% in 1995, primarily because of the products sold by Point Blank yielded greater margins.

         The Company's selling, general and administrative expenses for 1995 increased to $5,140,399 from $2,250,550 in 1994. These expenses as a percentage of net sales were 35% in 1995, compared to 25% in 1994. The increase was attributable to costs associated with the move of Point Blank and NDL into the present location and other nonrecurring expenses.

         Interest expense, net of interest income, for 1995 increased to $303,615 from $65,072 for 1994, principally due to a decline in interest income because of the use of the Company's funds in its operating business, and increases in the borrowings of the Company.

         The Company had a net realized gain of $675,743 and an unrealized gain on its investments in marketable securities of $347,481 for the year ended December 31, 1995, as compared to a net realized loss of $360,817 and an unrealized loss of $293,854 for the year ended December 31, 1994.

Liquidity and Capital Resources.

         The Company's primary capital requirements over the next twelve months are to assist PACA, Point Blank, NDL, and OPI in financing their working capital requirements, and to make possible acquisitions. PACA, Point Blank, and NDL sell most of their products on 60 - 90 day terms, and OPI sells most of its products on 30-60 day terms, and working capital is needed to finance the receivables, manufacturing process and inventory. Working capital at December 31, 1996 was $8,900,398 compared to $8,416,004 at December 31, 1995 at December 31, 1995 and
its ratio of current assets to current liabilities was 2.88:1 and 2.46:1, respectively, on such dates.

         Cash, cash equivalents and marketable securities totaled $2,591,682 at December 31, 1996 compared to $2,304,964. The increase in cash, cash equivalents and marketable securities was primarily through the proceeds from private offerings of the Company's securities. This increase was partially offset by cash used to pay off a line of credit of $1,150,000 and to repay a shareholder loan of $590,000. The Company has, throughout its existence, obtained funds for acquisitions and operations from term bank loans for periods of up to a year, which have been secured, in part, by the controlling shareholder's hypothecation of marketable securities. In the past, the Company has always been able to roll over such loans with new loans at prevailing interest rates. At the present time, it has a loan of $1,400,000 from the Bank of New York coming due in April 1997, bearing interest at 6.3125% per year. There is no assurance that the Company will be able to roll over such loans as they become due. The Company expects to renew this loan, at prevailing interest rates, when it becomes due.

         The Company's principal commitments at December 31, 1996 consisted of obligations under their operating leases for its facilities.

         The Company's capital expenditures for 1996 were $1,123,739 as compared to $4,222,257 for 1995. The purchase of Point Blank accounted for over $2.3 million of the capital expenditures for 1995. The Company purchased OPI in March 1996 and Zunblindage in February 1997 by issuing stock in lieu of a cash payment.

         The Company invested approximately $3,316,750 (as of December 31,1996, on a historical cost basis) in the securities of certain privately held companies and restricted securities of certain public companies, which are included in "Investments in Non-marketable Securities" on the Company's Balance Sheet. As of December 31, 1996, the Company has recorded a valuation allowance of $1,000,000 against two specific investments to bring the net realizable value to $2,316,750 at December 31, 1996.

         Although the Company had a net loss of $4,865,872 for the year ended December 31, 1996, there was a net increase of cash of $774,547 as compared to a net income of $244,475 with a net increase in cash of $67,683. The Company's quick ratio increased from 1.34% in 1996 as compared to 1.09% in 1995. The Company believes it has sufficient resources to meet its working capital requirements for the next twelve months.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The Directors serve for a term of one year following their election at the Annual Meeting of Shareholders, and until their successors have been elected and qualified, the officers serve at the discretion of the Board of Directors.

Directors and Executive Officers

         David H. Brooks, age 42, has served as Chairman of the Board and Chief Executive Officer of the Company since its inception. Mr. Brooks has been the Chairman of the Board, President and a Director of Brooks Industries of L.I., Inc. ("Brooks Industries"), since October 1988, a New York corporation of which he is the sole shareholder and through which he makes investments. Brooks Industries engages in the venture capital business and in securities trading. Mr. Brooks served as a consultant to U.S. Alcohol Testing of America Inc. during the period from February 1991 to November 1992 and has, through Brooks Industries, served as a consultant to Good Ideas Enterprises, Inc., a majority-owned indirect subsidiary of U.S. Alcohol pursuant to an agreement having a five-year term expiring in May 1997. Mr. Brooks served as a consultant to The Thunder Group, Inc. from October 25, 1991, until the filing of an involuntary Chapter 11 bankruptcy petition against The Thunder Group in February 1993. In each case, Mr. Brooks provided advice on matters relating to the business, financial management and marketing activities. Mr. Brooks does not serve as a consultant to any other company at the present time and, other than as previously described, he has not served in such capacity for more than the past five years. Mr. Brooks received a bachelor of science degree in accounting from New York University in 1976. Since that time he has been engaged principally as an investor for his own account.

         David H. Brooks, his brother Jeffrey Brooks, and Jeffrey Brooks Securities, Inc. ("JBSI"), which was wholly owned by Jeffrey Brooks, entered into a consent decree in December 1992 with the SEC. The SEC had filed a civil complaint in the United States District Court for the Southern District of New York (Docket No. 922846) alleging that an employee of JBSI was involved in an unlawful insider-trading scheme allegedly conducted through JBSI and the filing of false information by JBSI, a registered broker-dealer. The SEC alleged that JBSI did not establish, maintain or enforce policies and procedures that are required under Section 15(f) of the Exchange Act, designed to detect and prevent insider trading by an employee of JBSI, and that JBSI did not make required disclosures under Section 15(b) of the Exchange Act. The SEC further alleged that David Brooks exercised "de facto control" of certain aspects of JBSI's operations and that David Brooks and Jeffrey Brooks aided and abetted the reporting violations of JBSI. Pursuant to the settlement of these charges, without admitting or denying such allegations, David Brooks, Jeffrey Brooks and JBSI were assessed an aggregate civil fine of $405,000 and were enjoined from future violations of Section 15(b) and 15(f) of the Exchange Act; David Brooks was barred from having any direct or indirect interest in, or acting as a director, officer or employee of, any broker, dealer, municipal securities dealer, investment advisor, or investment company (provided that David Brooks is able to apply to become so associated after a five-year period); Jeffrey Brooks is prohibited from acting in a supervisory capacity with respect to any employee or any broker, dealer, municipal securities dealer, investment company or investment advisor for a period of one year; and JBSI was required to institute and maintain procedures pursuant to Section 15(f) of the Exchange Act. Mr. David Brooks is not under any prohibition from serving as an officer or director of any public company other than a registered broker-dealer or an investment company.

         Mary Kreidell, age 43, has served as Treasurer, Secretary, and a Director of the Company since its inception. Mrs. Kreidell became a Certified Public Accountant in 1991. She worked for Israeloff, Trattner & Co. CPA'S, P.C., a certified public accounting firm, for four years prior thereto.

         Leonard Rosen, age 57, is a founder of PACA and has served as its President since its inception in 1975. He is actively involved in all facets of PACA's operations, from production to sales. Mr. Rosen has experience in the apparel industry for over 35 years. He worked closely in the research and development of ballistic-resistant soft body armor and helmets with the Federal Government, including serving as a charter member of the committee that conceived the National Institute of Justice "0l" Standard for ballistic body armor.

         Sandra Hatfield, age 43, has been President of Point Blank since October 1996. For more than 5 years prior thereto, she was the Vice President of Production at PACA.

         Michael Bell, age 43, became the President of NDL in March 1997. For more than five years prior thereto, he was the President and Chief Executive Officer of Converse, Inc.

         Joseph Giaquinto, age 32, has been President of NDL's Flex Aid division since March, 1995. For more than 7 years prior thereto, he was a Vice President of Sales for Tru-Fit Marketing, of Boston, Massachusetts.

         Patrick J. Garvey, age 61, is the Director of Canal Enterprises for the N.Y. State Thruway Authority and its wholly owned subsidiary, the N.Y. State Canal Corp (development for commercial shipping and economic development initiatives). Prior to joining the Thruway Authority in 1993, he served for more than seven years as the Commander of Camp Smith in Peekskill, N.Y. and as Legislative Assistant to the Adjunct General of N.Y. Mr. Garvey is also a retired Colonel in the United States Marine Corps Reserve.

         Gary Nadelman, age 44, has been the president of Synari, Inc., of New York, NY, a privately held manufacturer and distributor of women's sportswear and other apparel, for more than 5 years.

         Morton A. Cohen, age 61, has over ten years experience in venture capital and over twenty-five years experience in the public securities industry, both as a securities analyst and a investment banker. Also, he has successfully managed several emerging growth companies. Mr. Cohen has been Chairman, President and Chief Executive Officer of Clarion Capital Corp. since 1982. Mr. Cohen served as Governor of the Montreal Stock Exchange, is a Chartered Financial Analyst and holder of a M. B.A. from the Wharton School of Business of the University of Pennsylvania. Mr. Cohen was a member of the Small Business Investment Advisory of Small Business Investment Companies and is a member of the Small Business Investment Advisory Council. He is the Chairman of Monitek Technologies, Inc. (NASDAQ), Chairman of Cohesant Technologies (NASDAQ) and Director of Gothic Energy (NASDAQ) and a director of Zemex Corp (NYSE).

         Robert Trevisani, age 62, is a senior partner in the Boston and Washington D.C. law firm of Gadsby & Hannah. He was a former Special Trial counsel for the General Counsel of the U.S. Treasury Department in New York City. He holds degrees from Boston College (BA), Boston College of Law (JD) and New York University Graduate School of Law (LLD).

         Because of the relatively small size of the Company, the loss of a senior executive may have a materially adverse effect upon the Company until a suitable replacement can be found.

Item 10.  Executive Compensation.

         Summary Compensation Table. The following table sets forth certain summary information regarding the compensation of the Company's Chief Executive Officer and each of its other executive officers whose total salary and bonus for the year ended December 31, 1996 and 1995, exceeded $100,000:

                                                                                                 Long-Term
                                                                                                 Compensa-
                                                                                                   tion
                                                             Annual Compensation                  Awards
                                                                                                Securities
                                                                                    Other      underlying
Name and Principal                                                                  Annual       Options/
Position                             Year               Salary(1)        Bonus   Compensation      SAR's(4)
--------                             ----               ---------        -----                     -----
David Brooks, (2)                    1996               191,667
Chairman, CEO                        1995                39,583

Joseph Giaquinto                     1996               100,000
President of Flex Aid                1995                50,962            0           0            0

Leonard Rosen,(3)                    1996               135,000            0           0            0
President of PACA                    1995               125,000

(1) Although certain officers receive certain perquisites such as auto allowances and expense allowances, the value of such perquisites did not exceed the lesser of $50,000 or 10% of the respective officers' salary and bonus.

(2)      Certain  warrants  were  awarded to Mrs.  Terry  Brooks in 1994 and Mr.
         David  Brooks  in  1996;  see  "Employment   Agreements"  and  "Certain
         Transactions."


(3)      Mr. Rosen is the lessor of PACA's  premises in Norris,  Tennessee.  See
         "Properties" and "Certain Transactions." The Company does not consider the lease payments to be compensation, because they are not in excess of the fair market value of the lease.

(4)      In October  1995,  the Company  adopted a plan (the "1995 Stock  Option
         Plan" or the "Plan") pursuant to which the Board of Directors or a committee (the "committee") of the Board is authorized to award up to 3,500,000 shares of Common Stock, after giving effect to the 50% stock dividend paid on July 16, 1996, to selected officers, employees, agents, consultants and other persons who render services to the Company. The options may be issued on such terms and conditions as determined by the Board or Committee, and may be issued so as to qualify as incentive stock options under Internal Revenue Code Section
         422A. The directors who are authorized to award options are not eligible to receive options under the Plan. The Company has filed a registration statement with respect to the Plan, and shares ("Option
         Shares") of Common Stock acquired under the Plan are eligible for resale by non-affiliates without further registration under the Act;
         Option Shares acquired by affiliates of the Company are subject to the registration requirements of the Act. No shares have been issued under this plan.

         Employment Agreements. Mr. Brooks, the CEO and Chairman of the Board of DHB Capital Group Inc. is employed pursuant to a five year employment agreement which was entered into April 1, 1996. Pursuant to the agreement Mr. Brooks receives an annual salary of $250,000 through April 1997 with annual increases of $25,000. The terms of Mr. Brooks's contract provide for 750,000 of warrants exercisable at $2.33 for five years. In addition, Mr. Brooks receives an annual bonus of ten percent of the net profit. As the Company has businesses in Florida and requires Mr. Brooks to spend considerable time there, this contract include provisions for certain of his Florida living expenses. Subsequent to the execution of the employment contract, Mr. Brooks voluntarily relinquished his right to the provision in his employment contract for the annual bonus of 10% of net profit.

         Mr. Rosen is employed pursuant to a five-year employment agreement with PACA which was entered into at the time the Company acquired PACA, i.e., November 6, 1992. Pursuant to the agreement, Mr. Rosen receives annual salaries ranging from $115,000 in 1993 to $155,000 in 1997, plus certain fringe benefits.

         NDL's executive, Mr. Giaquinto, has a three year employment contract providing for an annual base salary of $100,000 and options to purchase 49,500 shares of common stock at a price of $1.33 per share exercisable at the rate of not more than 16,500 shares per year. In March 1997, NDL's and OPI's President, Mr. Bell, entered into a three year employment contract providing for an annual base salary of $100,000 plus certain fringe benefits and incentive bonuses.

         OPI's former executives, Mr. Schepp and Mr. Wagner, had three year employment contracts providing for an annual base salary of $67,800 plus certain fringe benefits. These contracts were entered into in March 1996 concurrent to the Company acquiring 100% of the outstanding capital stock OPI. In August 1996, Mr. Schepp and Mr. Wagner resigned as officers of OPI and therefore, in the opinion of management, breached their employment contracts (See Pending Litigation)

         Stock Options. In the year ended December 31, 1996, the Company granted 750,000 stock warrants per year exercisable at $2.33 for five years to the CEO, David Brooks, in connection with his employment contract. No additional stock options, warrants or similar securities, rights or interests to any of the executive officers of the Company listed in the Summary Compensation Table above, and no options, warrants or similar securities, rights or interests were exercised by any such executive officers. In 1994, a warrant was issued to Mrs. Terry Brooks in exchange for loans by Mrs. Brooks and her pledging of certain assets to secure the Company's indebtedness to The Chase Manhattan Bank, N.A. See "Certain Transactions."

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of Common Stock and other equity securities of the Company.

         To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 1996, all
Section 16(a) filing requirements applicable to its officers, directors and greater-than-ten-percent beneficial owners were complied with.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth the beneficial ownership of the Company's Common Stock as of March 25, 1997, after giving effect to the Stock Dividend, for (i) each person known by the Company to beneficially own more than five percent of the shares of outstanding Common Stock, (ii) each of the executive officers listed in the Summary Compensation Table in "Management Executive Compensation" and (iii) all of the Company's executive officers and directors as a group except as otherwise indicated, all shares are beneficially owned, and investments and voting power are held by the persons named as the owners.

                                                     Number of Shares
         Name and Address                            Beneficially Owned                      Percent Owned(1)
         ----------------                            ------------------                      ----------------
         David H. Brooks                                  16,500,600(2)                            60%
         11 Old Westbury Road
         Old Westbury, New York 11568

         Jeffrey Brooks(3)                                 2,353,500                                8%
         44 Coconut Row
         Palm Beach, Florida 33480

         Leonard Rosen                                       120,142(4)                             *
         148 Cedar Place
         Norris, Tennessee

         All officers and Directors                       16,959,370(5)                            61(6)
         as a group (11 persons)
--------
         *  - Less than one (1%) percent

1. Based upon 28,587,008 shares outstanding as of March 25, 1997, after giving effect to the Stock Dividend, increased by, with respect to Mr. Brooks, 3,750,000 shares acquirable by his wife pursuant to a warrant to purchase
     3,750,000 shares at a price per share of $1.33 and the 750,000 warrants acquirable by Mr. Brooks at $2.33 as well as 75,000 warrants exercisable at $1.33 for each, Ms. Kreidell and Mr. Rosen.

2. Consists of 7,500,600 shares owned by Mr. Brooks and 4,500,000 owned by his wife as custodian for his minor children, and 3,750,000 shares which may be acquired by Mrs. Brooks upon exercise of a warrant to purchase such shares at a price per share of $1.33. Messrs. David H. Brooks and Jeffrey Brooks are brothers. Each disclaims beneficial ownership of shares owned by the other.

3. Messrs. David H. Brooks and Jeffrey Brooks are brothers. Each disclaims beneficial ownership of shares owned by the other.

4. Consists of 45,142 shares outstanding and 75,000 shares acquirable under warrants awarded to Mr. Rosen; does not include 4,350 shares owned by Mr.
     Rosen's wife, as to which Mr. Rosen disclaims beneficial ownership.

5. Includes 4,500,000 shares acquirable by an officer and his wife pursuant to a presently exercisable warrant.

6. Based upon all shares outstanding as set forth in Footnote 1 above, including 3,750,000 acquirable by Mrs. Terry Brooks and 750,000 acquirable by Mr. David Brooks.

Item 12.  CERTAIN  RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company obtained funds for the cash payment required to carry out the acquisition of the assets used to start up NDL, and for working capital for NDL, from (i) the Company's working capital, (ii) the Loan, and (iii) term loans of $1,140,000 from Mr. Brooks and term loans from Mrs. Brooks, bearing interest at 9% per year. Presently the outstanding balance of this loan is $550,000 expiring April 1997 and has been renewed until November 1998 bearing interest at 12%. The interest paid on this loan to date is $183,147. Under a collateral agreement [third party] (the "Collateral Agreement") covering securities owned by Mr. David H. Brooks, Chairman of the Board of the Company, and Mrs. Terry Brooks, his wife, Mr. Brooks and Mrs. Brooks have pledged certain marketable securities to Bank to partially secure the Bank loans and other obligations of the Company to the Bank. In exchange for this, the Company has agreed to grant to Mrs. Brooks 5-year warrants to purchase 3,750,000 shares of Common Stock, at a price of $1.33 per share. The warrants contain provisions for a one-time demand registration, and piggyback registration rights. Mr. David Brooks also lent $2,000,000 to the Company to provide the funds needed to purchase the Point Blank Assets; the outstanding balance on that loan is now $750,000 at 11% interest payable November 1998; the Company obtained funds to pay down the loan by liquidating certain investments at a profit. The Company has paid for the account of Mr. and Mrs. Brooks a total of $84,551 in interest on their loans to the Company. Mr. and Mrs. Brooks have also pledged personal assets to BNY to secure the Company's debt to that bank. The Company entered into an employment agreement in April 1996 with Mr. Brooks, See - "Employment Agreements".

         During 1995 and 1996, the Company sold 3,300,000 unregistered shares of Common Stock to approximately 12 persons.

         NDL, Point Blank and OPI operate at a 67,000 square foot office and warehouse facility (the "Facility") located at 4031 N.E. 12th Terrace, Fort Lauderdale, Florida 33334, which it leases from V.A.E. Enterprises ("V.A.E."), a partnership controlled by Mrs. Brooks and beneficially owned by Mr. and Mrs. Brooks' minor children, which purchased the Facility on or about January 1, 1995. The lease is a 5-year net-net lease; annual base rental is $480,000 and is scheduled to increase by 4% per year. The Company, as lessee, is responsible for all real estate taxes and other operating and capital expenses.

         PACA leases 23,400 square feet of office, manufacturing and warehouse space at 148 Cedar Place, Norris, Tennessee from Leonard Rosen, President of PACA, at a present annual rental of $43,200, plus real estate taxes of approximately $4,800 annually. The space is occupied pursuant to a five-year lease which expires October 31, 1997, with an option to acquire the property for $500,000. In the opinion of management, the rental is fair and reasonable and is approximately at the same rate that could be obtained from an unaffiliated lessor for property of similar type and location. In the opinion of management, PACA's facilities are adequate for its current needs and for its needs in the foreseeable future.

                    DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
                              FINANCIAL STATEMENTS






                                    CONTENTS




INDEPENDENT AUDITORS' REPORT


Consolidated Balance Sheets as of December 31, 1996


Consolidated Statements of Operations for the years ended
         December 31, 1996 and 1995


Consolidated Statements of Stockholders' Equity for the years ended
         December 31, 1996 and 1995


Consolidated Statements of Cash Flows for the years ended December 31,
         1996 and 1995

Consolidated Notes to the Financial Statements

Schedule II Valuation and  Qualifying Accounts

INDEPENDENT AUDITORS' REPORT



The Board of Directors of
DHB Capital Group Inc.

We have audited the accompanying consolidated balance sheet of DHB Capital Group Inc. and Subsidiaries as of December 31, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DHB Capital Group Inc. and Subsidiaries as of December 31, 1996 and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.



/s/Capraro, Centofranchi, Kramer & Co., P.C.
-------------------------------------------
Capraro, Centofranchi, Kramer & Co., P.C.
South Huntington, New York
March 21, 1997

                                  DHB CAPITAL GROUP INC. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEET
                                             DECEMBER 31, 1996

                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                       $ 1,249,655
   Marketable securities                                             1,342,027
   Accounts receivable, less allowance for doubtful
         accounts of $303,320                                        3,499,535
   Inventories                                                       7,290,205
   Prepaid expenses and other current assets                           255,218
                                                                     ---------
                  Total Current Assets                                                        $13,636,640

   PROPERTY AND EQUIPMENT, at cost, net of accumulated
         depreciation and amortization of $522,907                                              1,834,777

   OTHER ASSETS
     Intangible assets, net                                           214,213
     Investments in non-marketable securities                       2,316,750
     Deferred tax assets                                              819,300
     Deposits and other assets                                        338,739
                                                                      -------
                  Total Other Assets                                                            3,689,002
                                                                                                ---------

                  TOTAL ASSETS                                                                $19,160,419
                                                                                              ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES
     Note payable                                                  $1,400,000
     Current maturities of long term debt                              61,664
     Accounts payable                                               3,019,804
     Accrued expenses and other current liabilities                   243,763
     State income taxes payable                                        11,011
                                                                       ------
                  Total Current Liabilities                                                    $4,736,242


                                  DHB CAPITAL GROUP INC. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEET
                                             DECEMBER 31, 1996


  LONG TERM LIABILITIES
    Long term debt, net  of current maturities                         144,091
    Due to shareholders                                              1,300,000
                                                                     ---------
                  Total Long Term Debt                                                          1,444,091
                                                                                                ---------

                  Total Liabilities                                                             6,180,333
                                                                                                ---------

   COMMITMENTS AND CONTINGENCIES

   STOCKHOLDERS' EQUITY
   Common stock                                                         23,146
   Additional paid-in capital                                       17,956,030
   Common stock subscription receivable                               (227,500)
   Retained earnings (Deficit)                                      (4,771,590)
                                                                    -----------
                           Total Stockholders' Equity                                          12,980,086
                                                                                               ----------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $19,160,419
                                                                                              ===========


                    See accompanying notes to financial statements.

                           DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                               FOR THE YEARS ENDED DECEMBER 31,

                                                                    1996              1995
                                                               ------------      ------------

Net sales ................................................     $ 23,378,698      $ 14,494,094

Cost of sales ............................................       19,027,741         9,088,617
                                                               ------------      ------------

      Gross Profit .......................................        4,350,957         5,405,477

 Selling, general and administrative expenses ............        8,668,950         5,140,399
                                                               ------------      ------------

      Income(Loss) before other income (expense) .........       (4,317,993)          265,078
                                                               ------------      ------------

Other Income (Expense)
      Interest expense, net of interest income ...........         (327,347)         (303,615)
      Dividend income ....................................           24,350             1,710
      Payment to rescind restrictive covenant ............             --            (250,000)
      Write-down of net assets in Subsidiary .............         (529,578)             --
      Loss on holding of non marketable securities .......       (1,000,000)             --
      Realized gain on marketable securities .............          381,337           675,743
      Unrealized gain on marketable securities ...........           69,168           347,481
                                                               ------------      ------------

               Total Other Income (Expenses) .............       (1,382,070)          471,319
                                                               ------------      ------------

      Income (loss) before income tax (benefit) ..........       (5,700,063)          736,397

      Income taxes (benefit) .............................         (834,191)          491,922
                                                               ------------      ------------

      Net Income (loss) ..................................     $ (4,865,872)     $    244,475
                                                               ============      ============

      Earnings (loss) per common share

               Primary ...................................     ($      0.20)     $       0.01
                                                               ============      ============
               Fully Diluted .............................     ($      0.20)     $       0.01
                                                               ============      ============

      Weighted average number of common share outstanding:
               Primary ...................................       24,879,521        21,167,754
                                                               ============      ============

               Fully Diluted .............................       24,879,521        21,689,754
                                                               ============      ============
                        See accompanying notes to financial statements.

                                            DHB CAPITAL GROUP INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                        FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                           Number of                  Number of                Additional     Common Stock
                                          Preferred       Par          Common       Par          Paid-in       Subscription
                                            shares       Value         shares      Value        Capital        Receivable
                                            -------      -----        --------     ------       -------        ----------
Balance- December 31, 1994 .............     64,062    $    641      11,498,202   $  11,498   $  7,310,391           --
Net income for the year ended
  December 31, 1995 ....................       --          --              --          --             --             --
Sale of common stock ...................       --          --         1,955,000       1,955      3,863,045       (437,500)
Conversion of preferred stock into
  common stock .........................    (42,187)       (422)         84,374          84            338           --
Exercise of stock warrants .............       --          --           303,750         304        949,696
Restatement - 50% Common Stock Dividend        --          --         6,920,665       6,921           --             --
                                           --------    --------    ------------   ---------   ------------    -----------
      Balance- December 31, 1995 ........    21,875    $    219      20,761,991   $  20,762   $ 12,123,470    ($  437,500)


Net income for the year ended
  December 31, 1996 ....................       --          --              --          --             --             --
Issuance of stock to purchase subsidiary       --          --           180,000         180        578,820           --
Stock issued to buy out subsidiary lease       --          --             6,000           6         79,994           --
Sale of common stock ...................       --          --         1,345,000       1,345      4,806,154        210,000
Conversion of preferred stock into
   Common stock ........................    (21,875)       (219)         43,750          44            175           --
Common stock - 50% dividend ............       --          --           717,828         718           --             --
Preferred Dividend-common stock ........       --          --             7,939           8           --             --
Boston stock exchange fee for dividend .       --          --              --          --           (5,000)
Stock issued for services ..............       --          --            83,500          83        372,417           --
                                           --------    --------    ------------   ---------   ------------    -----------
      Balance - December 31, 1996. .....          0    $      0      23,146,008   $  23,146   $ 17,956,030   $  (227,500)
                                           ========    ========    ============   =========   ============    ===========

                                               Retained
                                               Earnings         Total
                                             -----------        -----
Balance- December 31, 1994 .............    $   (142,537)      7,179,993
Net income for the year ended
  December 31, 1995 ....................         244,475         244,475
Sale of common stock ...................            --         3,427,500
Conversion of preferred stock into
  common stock .........................            --              --
Exercise of stock warrants .............            --           950,000
Restatement - 50% Common Stock Dividend           (6,921)           --
                                            ------------    ------------
      Balance- December 31, 1995 ........   $     95,017    $ 11,801,968


Net income for the year ended
  December 31, 1996 ....................    ($ 4,865,872)   ($ 4,865,872)
Issuance of stock to purchase subsidiary            --           579,000
Stock issued to buy out subsidiary lease            --            80,000
Sale of common stock ...................            --         5,017,499
Conversion of preferred stock into
   Common stock ........................            --              --
Common stock - 50% dividend ............            (718)           --
Preferred Dividend-common stock ........             (17)             (9)
Boston stock exchange fee for dividend .            --            (5,000)
Stock issued for services ..............            --           372,500
                                            ------------     -----------
      Balance - December 31, 1996. .....    $ (4,771,590)    $12,980,086
                                            ============     ===========


                 See accompanying notes to financial statements.

                         DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
                                 STATEMENTS OF CASH FLOWS
                             FOR THE YEARS ENDED DECEMBER 31,


                                                                   1996           1995
                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net Income (loss) .......................................   $(4,865,872)   $   244,475

   Adjustments  to  reconcile  net  income  to net
     cash  provided  by  operating
     activities:
          Depreciation and amortization ....................       343,564        254,956
          Reserve for accounts receivable...................       233,320           --
          Reserve for inventory ............................        700,00           --
          Valuation on non marketable securities............     1,000,000           --
          Write down of net assets in subsidiaries..........       529,578           --
          Stock issued for services ........................       452,500           --
          Deferred income taxes ............................      (843,000)       440,000
   Changes in assets and liabilities (Increase) Decrease in:
         Accounts receivable ...............................        86,716     (1,276,870)
         Marketable securities .............................       487,829        127,431
         Inventories .......................................      (134,006)    (3,093,118)
         Prepaid expenses and other current assets .........       (46,708)       148,538
         Deposits and other assets .........................      (177,918)       (76,962)
   Increase (decrease) in:
         Accounts payable ..................................       172,114      2,336,854
         Accrued expenses and other current liabilities ....       (57,304)        34,854
         State income taxes payable ........................       (39,772)        22,282
                                                               -----------    -----------
   Total Adjustments .......................................     2,706,913     (1,082,035)
                                                               -----------    -----------

Net cash used by operating activities ......................    (2,158,959)      (837,560)
                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Payments for purchase of assets of subsidiary,
         net of cash acquired ..............................          --       (2,000,000)
   Payments to acquire non-marketable securities ...........          --         (575,000)
   Payments made for property and equipment ................    (1,123,739)    (1,632,980)
   Payments of capitalized acquisition cost ................          --          (14,277)
                                                               -----------    -----------

Net Cash provided (used) by investing activities ...........    (1,123,739)    (4,222,257)
                                                               -----------    -----------

                         DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
                                 STATEMENTS OF CASH FLOWS
                             FOR THE YEARS ENDED DECEMBER 31,


                                                                   1996           1995
                                                               -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Repayments of note payable- bank ........................    (1,150,000)          --
   Proceeds from issuance of long-term debt ................       243,573           --
   Proceeds(Repayments) of note payable- shareholder .......      (590,000)       750,000
   Principal payments on long-term debt ....................       (37,818)          --
   Dividends Paid ..........................................        (7,656)          --
   Net proceeds from sale of common stock ..................     5,599,146      4,377,500
                                                               -----------    -----------

Net cash provided (used) by financing activities ...........     4,057,245      5,127,500
                                                               -----------    -----------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS ............       774,547         67,683

CASH AND CASH EQUIVALENTS - BEGINNING ......................       475,108        407,425
                                                               -----------    -----------

CASH AND CASH EQUIVALENTS - END ............................   $ 1,249,655        475,108
                                                               ===========    ===========


                      See accompanying notes to financial statements

                         DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
                      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995



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

   Point Blank Body Armor, Inc.
   In August 1995, the Company, through a wholly-owned subsidiary known as USA Fitness & Protection Corp, a Delaware Corporation, acquired from a Chapter 7 bankruptcy auction certain assets of Point Blank Body Armor, L.P. and an affiliated company ("Old Point Blank"), for a cash payment of $2,000,000, free of all liabilities. Prior to the filing of the petition in bankruptcy, Old Point Blank had been the leading U.S. manufacturer of bullet-resistant garments and related accessories. After acquiring the Old Point Blank, USA Fitness & Protection Corp., amended its articles of incorporation to change their name to Point Blank Body Armor, Inc. ("Point Blank").

NDL Products, Inc.
On December 20, 1994, the Company through a newly organized, wholly-owned subsidiary, DHB Acquisition, Inc., ("Acquisition") purchased certain assets from a Chapter 7 bankruptcy auction, N.D.L. Products, Inc. for $3,080,000.
Acquisition did not assume any continuing obligations of the debtor-in-possession, nor did the management of the debtor-in-possession continue. On February 21, 1995, Acquisition changed its corporate name to NDL Products, Inc. NDL manufactures and distributes specialized protective athletic apparel and equipment.

                         DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
                      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

Orthopedic Products, Inc.
On March 22 and March 26, 1996, the Company exchanged a total of 270,000 shares (after giving effect to the 50% stock dividend) of its registered common stock to acquire 100% of the common stock of OPI, a Florida Corporation engaged in the manufacturing and distribution of orthopedic products to the medical industry. This transaction was accounted for as a purchase, and resulted in an excess purchase price over the fair value of identifiable assets acquired and liabilities assumed which was allocated to goodwill. Fifty thousand of these shares are restricted as follows: 25,000 shares cannot be sold until March 22, 1997 and 25, 000 shares cannot be sold until March 22, 1998.

Intelligent Data Corp.
On April 1, 1994, the Company acquired 4,530,000 common shares (60.4% interest) and 1,100,000 preferred shares of stock in Intelligent Data Corp. ("ID"), in exchange for 425,000 shares of the Company's common stock. ID was engaged in the development of sophisticated telecommunication systems. At the end of 1996, the Company wrote down the net assets of the investment.

DHB Media Group, Inc.
On April 15, 1994, DHB Media Group, Inc. ("Media"), a wholly-owned subsidiary of the Company acquired all of the outstanding common stock of Royal Acquisition Corp. in exchange for 100,000 shares of the Company's common stock, for a purchase price of $300,000. Subsequent negotiations resulted in the reduction of the acquisition cost by $36,550. Royal Acquisition Corp.'s primary assets were a film library. At the end of 1996 the Company wrote down the net assets of the investment.

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

                    DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

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

INTANGIBLE ASSETS

Goodwill is being amortized on a straight-line basis over ten years. The amount allocated to on-going government contracts is being amortized over the life of the individual contracts, which are typically 1-5 years. Patents are being amortized on a straight-line basis over 17 years. Other intangible assets are being amortized on a straight-line basis over their estimated lives, typically 5-15 years. When the assets are retired or otherwise disposed of, their cost and related accumulated amortization are removed from the accounts and the resulting gains or losses are included in income. Accumulated amortization was $440,424 and $429,297 as of December 31, 1996 and 1995, respectively.

EARNINGS PER SHARE

The computation of earnings per common share is based on the weighted average number of outstanding common shares outstanding during the period. Primary earnings per share and fully diluted earnings per share amounts assume the conversion of the Cumulative Convertible Preferred Stock, and the exercise of the stock warrants.

                    DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

INCOME TAXES

         The Company files a consolidated Federal tax return, which includes all of the subsidiaries. Accordingly, Federal income taxes are provided on the taxable income of the consolidated group. State income taxes are provided on a separate company basis, if and when taxable income, after utilizing available carryforward losses, exceeds certain levels.

DEFERRED INCOME TAXES

Deferred taxes arise principally from net operating losses and capital losses available for carryforward against future years taxable income, and the recognition of unrealized gains(losses) on marketable securities for financial statement purposes, which are not taxable items for income tax purposes.

2. SUPPLEMENTAL CASH FLOW INFORMATION
                                                        1996          1995
                                                      --------      --------
Cash paid for:
         Interest                                     $535,859      $261,829
         Income taxes                                 $ 33,301      $ 35,774

Additionally, during, the year ended December 31, 1996 and 1995 the Company had a non-cash financing activity of and $227,000 and $437,500 respectively for a stock subscription receivable.

During the year ended December 31, 1996, the Company had a non-cash investing activity when it issued common stock to acquire all of the outstanding common stock of OPI.


3. MARKETABLE SECURITIES/NON-MARKETABLE SECURITIES

Following is a comparison of the cost and market value of marketable securities included in current assets:

                                                        1996             1995
                                                     ----------      -----------
                  Cost                              $ 1,272,859      $ 1,482,375
                  Unrealized gain (loss)                 69,168          347,481
                                                    -----------      -----------
                  Market value                      $ 1,342,027      $ 1,829,856
                                                    ===========      ===========

The Company's portfolio value of trading securities has been pledged as collateral for the bank loans (see Note 6). However, the bank has placed no restrictions on the Company's ability to trade freely in their portfolio.

                    DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

The Company's investments in non-marketable securities is summarized as follows:

                                                           1996          1995
                                                        ----------    ----------
 Darwin Molecular Corporationa
 (approximately 3.9% interest) .....................    $1,000,000    $1,000,000
Zydacron, Inc. .....................................
(approximately 3.1% interest) ......................       941,750       941,750
Pinnacle Diagnostics, Inc.(b)
(approximately 16.7% interest) .....................          --         500,000
FED Corporation
(approximately 2.9% interest) ......................       375,000       375,000
Solid Manufacturing Co. - 10% convertible debentures
(approximately 9.5% interest, if converted)(c) .....          --         500,000
                                                        ----------    ----------
         Totals ....................................    $2,316,750    $3,316,750
                                                        ==========    ==========


         (a)      On December 18th, 1996 Chiroscience Group plc, acquired Darwin
                  Molecular  Corp. The Company  received  approximately  394,000 shares of  Chiroscience,  a publicly traded company located in
                  England,  in exchange for its Darwin shares.  These shares are restricted until June 1997.

         (b) The Company recorded a valuation allowance for the entire investment in Pinnacle as a result of their insolvency.

         (c)      The Company recorded wrote off the entire  investment in Solid
                  Mfg. as a result of Solid filing for Bankruptcy.

All of these investments are included under the caption "Investment in non-marketable securities" on the balance sheet.

4. INVENTORIES

Inventories are summarized as follows:

                                                      1996               1995
                                                 -----------         -----------
Finished products .......................        $ 3,138,256         $ 3,844,506
Work-in process .........................            997,308           1,209,849
Raw materials and supplies ..............          3,854,641           2,801,844
                                                 -----------         -----------
                                                   7,990,205           7,856,199
Valuation Allowance .....................           (700,000)               --
                                                 -----------         -----------
         Total ..........................          7,290,205           7,856,199
                                                 ===========         ===========

                    DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

5. PROPERTY AND EQUIPMENT

Major classes of property and equipment consist of the following:

                                                          Estimated useful
                                                             life-years
                                                             ----------
Land .........................................           --           $   47,500
Building .....................................             39            427,500
Machinery and equipment ......................         5-10            1,022,985
Furniture and fixtures .......................         5-7               273,451
Computer equipment ...........................         5-7                69,647
Transportation equipment .....................         3-5               144,361
Leasehold improvements .......................         5-31.5            372,240
                                                                      ----------
                                                                       2,357,684
Less: accumulated depreciation                                        ----------
and amortization .............................                           522,907
                                                                      ----------
Net property and equipment ...................                        $1,834,777
                                                                      ==========

6. NOTES PAYABLE- FINANCIAL INSTITUTIONS

At December 31, 1996, The Company had a term loan of $1,400,000 from the Bank of New York which matures in April 1997, bearing interest at 6.3125% per year. There is no assurance that the Company will be able to roll over such loan as they become due. The Company expects to renew this loan, at prevailing interest rates, when it becomes due. This loan is secured by substantially all of the Company's marketable securities portfolio value, and certain personal investments of the majority shareholder. This loan requires monthly payments of interest only.

7. LONG TERM DEBT

         Long term debt consist of:

         9.71% note payable,  due in monthly  installments of $1,876,  including interest, with a final payment due June 1999.
         Equipment with an original cost of $89,943 is pledged as collateral.                   $49,757

         9.0%, note payable, due in monthly principal only installments of $3,600 per
         month, with interest accruing and final payment due September 2001.                    155,998
                                                                                               --------
                                                                                                205,755
         Less current maturities                                                                 61,664
                                                                                               --------
         Long term debt                                                                        $144,091
                                                                                               ========

                    DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

As of December 31, 1996, the annual maturities of long-term debt outstanding for the next five years as follows:

                             1997                    60,285
                             1998                    57,281
                             1999                    44,989
                             2000                    43,200
                                                   --------
                               Total               $205,755
                                                   ========


8. DUE TO SHAREHOLDER

The amount due to shareholder represent notes payable which bear interest at 12%, payable November 1998.


9. RELATED PARTY TRANSACTIONS

DHB:
DHB leased its office location from a relative of the former president of DHB. Included in DHB's statement of income (loss) for the years ended December 31, 1995 is $16,514 of rent paid or accrued under this lease, respectively (see note
10). Effective January 1996, the Company vacated the premises and purchased a building for use as the corporate headquarters.

PACA:
PACA leases its location (see note 10) from the President of PACA. Included in the statement of income (loss) for the years ended December 31, 1996 and 1995 is $48,000 of rent paid under this lease for each period.

NDL and POINT BLANK and OPI:
NDL Products, Inc., Point Blank Body Armor Inc and Orthopedic Products, Inc. lease their facilities from a partnership indirectly owned by relatives of the majority shareholder of DHB (note 11). Included in the statement of income
(loss) for the year ended December 31, 1996 and 1995 is $480,000 and $300,000, respectively, of rent paid or accrued under the lease.

ID:
ID leased its office location from a relative of the former President of DHB. Included in DHB's statement of income (loss) for the year ended December 31, 1995 is $5,511 of rent paid or accrued under this lease, respectively (see note
10). The premises were vacated in April, 1995.

                    DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

10. COMMITMENTS AND CONTINGENCIES

LEASES

PACA:
PACA is obligated under a lease for its manufacturing facility with a related party (note 9). This lease expires October 31, 1997, and provides for minimum annual rentals of $43,200, plus increases based on real estate taxes and operating costs.


NDL Products, Inc., Point Blank Body Armor, Inc. and Orthopedic Products, Inc. NDL Products, Inc., Point Blank Body Armor, Inc. and Orthopedic Products Inc., are obligated under a lease for its facilities with a related party (note 9). The lease commenced January 1, 1995 and expires December, 1999. The lease provides for minimum annual rentals of $300,000 for the initial year and then $480,000 the following year with scheduled increases of 4% per year thereafter, plus real estate taxes, operating costs and capital expenditures.


The following is a schedule by year of future minimum lease obligations under noncancellable leases as of December 31,1996

                         1997                                      $   542,400
                         1998                                          562,368
                         1999                                          583,135
                                                                   -----------
                Total minimum obligation                           $ 1,687,903
                                                                   ===========

Total rental expense under cancelable and noncancelable operating leases was $615,859 and $420,269 for the years ended December 31, 1996 and 1995, respectively. OPI was located at different premise when the Company purchased OPI. Included in the rental expense above is the value the Company's common stock issued in lieu of a cash payment of $80,000 to buyout the remaining portion of OPI's lease at their previous location.


EMPLOYMENT AGREEMENT

Mr. Brooks, the CEO and Chairman of the Board of DHB Capital Group Inc. is employed pursuant to five year employment agreement which was entered into April 1, 1996. Pursuant to the agreement Mr. Brooks receives an annual salary of $250,000 through April 1997 with annual increases of $25,000. The terms of Mr. Brooks's contract provides for 750,000 warrants per year exercisable at $2.33 for five years. In addition, Mr. Brooks receives an annual bonus of ten percent of the net profit. As the Company has businesses in Florida and requires Mr. Brooks to spend considerable time there, this contract includes provisions for certain of his Florida living expenses. Subsequent to the execution of this employment agreement, Mr. Brooks voluntarily relinquished his right to the provision regarding an annual bonus of 10%.

                    DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

         Concurrent with the purchase of PACA, the President of PACA was given a five year employment agreement. This agreement calls for annual salaries ranging from $115,000 in 1993 to $155,000 in 1997, plus certain fringe benefits. During the year ended December 31, 1995, Joseph Giaquinto, an officer of NDL, was given a three year employment contract. This agreement calls for an annual base salaries of $100,000. In March 1997, Michael C. Bell, President of NDL and OPI, was given a three year employment contract with an annual base salary of $100,000, plus certain fringe benefits and incentive bonuses.


LITIGATION

In August 1996, the Company commenced a lawsuit against the former shareholders of OPI for breach of their employment contracts, negligent misrepresentation and injunctive relief seeking to enforce a covenant not to compete. The legal counsel handling the case for the Company have advised that it is too early to reliably predict the outcome of the case.

In June 1996, the Company commenced a lawsuit against the former president of NDL for breach of his employment agreement. On December 13, 1996 the defendant filed a counterclaim against the Company asserting Breach of Contract. The legal counsel handling the case for the Company have advised that it is too early to reliably predict the outcome of the case.

The Company is party to other litigation matters and claims which are normal in the course of operations, and while the results of the litigation and claims cannot be predicted with certainty, managment believes, based on advice of counsel, the final outcome of such matters will not have a materially adverse effect on the consolidated financial position.


11. CAPITAL STOCK

                                                                       1996                1995
                                                                  ------------         -----------
Capital stock is as follows:
DHB:
ClassA  Preferred  stock,  10%  convertible,  $.01 par value,
     1,500,000  shares authorized (see amendment below)
Shares issued and outstanding                                           -                   21,875
Par Value                                                         $     -              $       219

Common stock, $.001 par value,
   100,000,000 shares authorized,
Shares issued and outstanding                                       23,146,008          20,761,995
                                                                  ============         ===========
Par Value                                                         $     23,146         $    20,762
                                                                  ============        ============

Amendment to Certificate of Incorporation:
On December 30, 1996 at a Special Meeting of the Stockholders, an amendment to the Company's Certificate of Incorporation was approved, increasing the number of authorized shares of Common stock from 25,000,000 shares to 100,000,000 shares. This amendment became effective on December 31, 1996.

                    DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


12. PRIVATE PLACEMENTS

Common Stock:
During April, June, July, and November 1996 the Company sold 1,345,000 shares of common stock in private placements for proceeds of $4,807,500. Out of these proceeds $1,150,000 was used to repay the line of credit and $590,000 was used to repay one of the shareholder loans.

During June, July, and August, 1995 the Company sold 1,955,000 shares of common stock in private placements for proceeds of $3,910,000. Out of these proceeds $45,000 of direct expenses were paid.


13. STOCK WARRANTS

During 1995, various warrants which would have expired in November, 1995 from the Company's original private placement were exercised by certain shareholders. These shareholders were issued 303,750 shares of the Company's common stock for net proceeds of $950,000. All remaining warrants for the original private placement have expired.

In December, 1994, in consideration for monies loaned to the Company, the Board of Directors granted Mrs. Terry Brooks, a related party, stock warrants to purchase 3,750,000 shares of common stock for $1.33 per share for a five year period commencing December 19, 1994. In June, 1993, the board of directors granted stock warrants to certain individuals and organizations with 127,500 warrants still outstanding. The term on these warrants have been extended two years, the expire June 1998.


14. STOCK DIVIDEND

On July 1, 1996, the Board of Directors of the Company declared a 50% Stock Dividend payable July 16, 1996, to shareholders of record as of July 15, 1996. As a result thereof, the number of outstanding shares of the Common stock has been increased by 7,638,498 shares. The weighted average number of shares and earnings per share have been restated to give effect to the 50% stock dividend.

During 1996 year-end, the Board of Directors declared a preferred stock dividend of 7,944 common shares with a market value of $3.77 per share for the years ended December 31, 1995 and 1994. All earnings per share data has been restated giving retroactive effect to the intended stock dividend.

                    DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

15. INCOME TAXES

Components of income taxes are as follows:

                                                        1996             1995
                                                   -----------      -----------
Current:
    Federal ..................................     $         0      $     5,400
    State ....................................           8,809           58,922
    Benefit of net operating loss carryfoward             --            (12,400)
                                                   -----------      -----------
         Total current .......................           8,809           51,922
                                                   -----------      -----------

Deferred:
    Federal ..................................      (1,687,000)         451,500
    State ....................................        (562,000)          60,300
    Less: valuation allowance ................       1,406,000          (71,800)
                                                   -----------      -----------

         Total deferred ......................        (843,000)         440,000
                                                   -----------      -----------

Total income taxes (benefit) .................     $  (834,191)     $   491,922
                                                   ===========      ===========

The composition of the federal and state deferred taxes at December 31, 1996 was arrived at as follows:

                                                              Federal          State
                                                            ----------     ----------
        Operating Loss Carry Forward...................     $1,056,000     $  224,000
        Allowance for Doubtful Accounts ...............        100,000         21,000
        Valuation Allowance - Inventory ...............        231,000         49,000
        Valuation Allowance - Non marketable securities        330,000         70,000
        Net write down of investment in subsidiaries ..        175,000         37,000
        Unrealized gain on Marketable Securities ......        (23,000)        (4,600)
                                                            ----------     ----------
                 Subtotal .............................      1,869,000        396,400
        Less: Valuation Allowance .....................      1,198,300        247,800
                                                            ----------     ----------
                 Net Deferred Taxes ...................     $  670,700     $  148,600
                                                            ==========     ==========

The Valuation Allowance changed from $75,900 at December 31, 1995 to $1,446,100 at December 31, 1996, for a increase of $1,370,200.

At December 31, 1996 the Company has net operating losses for carryfoward against future years' taxable income of approximately $3.2 million for tax purposes, which would expire in 2012. The deferred tax asset of $819,300 on the balance sheet represents the future benefit of the operating loss carryforwards

                    DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

offset by a valuation allowance. The deferred tax assets for the future benefit of the net operating losses carryforward have been partially reduced by a valuation allowance as the Company estimates that its' future taxable earnings will not be sufficient to offset all of the operating losses.


15. SUBSEQUENT EVENT

As of February 28, 1997, the Company exchanged a total of 666,000 shares of its registered common stock to acquire 100% of the common stock of a privately held Belgian corporation, Zunblindage S.A. Zunblindage is engaged in the manufacture and distribution of bullet resistant equipment, apparel and related products and specializes in sales distribution and marketing in the European theater and Middles East regions. This transaction was accounted for as a purchase.

Subsequent to the year-end and the execution of the employment aggreement with Mr. Brooks, the CEO and Chairman of the Board of DHB Capital Group Inc. Mr. Brooks voluntarily relinquished his right to the provision in his employment contract for the annual bonus of 10% of net profit.

In March 1997, the Company renewed its' shareholder loan with Mr. Brooks which was payable in April 1997. The new term loan is payable in November 1998 bearing interest at 12% per year.

                          DHB CAPITAL GROUP INC. AND SUBSIDIARIES
                          SCHEDULE II TO THE FINANCIAL STATEMENTS
                             VALUATION AND QUALIFYING ACCOUNTS
                                     DECEMBER 31, 1996



                                                    Balance       Additions
                                                      at          charged to      Balance
                                                   beginning      costs and       at end
                                                   of year        expenses        of year
                                                   -------        --------        -------

1996

Allowances deducted from related
   balance sheet accounts:

Accounts Receivable ........................     $   70,000     $  233,320     $  303,320

Inventories ................................     $        0     $  700,000     $  700,000

Investment in Non-marketable securities ....     $        0     $1,000,000     $1,000,000

Net Write down of Investment in subsidiaries     $        0     $  529,578     $  529,578



                                        SIGNATURES


Pursuant to the requirements of Section 13 or 15(D) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

Dated March 25, 1997                                   DHB Capital Group Inc.

                                                      /S/ David Brooks
                                                      -----------------
                                                      David Brooks
                                                      Chairman of the Board


Signature                            Capacity                         Date

/S/ David H. Brooks            Chairman of the Board             March 25, 1997
-------------------
David H. Brooks

/S/ Mary Kreidell              Treasurer/Director                March 25, 1997
-----------------
Mary Kreidell

/S/  Gary Nadelman             Director                          March 25, 1997
------------------
Gary Nadelman


/S/ Robert Trevisani           Director                          March 25, 1997
--------------------
Robert Trevisani