Form 10QSB
period 1997-03-31
DHB CAPITAL GROUP INC /DE/
filed 1997-05-15
CIK 899166

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   Form 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      FOR THE QUARTER ENDED MARCH 31, 1997

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


                                Yes [ X ] No [ ]


As of May 13, 1997, there were 24,042,583 shares of Common Stock, $.001 par value outstanding.

                                    CONTENTS



         PART I  Financial Information

         Item 1.  Financial Statements

         Consolidated Balance Sheet as of March 31, 1997 and December 31, 1996


         Unaudited Consolidated  Statements of Operations and Retained  Earnings
               For The Three Months Ended March 31, 1997 and 1996


         Unaudited  Consolidated  Statements  of Cash Flows For The Three Months
               Ended March 31, 1997 and 1996


         Unaudited Notes to Consolidated Financial Statements


         Item 2. Management's Discussion and Analysis of Results of Operations Operations and Financial Condition


         PART II  Other Information

         Signatures

                           DHB CAPITAL GROUP INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS

                                                              UNAUDITED
                                                           MARCH 31, 1997  DECEMBER 31, 1996
                                                           --------------  -----------------
           ASSETS
CURRENT ASSETS
   Cash and cash equivalents .........................     $    340,970      $  1,249,655
   Marketable securities .............................        2,655,740         1,342,027
   Accounts receivable, less allowance for doubtful
         accounts of $303,320 ........................        4,914,543         3,499,535
   Inventories .......................................        8,154,263         7,290,205
   Prepaid expenses and other current assets .........          861,427           255,218
                                                           ------------      ------------
                  Total Current Assets ...............     $ 16,926,943      $ 13,636,640

   PROPERTY AND EQUIPMENT, at cost, net of accumulated
         depreciation of $592,849 and $522,907
         respectively.................................        1,926,244         1,834,777

   OTHER ASSETS
     Intangible assets, net ..........................          871,718           214,213
     Investments in non-marketable securities ........        2,316,750         2,316,750
     Deferred tax assets .............................          819,300           819,300
     Deposits and other assets .......................          360,820           338,739
                                                           ------------      ------------
                  Total Other Assets .................        4,368,588         3,689,002
                                                           ------------      ------------
                  TOTAL ASSETS .......................     $ 23,221,775      $ 19,160,419
                                                           ============      ============
           LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES
     Note payable ....................................     $  1,400,000      $  1,400,000
     Current maturities of long term debt ............           63,895            61,664
     Accounts payable ................................        4,920,161         3,019,804
     Accrued expenses and other current liabilities ..          217,255           243,763
     State income taxes payable ......................           36,934            11,011
                                                           ------------      ------------
                  Total Current Liabilities ..........     $  6,638,245      $  4,736,242

  LONG TERM LIABILITIES
    Long term debt, net of current maturities ........          144,302           144,091
    Due to shareholders ..............................        1,300,000         1,300,000
                                                           ------------      ------------
                  Total Long Term Debt ...............        1,444,302         1,444,091
                                                           ------------      ------------
                  Total Liabilities ..................        8,082,547         6,180,333

                           DHB CAPITAL GROUP INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS

                                                              UNAUDITED
                                                           MARCH 31, 1997  DECEMBER 31, 1996
                                                           --------------  -----------------
   COMMITMENTS AND CONTINGENCIES

   STOCKHOLDERS' EQUITY
   Common stock ......................................           24,043            23,146
   Additional paid-in capital ........................       19,742,887        17,956,030
   Common stock subscription receivable ..............         (227,500)         (227,500)
   Retained earnings (Deficit) .......................       (4,407,540)       (4,771,590)
   Foreign currency translation adjustment ...........            7,338              --
                                                           ------------      ------------
                           Total Stockholders' Equity        15,139,228        12,980,086
                                                           ------------      ------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........     $ 23,221,775      $ 19,160,419
                                                           ============      ============

                     See accompanying notes to financial statements.

                           DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
                        UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                             FOR THE THREE MONTHS ENDED MARCH 31,

                                                                    1997              1996
                                                               ------------      ------------
Net sales ................................................     $  7,144,676      $  7,044,626

Cost of sales ............................................        4,762,894         5,094,536
                                                               ------------      ------------

      Gross Profit .......................................        2,381,782         1,950,090

 Selling, general and administrative expenses ............        1,925,056         1,707,026
                                                               ------------      ------------

      Income(Loss) before other income (expense) .........          456,726           243,064
                                                               ------------      ------------

Other Income (Expense)
      Interest expense ...................................          (63,830)          (68,886)
      Interest Income ....................................           13,459               354
      Dividend income ....................................           12,617             1,890
      Other income .......................................           21,131              --
      Foreign currency translation .......................           (4,544)             --
      Realized gain (loss) on marketable securities ......          229,941           (13,985)
      Unrealized gain (loss) on marketable securities ....         (288,450)          548,443
                                                               ------------      ------------

               Total Other Income (Expenses) .............          (79,676)          467,816
                                                               ------------      ------------

Income (loss) before income tax expense ..................          377,050           710,880

Income taxes expense .....................................           13,000           130,218
                                                               ------------      ------------

Net Income ...............................................     $    364,050      $    580,661

      Retained Earnings (Deficit) - Beginning ............       (4,771,590)          101,939
                                                               ------------      ------------

      Retained Earnings (Deficit) - End ..................     ($ 4,407,540)     $    682,600
                                                               ============      ============
      Earnings (loss) per common share
               Primary ...................................     $      0.015      $      0.027
                                                               ============      ============
               Fully Diluted .............................     $      0.015      $      0.027
                                                               ============      ============
      Weighted average number of common share outstanding:
               Primary ...................................       25,078,097        21,185,556
                                                               ============      ============
               Fully Diluted .............................       25,078,097        21,707,556
                                                               ============      ============
                 See accompanying notes to financial statements

                            DHB CAPITAL GROUP INC AND SUBSIDIARIES
                        UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                             FOR THE THREE MONTHS ENDED MARCH 31,


                                                                     1997             1996
                                                                  ----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income..................................................        $364,050         $580,661
                                                                  ----------      -----------
Adjustments to reconcile net income to net
 cash provided by operating activities:
          Depreciation and amortization ....................          88,027           62,771
          Stock return in settlement of lawsuit ............         (21,131)            --
          Stock issued to purchase lease ...................         279,388             --
              Stock issued in settlement of a lawsuit ......         150,000             --
   Changes in assets and liabilities (Increase) Decrease in:
         Accounts receivable ...............................      (1,292,927)        (329,971)
         Marketable securities .............................      (1,313,713)        (424,404)
         Inventories .......................................        (489,475)       1,404,527
         Prepaid expenses and other current assets .........        (606,209)          (4,338)
         Deposits and other assets .........................         (22,081)         (63,093)
   Increase (decrease) in:
         Accounts payable ..................................       1,860,367       (1,002,972)
         Accrued expenses and other current liabilities ....         (29,550)          (4,369)
         State income taxes payable ........................             349           89,041
                                                                 -----------      -----------
   Total Adjustments .......................................      (1,396,955)        (272,808)
                                                                 -----------      -----------

Net cash used by operating activities ......................      (1,032,905)        (307,853)
                                                                 -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Payments made for property and equipment ................        (118,458)        (485,999)
   Payments of capitalized acquisition cost ................            --               --
                                                                 -----------      -----------

Net Cash used by investing activities ......................        (118,458)        (485,999)
                                                                 -----------      -----------

                            DHB CAPITAL GROUP INC AND SUBSIDIARIES
                        UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                             FOR THE THREE MONTHS ENDED MARCH 31,
                                         (continued)


                                                                     1997             1996
                                                                  ----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments on long-term debt ....................         (13,910)            --
   Foreign currency exchange ...............................           7,338             --
   Net proceeds from sale of common stock ..................         100,000          437,500
                                                                 -----------      -----------

Net cash provided by financing activities ..................          93,428          437,500
                                                                 -----------      -----------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS ............      (1,057,935)         259,354

CASH AND CASH EQUIVALENTS - BEGINNING ......................       1,398,905          475,108
                                                                 -----------      -----------

CASH AND CASH EQUIVALENTS - END ............................     $   340,970      $   734,462
                                                                 ===========      ===========

                 See accompanying notes to financial statements

                     DHB CAPITAL GROUP INC AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

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

DHB Armor Group, Inc.
On August 8, 1995, the Company formed a new Delaware Corporation which is a wholly-owned subsidiary of the Company. The subsidiary, DHB Armor Group, Inc., ("Armor"), now wholly owns PACA, Point Blank Body Armor, Inc., ("Point Blank"), and Zunblindage S.A.

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

   Point Blank Body Armor, Inc.
   In August 1995, the Company, through a wholly-owned subsidiary known as USA Fitness & Protection Corp, a Delaware Corporation, acquired from a trustee in bankruptcy certain assets of Point Blank Body Armor, L.P. and an affiliated company ("Old Point Blank"). Prior to the filing of the petition in bankruptcy, Old Point Blank had been a leading U.S. manufacturer of bullet-resistant garments and related accessories. After acquiring the Old Point Blank, USA Fitness & Protection Corp., amended its articles of incorporation to change their name to Point Blank Body Armor, Inc.
   ("Point Blank").

   Zunblindage S.A.
   On February 28, 1997, the Company, through DHB Armor Group, acquired all of the outstanding stock of Zunblindage S.A. a privately held Belgian corporation in exchange for a total of 666,000 shares of the Company's registered common stock. Zunblindage is engaged in the manufacture and distribution and marketing in the European theater and the Middle East regions.

                     DHB CAPITAL GROUP INC AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996


NDL Products, Inc.
On December 20, 1994, the Company through a newly organized, wholly-owned subsidiary, DHB Acquisition, Inc., ("Acquisition") purchased certain assets from a debtor-in-possession, N.D.L. Products, Inc. On February 21, 1995, Acquisition changed its corporate name to NDL Products, Inc. NDL manufactures and distributes specialized protective athletic apparel and equipment.

Orthopedic Products, Inc.
On March 22 and March 26, 1996, the Company acquired OPI, a Florida Corporation engaged in the manufacturing and distribution of orthopedic products to the medical industry.

Intelligent Data Corp.
On April 1, 1994, the Company acquired Intelligent Data Corp. ("ID"). ID was engaged in the development of sophisticated telecommunication systems. At the end of 1996, the Company wrote down the net assets of this subsidiary.

DHB Media Group, Inc.
On April 15, 1994, DHB Media Group, Inc. ("Media"), a wholly-owned subsidiary of the Company acquired all of the outstanding common stock of Royal Acquisition Corp. Royal Acquisition Corp.'s primary assets were a film library. At the end of 1996 the Company wrote down the net assets of this subsidiary.

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

                     DHB CAPITAL GROUP INC AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996


EARNINGS PER SHARE

The computation of earnings per common share is based on the weighted average number of outstanding common shares outstanding during the period. Primary earnings per share and fully diluted earnings per share amounts assume the conversion of the Cumulative Convertible Preferred Stock, and the exercise of the stock warrants.

INCOME TAXES

The Company files a consolidated Federal tax return, which includes all of the domestic subsidiaries. Accordingly, Federal income taxes are provided on the consolidated group's taxable income if and when the consolidated group has taxable income after utilizing available carryforward losses. State income taxes are provided on a separate company basis.


2. SUPPLEMENTAL CASH FLOW INFORMATION

                                                       1997               1996
                                                       ----               ----
Cash paid for:
   Interest ............................             $59,525             $34,496
   Income taxes ........................             $12,007             $33,301

During the year three months ended March 31, 1997 and 1996, the Company had non-cash investing activities when it issued common stock to acquire all of the outstanding common stock of Zunblindage in February 1997 and OPI March 1996.

3.OTHER INCOME

The Company initiated a lawsuit against the former shareholders of OPI alleging misrepresentation and injunctive relief seeking to enforce a covenant not to compete. This case was settled in mediation in favor of the Company. It resulted in the return of 38,625 shares of the Company's common stock which was subsequently retired. Approximately 8,500 shares or $17,000 related to the breech of the covenant not to compete and is recorded as other income in the financial statements for the three months ended March 31, 1997. The balance resulted in the reduction of the acquisition cost of OPI.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS.

Results of Operations

Three Months Ended March 31, 1997, Compared to the Three Months Ended March 31, 1996.

Consolidated net sales for the three months ended March 31, 1997 increased by approximately $100,000 to $7,144,676 compared to the three months ended March 31, 1996. This increase was primarily due to the inclusion of Zunblindage S.A. in 1997. The Company's gross profit percentage increased to 33% for the three months ended March 31, 1997 as compared to 28% for the three months ended March 31, 1996. This increase was the result of the improved production controls on material usage and pricing which were instituted at the end of 1996. Operating income increased from $243,064 for the three months ended March 31, 1996 to $456,726 for the three months ended March 31, 1997 as a result of the higher profit margins. Net income for the three months ended March 31, 1997 was $364,050 as compared to $580,661 for the three months ended March 31, 1996. This decrease was primarily due to a lower total gain on marketable securities at March 31, 997 as compared to March 31, 1996.

The Company received "other income" of approximately $21,000 as a result of a settlement of a lawsuit the Company initiated against the former shareholders of OPI. $17,000 of this income was the result of the former shareholders breach of their covenant not to compete with the Company within a certain area. The balance related to breach of their employment contracts and misrepresentation of the net worth.

Liquidity and Capital Resources

The Company's primary capital requirements over the next twelve months are to assist PACA, Point Blank, NDL, OPI, and Zunblindage's in financing their working capital requirements, and to make possible acquisitions. PACA, Point Blank, NDL, and Zunblindage sell most of their products on 60-90 day terms, and OPI sells most of its products on 30-60 day terms. Working capital is needed to fiance the receivables, manufacturing process and inventory. Working Capital at March 31, 1997 was $10,288,698 as compared to $9,610,405 at March 31, 1996.


Cash, cash equivalents, and marketable securities totaled $340,970 at March 31, 1997 compared to $734,462 at March 31, 1996 and $1,249,655 at December 31, 1996.
The decrease in cash, cash equivalents and marketable securities was primarily used to fund operations. The Company throughout its existence, obtained funds for acquisitions and operations from term bank loans for periods of up to a year, which ave been secured, in part, by the controlling shareholders's hypothecation of marketable securities. In the past, the Company has always been able to roll over such loans with new loans at prevailing interest relates. At the present time, it has a loan of $1,400,000 from the Bank of New York coming due in May 1997, bearing interest at 6.4375% per year. There is no assurance that the Company will be able to roll over such loans as they become due. The Company expects to renew this loan, at prevailing interest rates, when it becomes due.

The Company's principal commitments at March 31, 1997 consisted of obligations under their operating leases for its facilities.

The Company's capital expenditures for the quarter ended March 31, 1997 was $118,458 compared to capital expenditures of $485,999 for the quarter ended March 31, 1996. The Company's capital expenditures for the year ended December 31, 1996 was $1,123,739 as compared to $4,222,257 for the year ended December 31, 1995. The company purchased OPI in March 1996 and Zunblindage in February 1997 by issuing stock in lieu of a cash payment.

The Company invested approximately $3,316,750 as of March 31, 1997 at historical cost. in the securities of certain privately held companies and restricted securities of certain public companies, which are included in "Investments in Non-marketable Securities" on the Company's Balance Sheet. As of December 31, 1996, the Company has recorded a valuation allowance of $1,000,000 against two specific investments to bring the net realizable value to $2,316,750 at December 31, 1996 and March 31, 1997.

The Company's current ratio is 2.5% at March 31, 1997 and was 2.87% at March 31, 1996. The Company's quick ratio was 1.19% at March 31, 1997 as compared to 1.47% at March 31, 1996. Total Stockholders' Equity at March 31, 1997 was $15,139,228 as compared to $13,399,129 at March 31, 1996. The Company believes it has sufficient resources to meet its working capital requirements for the next twelve months.

Effect of Inflation and Changing Prices.

The Company did not experience increases in raw material prices during the three months ended March 31, 1997 and 1996. The Company believes it will be able to increase prices on their products to meet future price increases in raw materials, should they occur.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

In August 1996, the Company commenced a lawsuit against the former shareholders of OPI for breach of their employment contract, misrepresentation and injunctive relief seeking to enforce a covenant not to compete. On April 23, 1997, this lawsuit was settled in mediation and resulted in the former shareholders returning 38,625 shares of the Company's common stock which was subsequently retired.

In June 1996, the Company commenced a lawsuit against the former president of NDL, Barry Finn, for breach of his employment agreement. On December 13, 1996, Mr. Finn filed a counterclaim asserting breach of contract. The legal counsel handling the case for the company have advised that it is too early to reliably predict the outcome of the case.

The Company is party to other litigation matters and claims which are normal in the course of its operations, and while the results of the ligation and claims cannot be predicted with certainty, management believes, based on advice of counsel, the final outcome of such matters will not have a materially adverse effect on the consolidated financial position.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

Dated:  May 13, 1997                             DHB CAPITAL GROUP INC.


                                                 --------------------------
                                                 Chairman of the Board,  Chief
                                                 Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the Registrant and in capacities and at the dates indicated:


   Signature                  Capacity                     Date
   ---------                  --------                     ----

/s/David H. Brooks
------------------
David H. Brooks          Chairman of the Board           May 14, 1997

/s/Mary Kreidell
----------------
Mary Kreidell            Chief Financial Officer         May 14, 1997

/s/Gary Nadelman
----------------
Gary Nadelman            Director                        May 14, 1997

/s/Robert Trevisani
-------------------
Robert Trevisani         Director                        May 14, 1997