Form 10QSB
period 1997-06-30
DHB CAPITAL GROUP INC /DE/
filed 1997-08-14
CIK 899166

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   Form 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                              FOR THE QUARTER ENDED
                    JUNE 30, 1997 Commission File No. 0-22429



                              DHB CAPITAL GROUP INC
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



              Delaware                               11-3129361
--------------------------------------------------------------------------------
     (State or other jurisdiction                 (I.R.S. Employer
          of incorporation)                       Identification No.)

               11 Old Westbury Road, Old Westbury, New York 11568
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                  Registrant's telephone number: (516) 997-1155


Former name, former address and former fiscal year, if changed since last report
                                 Not applicable


Indicate by check whether the registrant (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ X ] No [ ]


As of August 11, 1997, there were 25,856,083 shares of Common Stock, $.001 par value outstanding.

                                    CONTENTS



         PART I  Financial Information

         Item 1.  Financial Statements

         Consolidated Balance Sheet as of June 30, 1997 and December 31, 1996


         Unaudited Consolidated  Statements of Operations and Retained  Earnings
               For The Three Months Ended June 30, 1997 and 1996


         Unaudited Consolidated  Statements of Operations and Retained  Earnings
               For The Six Months Ended June 30, 1997 and 1996


         Unaudited  Consolidated  Statements  of Cash  Flows For The Six  Months
               Ended June 30, 1997 and 1996


         Unaudited Notes to Consolidated Financial Statements


         Item 2. Management's Discussion and Analysis of Results of Operations Operations and Financial Condition


         PART II  Other Information

         Signatures

                              DHB CAPITAL GROUP INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS

                                                                   UNAUDITED
                                                                 JUNE 30, 1997   DECEMBER 31, 1996
                                                                 ------------      ------------
                         ASSETS
CURRENT ASSETS
   Cash and cash equivalents ...............................     $  3,118,611      $  1,249,655
   Marketable securities ...................................        2,004,614         1,342,027
   Accounts receivable, less allowance for doubtful
         accounts of $303,320 ..............................        5,493,597         3,499,535
   Inventories .............................................        9,310,647         7,290,205
   Prepaid expenses and other current assets ...............        1,045,966           255,218
                                                                 ------------      ------------
                  Total Current Assets .....................     $ 20,973,435      $ 13,636,640

   PROPERTY AND EQUIPMENT, at cost, net of accumulated
         depreciation of $742,460 and $522,907, respectively        2,150,855         1,834,777

   OTHER ASSETS
     Intangible assets, net ................................          649,885           214,213
     Investments in non-marketable securities ..............        1,316,750         2,316,750
     Deferred tax assets ...................................          770,300           819,300
     Deposits and other assets .............................          400,622           338,739
                                                                 ------------      ------------
                  Total Other Assets .......................        3,137,557         3,689,002
                                                                 ------------      ------------
                  TOTAL ASSETS .............................     $ 26,261,847      $ 19,160,419
                                                                 ============      ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES
     Note payable ..........................................     $  1,900,000      $  1,400,000
     Current maturities of long term debt ..................           64,543            61,664
     Accounts payable ......................................        4,221,547         3,019,804
     Accrued expenses and other current liabilities ........          229,648           243,763
     State income taxes payable ............................          121,164            11,011
                                                                 ------------      ------------
                  Total Current Liabilities ................     $  6,536,902      $  4,736,242

  LONG TERM LIABILITIES
    Long term debt, net of current maturities ..............          123,092           144,091
    Due to shareholders ....................................        1,300,000         1,300,000
                                                                 ------------      ------------
                  Total Long Term Debt .....................        1,423,092         1,444,091
                                                                 ------------      ------------
                  Total Liabilities ........................        7,959,994         6,180,333

                              DHB CAPITAL GROUP INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                                            (continued)

                                                                   UNAUDITED
                                                                 JUNE 30, 1997   DECEMBER 31, 1996
                                                                 ------------      ------------

   COMMITMENTS AND CONTINGENCIES

   STOCKHOLDERS' EQUITY
   Common stock ............................................           25,843            23,146
   Additional paid-in capital ..............................       22,938,384        17,956,030
   Common stock subscription receivable ....................         (727,500)         (227,500)
   Retained earnings (Deficit) .............................       (3,947,036)       (4,771,590)
   Foreign currency translation adjustment .................           12,162              --
                                                                 ------------      ------------
                           Total Stockholders' Equity ......       18,301,853        12,980,086
                                                                 ------------      ------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..............     $ 26,261,847      $ 19,160,419
                                                                 ============      ============


                          See accompanying notes to financial statements.

                           DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
             UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                              FOR THE THREE MONTHS ENDED JUNE 30,

                                                                    1997              1996
                                                               ------------      ------------
Net sales ................................................     $  8,400,842      $  6,604,450
Cost of sales ............................................        5,758,367         4,445,807
                                                               ------------      ------------

      Gross Profit .......................................        2,642,475         2,158,643

 Selling, general and administrative expenses ............        2,609,411         2,051,217
                                                               ------------      ------------

      Income(Loss) before other income (expense) .........           33,064          107,426
                                                               ------------      ------------

Other Income (Expense)
      Interest expense ...................................         (109,145)         (112,906)
      Interest Income ....................................            9,696            18,834
      Dividend income ....................................            5,000            14,245
      Other income .......................................                3              --
      Foreign currency translation .......................            3,914              --
      Realized gain (loss) on marketable securities ......         (262,323)          108,401
      Unrealized gain (loss) on marketable securities ....          895,687           578,221
                                                               ------------      ------------

               Total Other Income (Expenses) .............          542,832           606,795
                                                               ------------      ------------

Income (loss) before income tax expense ..................          575,896           714,221

Income taxes expense .....................................          115,392           182,000
                                                               ------------      ------------

Net Income ...............................................     $    460,504      $    532,221

      Retained Earnings (Deficit) - Beginning ............       (4,407,540)          678,095
                                                               ------------      ------------

      Retained Earnings (Deficit) - End ..................     ($ 3,947,036)     $  1,210,316
                                                               ============      ============
      Earnings (loss) per common share

               Primary ...................................     $      0.018      $      0.025
                                                               ============      ============
               Fully Diluted .............................     $      0.018      $      0.024
                                                               ============      ============

      Weighted average number of common share outstanding:

               Primary ...................................       25,720,460        21,670,790
                                                               ============      ============
               Fully Diluted .............................       25,720,460        22,192,790
                                                               ============      ============

                        See accompanying notes to financial statements

                    DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
      UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                        FOR THE SIX MONTHS ENDED JUNE 30,

                                                                    1997              1996
                                                               ------------      ------------
Net sales ................................................     $ 15,545,517      $ 13,649,078

Cost of sales ............................................       10,527,531         9,540,341
                                                               ------------      ------------

      Gross Profit .......................................        5,017,986         4,108,737

 Selling, general and administrative expenses ............        4,528,195         3,762,751
                                                               ------------      ------------

      Income(Loss) before other income (expense) .........          489,791           345,986
                                                               ------------      ------------
Other Income (Expense)
      Interest expense ...................................         (172,975)         (181,796)
      Interest Income ....................................           23,155            19,188
      Dividend income ....................................           17,617            16,135
      Other income .......................................           21,134              --
      Foreign currency translation .......................             (630)             --
      Realized gain (loss) on marketable securities ......          (32,382)           94,416
      Unrealized gain (loss) on marketable securities ....          607,237         1,126,663
                                                               ------------      ------------

               Total Other Income (Expenses) .............          463,156         1,074,606
                                                               ------------      ------------

Income (loss) before income tax expense ..................          952,947         1,420,592

Income taxes expense .....................................          128,393           312,215
                                                               ------------      ------------

Net Income ...............................................     $    824,554      $  1,108,377

      Retained Earnings (Deficit) - Beginning ............       (4,771,590)          101,939
                                                               ------------      ------------

      Retained Earnings (Deficit) - End ..................     ($ 3,947,036)     $  1,210,316
                                                               ============      ============
      Earnings (loss) per common share

               Primary ...................................     $      0.032     $      0.051
                                                               ============      ============
               Fully Diluted .............................     $      0.032      $      0.050
                                                               ============      ============

      Weighted average number of common share outstanding:

               Primary ...................................       25,720,460        21,670,790
                                                               ============      ============
               Fully Diluted .............................       25,720,460        22,192,790
                                                               ============      ============

                 See accompanying notes to financial statements

                                DHB CAPITAL GROUP INC AND SUBSIDIARIES
                            UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   FOR THE SIX MONTHS ENDED JUNE 30,


                                                                             1997             1996
                                                                         -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income .........................................................     $   824,554      $ 1,108,378
                                                                         -----------      -----------
Adjustments to reconcile net income to net
     cash provided by operating activities:
          Depreciation and amortization ............................         192,581          127,967
          Stock return in settlement of lawsuit ....................         (21,131)            --
          Stock issued to purchase lease ...........................         210,000             --
               Stock issued in settlement of a lawsuit .............         150,000             --
          Unrealized gain on the transfer of securities  from
                  non-marketable securities to marketable securities         598,900             --
   Changes in assets and liabilities
   (Increase) Decrease in:
         Accounts receivable .......................................      (1,871,981)      (1,741,348)
         Marketable securities .....................................        (261,487)      (3,127,471)
         Inventories ...............................................      (1,817,859)         440,184
         Prepaid expenses and other current assets .................        (790,748)        (562,614)
         Deferred Taxes ............................................          49,000          (12,600)
         Deposits and other assets .................................         (61,883)        (308,923)
   Increase (decrease) in:
         Accounts payable ..........................................       1,193,752          319,657
         Accrued expenses and other current liabilities ............         (17,158)         168,710
         State income taxes payable ................................          84,580          269,133
                                                                         -----------      -----------
   Total Adjustments ...............................................      (2,363,434)      (4,427,305)
                                                                         -----------      -----------

Net cash used by operating activities ..............................      (1,538,880)      (3,318,927)
                                                                         -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Payments made for property and equipment ........................        (417,730)        (666,569)
   Net investment in nonmarketable securities ......................            --           (500,000)
                                                                         -----------      -----------

Net Cash used by investing activities ..............................        (417,730)      (1,166,569)
                                                                         -----------      -----------

                                DHB CAPITAL GROUP INC AND SUBSIDIARIES
                            UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   FOR THE SIX MONTHS ENDED JUNE 30,
                                             (continued)


                                                                             1997             1996
                                                                         -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments on long-term debt ............................         (34,472)         (14,970)
   Foreign currency exchange .......................................          12,163             --
   Net proceeds from the issuance of debt ..........................         500,000          243,573
   Net proceeds from sale of common stock ..........................       3,198,625        4,449,000
                                                                         -----------      -----------

Net cash provided by financing activities ..........................       3,676,316        4,677,603
                                                                         -----------      -----------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS ....................       1,719,706          192,107

CASH AND CASH EQUIVALENTS - BEGINNING ..............................       1,398,905          475,108
                                                                         -----------      -----------

CASH AND CASH EQUIVALENTS - END ....................................     $ 3,118,611      $   667,215
                                                                         ===========      ===========

                 See accompanying notes to financial statements

                     DHB CAPITAL GROUP INC AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

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

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include those relating to the valuation of inventories and non- marketable securities, and collectibility of receivables.

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

                     DHB CAPITAL GROUP INC AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996


Non-marketable securities, such as investments in privately-held companies are carried at historical cost, if necessary, reduced by a valuation allowance to net realizable value.

In June 1997, the Company transferred from non-marketable securities, Chrioscience, formerly, Darwin Molecular to marketable securities as a result of Darwin being bought by a publicly traded company, Chrioscience, and all of the selling restrictions were lifted. The Company recognized an unrealized gain on the transfer of $598,900.

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


2. SUPPLEMENTAL CASH FLOW INFORMATION

                                                     1997                 1996
                                                   --------             --------
Cash paid for:
   Interest ..........................             $165,760             $ 34,496
   Income taxes ......................             $ 17,160             $ 33,301


During the year three months ended March 31, 1997 and 1996, the Company had non-cash investing activities when it issued common stock to acquire all of the outstanding common stock of Zunblindage in February 1997 and OPI in March 1996.

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

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS.

Results of Operations

Three Months Ended June 30, 1997, Compared to the Three Months Ended June 30, 1996.

The Company launched a marketing campaign targeted at new and existing customers. For the introduction of new products, among these are Bioflex by NDL, a neoprene brace incorporating magnetic therapy and Gold Flex, a soft body armor vest which provides new level of comfort and flexible without sacrificing the level of protection. These marketing efforts resulted in increased sales for the three months ended June 30, 1997 of approximately $1,800,000 or 28% as compared to June 30, 1996. Advertising and promotional expense for the three months ended June 30, 1997 increased approximately $183,000 over the advertising costs for the three months ended June 30, 1996. While the expense of this campaign was primarily incurred during the first half of 1997, the new level of sales is anticipated to continue throughout the year. To meet present needs and future growth the Company leased an additional 60,000 square feet of warehouse space in a building adjacent to their existing Florida facility. The cost incurred in this move resulted in a one time charge to income of approximately $33,000. While the Company believes these expenses are necessary for future growth, they resulted in a decrease in operating income of $74,362 for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996.

Six Months Ended June 30, 1997, Compared to the Six Months Ended June 30, 1996.

Consolidated net sales for the six months ended June 30, 1997 increased by 14% to $15,545,517 as compared to net sales for the six months ended June 30, 1996 of $13,649,078. Advertising and promotional costs for the six months ended June 30, 1997 increased approximately $337,000 over the advertsing and promotional costs for the six months ended June 30, 1996 as a result of the campaign to launch certain new product lines as well as to gain brand recognition for their existing lines. Operating income increased to $489,791 for the six months ended June 30, 1997 as compared with $345,986 for the six months ended June 30, 1996.

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

Liquidity and Capital Resources

The Company's primary capital requirements over the next twelve months are to assist PACA, Point Blank, NDL, OPI, and Zunblindage's in financing their working capital requirements, and to make possible acquisitions. PACA, Point Blank, NDL, and Zunblindage sell most of their products on 60-90 day terms, and OPI sells most of its products on 30-60 day terms. Working capital is needed to finance the receivables, manufacturing process and inventory. Working Capital at June 30, 1997 was $14,436,533 as compared to $12,794,460 at June 30, 1996.

Cash and cash equivalents totaled $3,118,611 at June 30, 1997 compared to $667,215 at June 30, 1996 and $1,249,655 at December 31, 1996. The increase in cash and cash equivalents was primarily due to the procceds from the issuance of common stock. Operating income increased to $489,791 for the six months ended June 30, 1997 as compared with $345,986 for the six months ended June 30, 1996.

The Company throughout its existence, obtained funds for acquisitions and operations from term bank loans for periods of up to a year, which ave been secured, in part, by the controlling shareholders's hypothecation of marketable securities. In the past, the Company has always been able to roll over such loans with new loans at prevailing interest relates. In June 1997 the Company increased its current Bank of New York loan from $1,400,000 to $1,900,000 which is due in May 1998. There is no assurance that the Company will be able to roll over such loans as they become due. The Company expects to renew this loan, at prevailing interest rates, when it becomes due.

The Company's principal commitments at June 30, 1997 consisted of obligations under their operating leases for its facilities.

The Company's capital expenditures for the six months ended June 30, 1997 was $417,730 compared to capital expenditures of $666,569 for the six months ended June 30, 1996. The Compnay's capital improvements for the six months ended June 30, 1997 were primarily the result of the expansion of the facility in Florida. The Company's capital expenditures for the year ended December 31, 1996 was $1,123,739 as compared to $4,222,257 for the year ended December 31, 1995. The company purchased OPI in March 1996 and Zunblindage in February 1997 by issuing stock in lieu of a cash payment.

The Company invested approximately $1,316,750 as of June 30, 1997 at historical cost. in the securities of certain privately held companies and restricted securities of certain public companies, which are included in "Investments in Non-marketable Securities" on the Company's Balance Sheet. In June 1997, the Company transferred its $1,000,000 investement in Darwin Molecular to Marketable Securities. Darwin was boughty by a publicly traded company located in England, Chrioscience. As a result of this transfer to marketable securities, the Company recogniezed a $599,900 unrealized gain in June 1997. As of December 31, 1996, the Company has recorded a valuation allowance of $1,000,000 against two specific investments to bring the net realizable value to $1,316,750.

The Company's current ratio was 3.2% at June 30, 1997 and 2.9 % at June 30,1996. The Company's quick ratio was 1.7% at June 30, 1997 as compared to 1.3% at June 30, 1996. Total Stockholders' Equity at June 30, 1997 was $16,421,800 as compared to $12,980,086 at June 30, 1996. The Company believes it has sufficient resources to meet its working capital requirements for the next twelve months.

Effect of Inflation and Changing Prices.

The Company did not experience increases in raw material prices during the six months ended June 30, 1997 and 1996. The Company believes it will be able to increase prices on their products to meet future price increases in raw materials, should they occur.

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

Dated:  August 11, 1997                       DHB CAPITAL GROUP INC.


                                              /S/ David H. Brooks
                                              -------------------
                                              David H. Brooks
                                              Chairman of the Board,  Chief
                                              Executive Officer, and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the Registrant and in capacities and at the dates indicated:


Signature Capacity Date



/S/ David H. Brooks             Chairman of the Board            August 11, 1997
-------------------
David H. Brooks


/S/ Mary Kreidell               Chief Financial Officer          August 11, 1997
-----------------
Mary Kreidell


/S/ Gary Nadelman               Director                         August 11, 1997
-----------------
Gary Nadelman