Form 10QSB
period 1997-09-30
DHB CAPITAL GROUP INC /DE/
filed 1997-11-14
CIK 899166

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   Form 10-QSB

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934



                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

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


                                Yes [ X ] No [ ]



              As of November 12, 1997, there were 25,643,931 shares of Common Stock, $.001 par value outstanding.

                                TABLE OF CONTENTS


         PART I :  FINANCIAL INFORMATION

         Item 1.  Financial Statements


         Consolidated Balance Sheets as of September 30, 1997
                   and December 31, 1996


         Unaudited Consolidated Statements of Operations and Retained Earnings
                   For The Three Months Ended September  30, 1997 and 1996


         Unaudited Consolidated Statements of Operations and Retained Earnings
                   For The Nine Months Ended September  30, 1997 and 1996


         Unaudited Consolidated Statements of Cash Flows For The Nine Months
                    Ended September 30, 1997 and 1996



         Notes to Consolidated Financial Statements


         Item 2. Management's Discussion and Analysis  of Results of
                    Operations and Financial Condition


         PART II : OTHER INFORMATION


         Item 1.  Legal Proceedings

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

                          DHB CAPITAL GROUP INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS

                                                             UNAUDITED
                                                            SEPTEMBER 30,  DECEMBER 31,
                                                                 1997            1996
                                                             -----------     -----------
                                     ASSETS
CURRENT ASSETS

    Cash and cash equivalents ..........................     $   384,397     $ 1,249,655
    Marketable securities ..............................       3,079,614       1,342,027
    Accounts receivable, less allowance for doubtful
      accounts of $303,320 .............................       6,398,937       3,499,535
    Inventories ........................................       9,689,359       7,290,205
    Prepaid expenses and other current assets ..........         734,690         255,218
                                                             -----------     -----------

           Total Current Assets ........................     $20,286,997     $13,636,640
                                                             -----------     -----------


PROPERTY AND EQUIPMENT, at cost, net of accumulated
     depreciation of $786,217 and $522,907, respectively       2,276,620       1,834,777
                                                             -----------     -----------

OTHER ASSETS

     Intangible assets, net ............................         618,664         214,213
     Investments in non-marketable securities ..........       1,316,750       2,316,750
     Deferred tax assets ...............................         770,300         819,300
     Deposits and other assets .........................         435,430         338,739
                                                             -----------     -----------

           Total Other Assets ..........................       3,141,144       3,689,002
                                                             -----------     -----------


 TOTAL ASSETS ..........................................     $25,704,761     $19,160,419
                                                             ===========     ===========



                                     (Continued)

                          DHB CAPITAL GROUP INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS (Continued)


                                                            UNAUDITED
                                                           SEPTEMBER 30,      DECEMBER 31,
                                                               1997              1996
                                                           ------------       ------------

                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Note payable .....................................      $  1,900,000       $  1,400,000
   Current maturities of long term debt .............            64,720             61,664
   Accounts payable .................................         4,194,974          3,019,804
   Accrued expenses and other current liabilities ...           426,968            243,763
   State income taxes payable .......................           103,522             11,011
                                                           ------------       ------------

        Total Current Liabilities ...................      $  6,690,184       $  4,736,242
                                                           ------------       ------------

LONG TERM LIABILITIES

  Long-term debt, net of current maturities .........           106,156            144,091
  Due to shareholder ................................         1,300,000          1,300,000
                                                           ------------       ------------

         Total Long Term Debt .......................         1,406,156          1,444,091
                                                           ------------       ------------

              Total Liabilities .....................         8,096,340          6,180,333
                                                           ------------       ------------

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY

 Common stock, $.001 par value; 100,000,000
      shares authorized, 25,559,931 issued and
      outstanding ...................................            25,560             23,146
 Additional paid-in capital .........................        21,970,011         17,956,030
 Common stock subscription receivable ...............          (670,000)          (227,500)
 Accumulated deficit ................................        (3,721,263)        (4,771,590)
 Foreign currency translation adjustment ............             4,113               --
                                                           ------------       ------------

                   Total Stockholders' Equity .......        17,608,421         12,980,086
                                                           ------------       ------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........      $ 25,704,761       $ 19,160,419
                                                           ============       ============

See accompanying notes to consolidated financial statements.

                          DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                          FOR THE THREE MONTHS ENDED SEPTEMBER 30,

                                                                 1997              1996
                                                            ------------      ------------
Net sales .............................................     $  9,004,476      $  6,226,028
Cost of sales .........................................        6,320,158         3,908,427
                                                            ------------      ------------

      Gross profit ....................................        2,684,318         2,317,601

 Selling, general and administrative expenses .........        2,444,343         1,911,889
                                                            ------------      ------------

      Income before other income (expense) ............          239,975           405,712
                                                            ------------      ------------

Other Income (Expense)

      Interest expense ................................          (94,110)          (85,930)
      Interest income .................................              719               541
      Dividend income .................................              100             8,199
      Foreign currency translation ....................            4,259              --
      Realized loss on marketable securities ..........          (28,124)          (94,799)
      Unrealized gain on marketable securities ........          113,693           343,039
                                                            ------------      ------------

               Total Other Income (Expense) ...........           (3,463)          171,050
                                                            ------------      ------------

Income before income tax expense ......................          236,512           576,762
Income tax expense ....................................           10,739           176,890
                                                            ------------      ------------

Net Income ............................................     $    225,773      $    399,872
Retained Earnings(Deficit) - Beginning ................       (3,947,036)        1,210,316

Stock Dividend Paid ...................................             --              (7,627)
                                                            ------------      ------------

Retained Earnings(Deficit) - Ending ...................     ($ 3,721,263)     $  1,602,561
                                                            ============      ============
Earnings per common share:
      Primary .........................................     $       0.01      $       0.02
                                                            ============      ============
      Fully Diluted ...................................     $       0.01      $       0.02
                                                            ============      ============

Weighted average number of common share outstanding:
      Primary .........................................       29,021,184        22,216,440
                                                            ============      ============
      Fully Diluted ...................................       29,021,184        22,738,440
                                                            ============      ============

              See accompanying notes to consolidated financial statements

                          DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                          FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                 1997              1996
                                                            ------------      ------------
 Net sales ............................................     $ 24,549,991      $ 19,875,112
 Cost of sales ........................................       16,993,707        13,448,751
                                                            ------------      ------------

       Gross profit ...................................        7,556,284         6,426,361

  Selling, general and administrative expenses ........        6,826,504         5,674,660
                                                            ------------      ------------

       Income before other income (expense) ...........          729,780           751,701
                                                            ------------      ------------
 Other Income (Expense)

       Interest expense ...............................         (262,633)         (249,794)
       Interest income ................................           19,408             1,804
       Dividend income ................................           17,717            24,329
       Other income ...................................           21,134              --
       Foreign currency translation ...................            3,629              --
       Realized loss on marketable securities .........          (60,506)             (383)
       Unrealized gain on marketable securities .......          720,929         1,469,702
                                                            ------------      ------------

                Total Other Income (Expense) ..........          459,678         1,245,658
                                                            ------------      ------------

 Income  before income tax expense ....................        1,189,458         1,997,359
 Income tax expense ...................................          139,131           489,109
                                                            ------------      ------------

 Net Income ...........................................     $  1,050,327      $  1,508,250
 Retained Earnings(Deficit) - Beginning ...............       (4,771,590)          101,938

 Stock Dividend Paid ..................................             --              (7,627)
                                                            ------------      ------------

 Retained Earnings(Deficit) - Ending ..................     ($ 3,721,263)     $  1,602,561
                                                            ============      ============
 Earnings  per common share:
       Primary ........................................     $       0.04      $       0.07
                                                            ============      ============
       Fully Diluted ..................................     $       0.04      $       0.07
                                                            ============      ============

Weighted average number of common share outstanding:
       Primary ........................................       27,023,433        22,216,440
                                                            ============      ============
       Fully Diluted ..................................       27,609,756        22,738,440
                                                            ============      ============

               See accompanying notes to consolidated financial statements

                          DHB CAPITAL GROUP, INC AND SUBSIDIARIES
                        UNAUDITED CONSOLIDATED STATEMENTS CASH FLOWS
                        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997




                                                                        1997             1996
                                                                     -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Income ...................................................     $ 1,050,327      $ 1,508,250
                                                                     -----------      -----------
  Adjustments to reconcile net income to
     cash provided by operating activities:
          Depreciation and amortization ........................         305,313          193,084
          Stock return in settlement of lawsuit ................         (21,131)
          Stock issued to purchase lease .......................         210,000             --
          Stock issued for services ............................          67,500             --
          Stock  issued in settlement of a lawsuit .............         150,000             --
          Unrealized gain on the transfer of securities from
              non-marketable securities to marketable securities        (598,900)            --
  Changes in assets and liabilities
     (Increase) Decrease in:
         Accounts receivable ...................................      (2,777,321)      (1,690,626)
         Marketable securities .................................        (138,687)      (1,447,390)
         Inventories ...........................................      (2,164,571)        (322,687)
         Prepaid expenses and other current assets .............        (479,472)        (631,336)
         Deferred Taxes ........................................          49,000          (12,600)
         Deposits and other assets .............................         (96,691)        (270,717)
     Increase (decrease) in:
         Accounts payable ......................................       1,135,179         (713,767)
         Accrued expenses and other current liabilities ........         180,163         (190,473)
         State income taxes payable ............................          66,938          435,224
                                                                     -----------      -----------

      Total Adjustments ........................................      (4,112,680)      (4,651,288)
                                                                     -----------      -----------

                      Net cash used by operating activities ....      (3,062,353)      (3,143,038)
                                                                     -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Acquisition of business, net of cash .........................         134,356
  Payments made for property and equipment .....................        (610,173)        (761,024)
                                                                     -----------      -----------

                      Net cash used by investing activities ....        (475,817)        (761,024)
                                                                     -----------      -----------

(Continued)

                          DHB CAPITAL GROUP, INC AND SUBSIDIARIES
                        UNAUDITED CONSOLIDATED STATEMENTS CASH FLOWS
                        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                        (continued)




                                                                    1997             1996
                                                              -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Principal payments on long-term debt ..................         (51,231)         (22,808)
   Repayment of shareholder loan, net ....................            --           (590,000)
   Issuance of long term debt ............................            --            243,573
   Foreign currency exchange .............................           4,113             --
   Net proceeds (repayments) of line of credit ...........         500,000       (1,150,000)
   Purchase of treasury stock ............................      (1,028,300)            --
   Net proceeds from issuance of common stock ............       3,248,330        5,146,503
                                                               -----------      -----------

                 Net cash provided by financing activities       2,672,912        3,627,268
                                                               -----------      -----------

NET (DECREASE) IN CASH AND EQUIVALENTS ...................        (865,258)        (276,794)

CASH AND CASH EQUIVALENTS - BEGINNING ....................       1,249,655          475,108
                                                               -----------      -----------

CASH AND CASH EQUIVALENTS - ENDING .......................     $   384,397      $    98,314
                                                               ===========      ===========

SUPPLEMENTAL CASH FLOW INFORMATION

  Cash paid for:

        Interest .........................................     $   211,414      $   285,238
        Income taxes .....................................     $    17,739      $    33,301

   Non-cash investing and financing activities

        Issuance of 180,000 common shares to acquire OPI .            --        $   570,000
        Return of 38,625 common shares in settlement of
             OPI lawsuit .................................     $   (73,635)            --
        Issuance of 144,000 common shares for lease of
            warehouse facility ...........................     $   210,000             --
        Issuance of 666,000 common shares to acquire
            Zublindage, SA ...............................     $ 1,000,000             --
        Issuance of 75,000 common shares in settlement
            of a lawsuit .................................     $   150,000             --
        Issuance of 13,500 common shares for services ....     $    67,500             --




                  See accompanying notes to consolidated financial statements

                    DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


1. Consolidated Financial Statements

   The consolidated balance sheet at the end of the preceding year has been derived from the audited consolidated balance sheet contained in the Company's Form 10-KSB and is presented for comparative purposes. All other financial statements are unaudited. All unaudited amounts are subject to year-end adjustments and audit, but the Company believes all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the financial condition, results of operations and changes in cash flows for all interim periods have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

   Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with published rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the most recent fiscal year.

2. Repurchase of Common Stock

   During the quarter ended September 30, 1997, and pursuant to a resolution of the Board of Directors, the Company purchased 296,152 shares of common stock in the open market for $1,028,300. These shares were recorded as treasury stock when purchased and were subsequently cancelled and returned to treasury as authorized but unissued shares of the Company's common stock.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations

Three Months Ended September 30, 1997 Compared to the Three Months Ended September 30, 1996.

The Company continued its aggressive marketing campaign targeted at new and existing customers as well as launching new product lines. These marketing efforts resulted in increased sales for the three months ended September 30, 1997 of approximately $2,778,000, or 45%, as compared to the three months ended September 30, 1996. Advertising, marketing and promotional expenses for the three months ended September 30, 1997 increased approximately $250,000 over the three months ended September 30, 1996. These costs are the result of management's continued focus on capturing increased market share by expanding the Company's customer base nationwide and internationally. While management believes these expenses are necessary for future sales growth, they resulted in a current decrease in operating income of approximately $166,000 for the three months ended September 30, 1997 over the three months ended September 30, 1996.

Nine Months Ended September 30, 1997 Compared to the Nine Months Ended September 30, 1996.

Consolidated net sales for the nine months ended September 30, 1997 increased by approximately 24% to $24,550,000 as compared to net sales for the nine months ended September 30, 1996 of $19,875,000. Advertising, marketing and promotional costs for the nine months ended September 30, 1997 increased by approximately
$699,000 over the same period last year. This is the direct result of the Company's continued campaign to increase sales by launching new product line technologies as well as to increase recognition for existing brands and product lines. As such, operating income decreased slightly by $22,000 to $730,000 for the nine months ended September 30, 1997 as compared to $752,000 for the nine months ended September 30, 1996. Although these expenditures impact operating income in the short term, management believes they are necessary for continued sales growth in the fourth quarter and into 1998.

Liquidity and Capital Resources

The Company's primary goal over the fourth quarter and into 1998 will be to manage and finance the working capital needs of its operating subsidiaries and to make possible acquisitions of additional operating companies. Specifically, management is currently evaluating the working capital and production facility requirements for Point Blank in light of the U.S. Military Modular Body Armor System contract awarded in July 1997. Now that development and testing for this contract is substantially complete, the Company anticipates production will commence in the fourth quarter. As such, Point Blank is expanding its production capabilities within its existing facility and has implemented the necessary additional internal controls and cash management policies given the magnitude of this contract. Management believes that existing facilities will not be sufficient to accommodate the anticipated growth that will result from the Military contract when it's in full production combined with the continued growth in existing operations as experienced during the first nine months of 1997.

Cash, cash equivalents and marketable securities totalled approximately $3,464,000 at September 30, 1997 and $2,592,000 at December 31, 1996. The
$872,000 increase in cash, cash equivalents and marketable securities results primarily from the issuance of common stock. Working capital at September 30, 1997 was approximately $13,597,000, an increase of $4,696,000 from December 31, 1996. This increase results primarily from increases in both accounts receivable and inventory from December 31, 1996 to September 30, 1997 where the total of such amounts were $10,789,000 and $16,089,000, respectively. The Company's current ratio was 3.03:1 at September 30, 1997 compared to 2.88:1 at December 31, 1996. Total stockholders' equity at September 30, 1997 was $17,608,000 compared to $12,980,000 at December 31, 1996.

The Company, since its inception, has obtained some of its working capital from bank credit lines which have been secured, in part, by the controlling shareholder's pledging of personal assets. In the past, the Company has been able to roll over such obligations into new notes at prevailing interest rates. In June 1997, the Company increased its current bank borrowing from $1,400,000 to $1,900,000 which is due in May 1998. There is no assurance that the Company will be able to roll over such loans in the future as they become due. The Company expects to renew its current borrowing facility, at prevailing interest rates, when it matures.

The  Company's   principal   commitments   at  September   30,  1997   consisted
substantially   of   obligations   under  certain   operating   leases  for  its
manufacturing and warehouse facilities.

The Company's capital expenditures for the nine months ended September 30, 1997 were approximately $610,000. They resulted primarily from the expansion of the manufacturing facility in Florida. The Company's capital expenditures for the year ended December 31, 1996 were $1,123,739.

The Company has investments in the securities of certain privately held companies and restricted securities of certain public companies, which are included in "Investments in Non-marketable Securities" on the Company's Balance Sheet.

Effect of Inflation and Changing Prices.

The Company did not experience increases in raw material prices during the nine months ended September 30, 1997 and 1996. The Company believes it will be able to increase prices on their products to meet future price increases in raw materials, should they occur.



PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is party to various litigation matters and claims which are normal in the course of its operations, and while the results of these ligations and claims cannot be predicted with certainty, management believes, based on advice of counsel, the final outcome of such matters will not have a materially adverse effect on the Company's consolidated financial condition or the results of operations.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

Dated:  November 12, 1997                              DHB CAPITAL GROUP, INC.


                                                       /S/ David H. Brooks
                                                       -------------------
                                                       David H. Brooks
                                                       Chairman of the Board &
                                                       Chief E xecutive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the Registrant and in capacities and at the dates indicated:


     Signature                        Capacity                      Date
     ---------                        --------                      ----

/S/ David H. Brooks           Chairman of the Board &        November 12, 1997
-------------------           Chief Executive Officer
David H. Brooks


/S/ Mary Kreidell             Chief Financial Officer        November 12, 1997
-----------------
Mary Kreidell

/S/ Gary Nadelman             Director                       November 12, 1997
------------------
Gary Nadelman