Form 10KSB
period 1997-12-31
DHB CAPITAL GROUP INC /DE/
filed 1998-03-31
CIK 899166

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                   For the fiscal year ended December 31, 1997

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

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B and no disclosure will be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by Reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

         Issuer's revenues for the most recent fiscal year: $33,271,607

Aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock sold, or the average bid and asked price of such stock, as of March 20, 1998: $26,067,436.

Number of shares outstanding of the issuer's common equity, as of March 20, 1998 (exclusive of securities convertible into common equity) : 24,837,229

Item 1.  BUSINESS

History

         DHB Capital Group, Inc. and Subsidiaries, (the "Company") was originally incorporated as a New York corporation on October 22, 1992, by Mr. David H. Brooks, the Company's Chairman and CEO. Effective April 17, 1995 (the "Reincorporation Date"), pursuant to the authorization of the security holders of the Company, the Company was reincorporated (the "Reincorporation") in Delaware. Under the terms of the Reincorporation, the Delaware corporation is the successor in interest to all the rights, interests, assets and liabilities of the New York corporation. Holders of certificates which, prior to the Reincorporation Date, evidenced securities of the New York corporation, automatically become holders of a like number of securities of the Delaware corporation.

         DHB Capital Group Inc. is a holding company which has two major divisions, DHB Armor Group and DHB Sports Group. DHB Armor Group consists of Protective Apparel Corporation of America ("PACA"), Point Blank Body Armor Inc. and Zunblindage S.A. DHB Sports Group consists of NDL Products Inc. ("NDL") and Orthopedic Products Inc. ("OPI") DHB Armor Group develops, manufactures, and distributes bullet and projectile resistant garments, bullet resistant and fragmentation vests, bomb projectile blankets, and related ballistic accessories. DHB Sports Group manufactures and distributes protective athletic apparel and equipment, such as elbow, breast, hip, groin, knee, shin and ankle supports, and wrist, elbow, groin and knee braces as well as orthopedic products. OPI is engaged in the manufacture and sale of medical and orthopedic products at directly to the medical industry, including hospitals, sports medicine centers and medical practices.

DHB Armor Group

         The Company entered the body-armor business by acquiring PACA at the end of 1992. In August 1995, the Company, through a wholly-owned subsidiary, now known as Point Blank Body Armor, Inc., a Delaware corporation ("Point Blank"), acquired from a trustee in bankruptcy certain assets (the "Point Blank Assets") of Point Blank Body Armor, L.P., and an affiliated company (collectively, "Old Point Blank"), for a cash payment of $2,000,000, which was provided by a loan from Mr. Brooks. Old Point Blank had been a leading U.S. manufacturer of bullet-resistant garments and related accessories. On February 28, 1997, the Company exchanged a total of 666,000 shares of its registered common stock to acquire 100% of the common stock of Zunblindage S.A. a privately held Belgian corporation. Zunblindage is engaged in the manufacture and distribution of bullet resistant equipment, apparel and related products and specializes in marketing, distribution,and sales of such products in Europe and the Middle East.

DHB Sports Group

         On December 20, 1994, the Company, through a newly organized, wholly-owned subsidiary, DHB Acquisition, Inc., a Florida corporation, purchased (the "Transaction") the assets (the "NDL Assets"), free of all liabilities, of N.D.L. Products, Inc., a Delaware corporation and also purchased the assets of its wholly-owned subsidiaries (collectively, the "Seller"), for a cash payment of $3,080,000, net of cash acquired, at an auction held pursuant to Chapter 7 of the Bankruptcy

Code. Prior to the Transaction, the Seller was a debtor-in-possession under Chapter 11 of the United States Bankruptcy Code. The transaction was consummated pursuant to an order of the United States Bankruptcy Court, Southern District of Florida, dated December 20, 1994. The Company changed the name of DHB Acquisition, Inc., to "NDL Products, Inc."

The Company expanded into the orthopedic products business by acquiring the outstanding capital stock of Orthopedic Products Inc., ("OPI"), a Florida corporation. The Company issued 270,000 shares of its registered Common Stock in March 1996, in two transactions, in exchange for all the outstanding capital stock of OPI. DHB initiated a lawsuit against the former shareholders of OPI, and as a result of that lawsuit being settled by mediation, 38,625 shares were returned in 1997. An additional 6,625 shares will be returned in 1998.

Recent Developments

         Exclusive license and trademark agreement with Magnesystems. On January 16, 1998, The Company signed an exclusive (except for certain rights, in the field for horses) licensing agreement to make, use and sell magnetic products covered by certain US and Canadian patents, along with the technical know how related to the magnetic products in the possession of Magnesystems.

         Lanxide Armor Products Inc.("LAP") and Lanxide Electronic Components Inc. ("LEC") On February 9, 1998, the Company purchased the common stock of two privately held Delaware corporations for $4.8 million which was funded by additional loans from Mr. Brooks. LAP is an inovative company having unique technological capabilities in the development, design, testing and manufacture of armor research and development for the U.S. Department of Defense, and more than seven years of experience in the design, manufacture, testing and sale of products for specific armor systems and components. LAP's composite hard armor systems are based on patented and highly proprietary ceramic/metal composite systems.

         LEC designs, manufactures and sells unique and heavily patented thermal management, packaging and structural components for the electronics industry. LEC's current products are primarily based on silicon carbide/aluminum composites which provide a unique combination of desirable properties including high thermal conductivity, low co-efficient of thermal expansion, light weight and high stiffness. These properties are ideally suited to provide a number of products including, but not limited to, power module and amplifier heat sinks and baseplates, microprocessor package lids, heat spreaders, printed wiring board cores, carriers, package bases and fluid cooled heat sinks. LEC has over seven years of experience in the design, manufacture and sale of products in the hi-tech electronics industry.

         Buyback of Common Stock. On February 4, 1998 the board of Directors of the Company announced its authorization for the Company to purchase up to one million additional shares of its common stock on the open market, from time to time, at its discretion. The Board of Directors had previously authorized the repurchase of one million shares of its common stock in October 1996. To date the Company has repurchased and retired 1,188,454 shares.

Equity Investments.

         The Company also actively seeks to acquire and finance, as appropriate, additional operating companies or interests therein. Since January 1, 1994, the Company has acquired minority interests in the common stock or securities convertible into common stock, of the following companies:

         Zydacron,  Inc.,  ("Zydacron"),  which designs and  manufactures  video teleconferencing  codecs  that  are  fully  compliant  with  ITU  H.320 standards. Zydacron codecs provide full-featured multimedia capabilities that integrate into micro-computers which utilize the Windows operating system software. Zydacron's family of codec products offers a low-cost full-function "codec engine" that meets existing video teleconferencing environments. In May 1997, Zydacron signed an agreement with a leading European telecommunications Company, which plans on utilizing Zydacron's OnWan single board videoconferencing systems under its own label. The agreement covers multiple hardware options and could result in more than $20 million in sales to Zydacron over a three to four year period. The Company owns 4.6% of the equity of this company.

         Pinnacle Diagnostics, Inc., ("Pinnacle") a privately held Delaware corporation, which is engaged in the marketing a variety of medical diagnostic products. The Company owns 16.7% of the equity of Pinnacle. On December 31, 1996, the Company recorded a valuation allowance for the total value of Pinnacle as a result of their insolvency. In 1997, the Company was informed that the microbiological testing technology owned by Pinnacle was purchased by MicroSure Inc. As a result of this transaction, the Company now owns a percentage of MicroSure and therefore, the Company reduced its valuation allowance and restated its investment at the net realizable value of $372,000.

         FED Corporation, ("FED") a development-stage company, intends to manufacture liquid crystal display devices using proprietary field emission display technologies, which can be used in small notebook computers and other similar devices. FED is involved with the emissive display development activities for both miniature display and direct view display product lines. FED's staff has now created the highest resolution Organic Light Emitting Diode Display based video display ever produced in the USA to date (February 19, 1998). The Company owns 2.9% of the equity of FED.

         Darwin Molecular Corporation ("DMC"), was formerly a privately held company which hopes to use DNA sequencing to create novel drugs for the treatment of cancer, AIDS and auto-immune disease. The Company previously owned 3.9% of DMC. On December 18, 1996 Chiroscience Group plc, a publicly traded company located in England, acquired DMC. The Company received approximately 394,000 shares of Chiroscience in exchange for its DMC shares. These shares were restricted until June 1997, at which time the shares became marketable securities.

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


                                    BUSINESS

DHB Armor Group ("the Armor Group")

         Products. The Armor Group manufactures two basic types of body armor: concealable armor, which is designed to be worn beneath the user's clothing, and tactical armor, which is worn externally and is designed to protect against more serious ballistic threats. Both types of armor are manufactured using multiple layers of KevlarTM and/or a combination of KevlarTM, Gold FlexTM, SpectrashieldTM and SpectraFibreTM ballistic fabric, then covered and fully enclosed in an outer carrier. Although some products of Point Blank and PACA are competitive with each other, brand recognition, brand loyalty and distribution channels are expected to minimize the extent to which products of the two companies may impact each other's sales. PACA specializes in concealable and correctional vests. Point Blank specializes in tactical vests and patented concealable GenesisTM series vests.

         Concealable vests are contoured to closely fit the user's body shape. The Armor Group sells a line of vests designed specifically for the body shapes of women users. Male vests are manufactured in standard sizes and may also be custom-made. Vests are fastened using Velcro-elastic strapping. Concealable vests may be supplemented for additional protection and supplied with a shock plate, SpectrashieldTM trauma plates or a new series of plates known as the DiamondliteTM series of plates. These plates are becoming more integral with the supply of concealable armor. One plate in the DiamondliteTM series of plates is the DiamondliteTM thin plate which is a light insert designed to enhance protection of vital areas. Vests may be supplemented with an additional armor plate made of either metal or certain composite materials to withstand greater threat levels than the vest is otherwise designed to protect against. The DiamondliteTM thin plate is an ultra lightweight plate, manufactured using proprietary patented processes which when combined with Level II ballistics, achieves a significant leap in ballistic protection from multiple hits from steel penetrator bullets, AK-47, 7.62 x 39mm and similar threats. The DiamondliteTM thin plate is manufactured from a high performance composite material and is only .032 of an inch thick and still weighs in at under three pounds. The industry has not been able to replicate a performing protective plate at twice the weight, thereby establishing the DiamondliteTM thin plate as an entirely new standard by which all other armor will be compared.

         During 1997, Point Blank Body Armor introduced more than a dozen new NIJ Certified vests. Among the more notable are the TriadTM and the Lady TriadTM correctional concealable vests which offer triple threat protection against stabbings, slashings and handguns, the three vital threats most commonly faced by Correctional Officers. The TriadTM vest series also incorporates a K-9 TriadTM vest designed specifically for Police and Correctional K-9 Units. The LibertyTM line of vests is a series of extremely lightweight ultra flexible concealable vests which offer maximum freedom of movement for Law Enforcement Officers. The GoldLiteTM series of vests is a series of ultra-light concealable vests designed for use with the DiamondliteTM concealable plates. Used together, this combination protects Law Enforcement Officers from AK47 7.62 x 39mm Steel Penetrator Bullets and other lesser threats.

         PACA's wholesale prices for its concealable vests range from approximately $150 to approximately $375. Point Blank's wholesale prices for its concealable vests range from approximately $215 to $540, and Zunblindage prices range from $300 to $500. The Armor Group expects to continue these price levels.

         Tactical vests are designed to give all-around protection and more coverage around the neck, shoulders and kidneys than concealable vests. These vests contain pockets to incorporate small panels constructed from, for example, hard composite materials and high-alumina ceramic tiles, all of which provide additional protection against hi power rifle fire. Tactical vests come in a variety of styles, including tactical assault vests, high-coverage armor, and flak jackets, each of which is manufactured to protect against varying degrees of ballistic threats. The DiamondliteTM series of plates also includes a tactical plate made from novel composite materials. Specifically, Diamondlite
(TM) tactical plates are made from DIMOX-HTTM composite armor, a high performance ceramic matrix composite manufactured by the Armor Group's Lanxide Armor Products subsidiary. The DiamondliteTM Tactical Plate is only 1/2" thick and weighs under six pounds, far less than the commonly used alternatiave plates which weigh 8-10 pounds. According to NIJ body armor Standards, the tactical plate is certified as Level IV when used in conjunction with a Level IIIA vest. PACA's wholesale prices of these products range from approximately $370 to approximately $1200. Point Blank's wholesale prices for its tactical garments ranged from approximately $500 to $1350, and Zunblindage prices range from $700-$1,400. The Armor Group expects to continue these price levels.

         The Armor Group's other body-armor products include a tactical police jacket, military field jacket, executive vests, NATO-style vests, fragmentation vests and attack vests. Bomb and fragmentation vests and pants are designed to specifications in U.S. government contracts to offer protection against materials and velocities associated with the fragmentation of explosive devices such as grenades and artillery shells. PACA was awarded a prestigious contract from the U.S. Army Soldier Systems Command for the design and development of a technologically advanced Countermine suit. In general, concealable vests sold to law enforcement agencies and distributors are designed to resist bullets from handguns. Bomb gear utilizes a variety of designs and materials and patterns slightly different from bullet-resistant vests. The Armor Group also manufactures a variety of accessories for use with its body armor products.

         Potential Product Liability. The products manufactured or distributed by the Armor Group, e.g., bullet-resistant vests, are used in situations which could result in serious personal injuries or death, as a potential result of the failure such products, or otherwise. The Armor Group maintains product liability insurance for both PACA and Point Blank in the amount of $20,000,000 each per occurrence, and $22,000,000 in the aggregate less a deductible of $5,000 for each company. Zunblindage maintains product liability insurance in the amount of $2,000,000 each occurrence. There is no assurance that these amounts would be sufficient to cover the payment of any potential claim. In addition, there is no assurance that this or any other insurance coverage will continue to be available or, if available, that PACA, Point Blank and Zunblindage would be able to obtain it at a reasonable cost. Any substantial uninsured loss would have to be paid out of the Armor Group's assets, as applicable, and may have a material adverse effect on the Company's financial condition and results of operations on a consolidated basis. In addition, the inability to obtain product liability coverage would prohibit PACA, Point Blank or Zunblindage as applicable, from bidding for orders from certain governmental customers, because many governmental agencies require such coverage, and any such inability to bid would have a material adverse effect on the Company's financial condition and results of operations on a consolidated basis.

         Raw Materials and Manufacturing. The Armor Group manufactures substantially all of their respective bullet-, bomb- and projectile-resistant garments and other ballistic-protection devices. The primary raw material used by the Armor Group in 55% of its manufacturing of ballistic-resistant garments is Kevlar(TM), a patented product of E.I. Du Pont de Nemours & Co. Spectrashield(TM), GoldFlexTM, and SpectraFibre(TM), which are patented products of Allied Signal are used in approximately 45% of all vests. GoldFlexTM represents the latest in ballistic technology from Allied Signal. Utilizing Allied Signal's patented, non-woven Shield technology, GoldFlexTM is softer and thinner than traditional ballistic materials while offering the maximum in multi-hit and angled shot protective capabilities. The Armor Group purchases cloth woven from these materials from three independent weaving companies. The woven fabric is placed on tables, layered over patterns for a particular component of a garment (for example, the front or back of a vest), cut using computerized cutting machines and electric knives, and then they are stitched together. The Armor Group utilizes several hundred patterns based upon size, shape and style (depending upon whether the garment is a bullet-, bomb- or fragmentation-resistant garment). KevlarTM, GoldFlexTM SpectrashieldTM, SpectraFibreTM and Twaron differ in their pliability, strength and cost, such that the materials are combined to suit a particular application. In the opinion of management, the Armor Group enjoys a good relationship with its suppliers of KevlarTM, SpectrashieldTM and SpectraFibreTM.

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

         Customers. The Armor Group's products are sold to United States law enforcement agencies and the military and internationally to governments and distributors. Sales to domestic law enforcement agencies, security and intelligence agencies, police departments, federal and state correctional facilities, highway patrols and sheriffs' departments accounted for 42% and 44%, respectively, of the Armor Group's revenues in each of the years ended December 31, 1997 and 1996. One customer, the New York City Police Department, accounted for approximately 5% and 4% of PACA's sales for the years ended December 31, 1997 and 1996, respectively. Besides domestic customers, Point Blank also has international customers which accounted for 17% and 20% of Point Blank's sales for the years ended December 31, 1997 and 1996 respectively. One major international customer, Egypt, accounted for 12% of Point Blank's sales for the year ended December 31, 1996. The loss of any one customer would not be expected to have a significant impact on the Armor Group's continuing financial results, due to the Armor Group's constant submission of bids for new contracts. Sales to the United States armed forces directly or as a subcontractor accounted for 8% and 5% of revenues for the years ended December 31, 1997 and 1996, respectively.

         Substantially all sales by the Armor Group to the armed services and other federal agencies are made pursuant to standard purchasing contracts between PACA or Point Blank and the General Services Administration of the Federal Government, commonly referred to as a "GSA Contract". The Armor Group also responds to invitations by military branches and government agencies to bid for particular orders. GSA contracts accounted for approximately 28% of the Armor Group's sales for the year ended December 31, 1997 and 1996 .

         PACA and Point Blank, as GSA Contract vendors, are obligated to make all sales pursuant to such contract at its lowest unit price. PACA's current GSA Contract expires July 31, 2001, while Point Blank's GSA Contract is from July 31, 1997 through July 31, 2001.

         During the years ended  December  31, 1997 and 1996,  commercial  sales
(i.e.,  sales  to   non-governmental   entities)  accounted  for  50%  and  49%,
respectively, of Armor Group's revenues.

         Marketing and Distribution. The Armor Group employs 10 customer support representatives, 3 regional sales managers and 40 independent sales representatives who are paid solely on a commission basis. These personnel are responsible for marketing the Armor Group's products to law enforcement agencies in the United States. These individuals often call upon personnel within these agencies who are responsible for making purchasing decisions in order to provide information concerning the Armor Group's products. Sales are made primarily through independent local distributors. However, in areas in which there are no suitable distributors, the Armor Group will fill orders directly.

         Substantially all of the Armor Group's advertising is directed toward law enforcement agencies in the form of catalogs, trade magazines and trade shows. The Armor Group advertises its products primarily in law enforcement trade magazines and at trade shows. During the years ended December 31, 1997 and 1996, advertising expenditures were $697,000 and $363,000, respectively.

         Government and Industry Regulations and Standards. Bullet- and bomb-resistant garments and accessories manufactured and sold by the Armor Group are not currently the subject of government regulations. However, law enforcement agencies and the military publish invitations for bidding which specify certain standards of performance the bidders' products must meet. The National Institute of Justice, under the auspices of the United States Department of Justice, has issued a revised voluntary ballistic standard (NIJ0101.03) for bullet-resistant vests of several categories. The Armor Group regularly submits its vests to independent laboratories for ballistic testing under this voluntary ballistic standard and all of its products have, at the time of manufacture, met or exceeded such standards in their respective categories.

         In addition, bullet-resistant garments and hard-armor inserts are regularly submitted by the Armor Group for rating by independent laboratories in accordance with a test commonly referred to as V50. This test involves exposing the tested item to blasts of fragments of increasing velocity until 50% of the fragments penetrate the materials. The tested item is then given a velocity rating which may be used by prospective purchasers in assessing the suitability of the Armor Group's products for a particular application. In addition, PACA , Point Blank and Zunblindage perform similar tests internally.

         Competition. The ballistic-resistant garment business is highly competitive and the number of United States manufacturers is estimated to be less than 20. Management is not aware of published reports concerning the market, and most companies are privately held. Nevertheless, the Armor Group believes, based upon its experience in the industry that the largest manufacturer was Old Point Blank prior to its filing for Liquidation under Chapter 7 of the United States Bankruptcy Code. The Armor Group is the largest manufacturer of ballistic-resistant garments in the United States. In the future, the Company may face other and unknown competitors, some of whom may have substantially greater financial, marketing and other resources than the Company.

         The Armor Group believes that the principal elements of competition in the sale of ballistic-resistant garments are its innovative design, price and quality. In dealings with law enforcement agencies and the military, PACA, Point Blank, and Zunblindage bid for orders in response to invitations for bidding which set forth specifications for product performance. The Armor Group believes its products are competitive as to both price and quality with the products of its competitors having similar ballistic capabilities.The Armor Group has the ability to remain competitive in pricing is due to its relatively lower labor and production costs. In addition, the Company believes that the Armor Group enjoys a favorable reputation in the industry with over 20 years of supplying federal, state and municipal governments and agencies. These factors, combined with the financial resources made available to the Armor Group by the Company, which are expected to continue will reduce interest expenses, improve production efficiencies and capacity, control purchasing costs and permit the Armor Group to, viably compete.

         The Armor Group's Backlog. As of December 31, 1997, the Armor Group had a backlog of approximately $4,500,000, as compared to $2,400,000 as of December 31, 1996. Backlog at any one date is not a reliable indicator of future sales or sales trends.

         In addition to the backlog, which represents orders believed to be firm, from time to time the Armor Group receives contract awards for municipal orders which may be placed over an extended period of time. The actual dollar amount of products to be delivered pursuant to this and similar contracts cannot be accurately predicted and is generally excluded from reported backlog.

         Employees. As of December 31, 1997, there were two officers of the Armor Group, 15 persons employed in supervisory capacities, 249 employed for manufacturing, shipping and warehousing, and 24 are office personnel. All of Armor Group's employees are employed full time. In the opinion of management, the Armor Group enjoys good relationships with its employees.

NDL PRODUCTS, INC.

         On December 20, 1994, the Company, through a wholly-owned subsidiary, acquired the NDL Assets for a cash payment of $3,080,000, and renamed the acquiring subsidiary "NDL Products, Inc." NDL is engaged in business as a manufacturer and distributor of specialized protective athletic equipment and apparel.

         NDL's protective sports apparel and fitness products and related items are sold under the brand names NDL(TM), Grid(TM), Bioflex by NDL(TM), Dr. Bone Savers(TM), Hitman(TM) and Flex Aid(TM). NDL has hired new executives for sales and marketing, production, and new product research and development. NDL has moved its corporate, manufacturing and warehouse operations into a single building in Oakland Park, Florida. See "Properties - NDL/Point Blank/OPI Facility."

         NDL's Marketing and Distribution. NDL employs 5 sales executives who are responsible for sales throughout the United States, Western Europe, Asia, the Middle East and Latin America, and who supervise 30 independent sales representatives who are paid solely on a commission basis. These representatives solicit customers, who are generally major retailers and distributors. NDL also sells to local distributors and has a telemarketing staff of 5. NDL added a marketing director who is currently evaluating and developing marketing and sales strategies.

         NDL's Potential Products Liability. Some of the products manufactured or distributed by NDL are used in situations where serious personal injuries could occur, whether on account of the failure of NDL's products or otherwise. NDL maintains product liability insurance in the amount of $20,000,000 per occurrence and $22,000,000 in the aggregate, including legal fees, subject to a $5,000 deductible. There can be no assurance that these amounts would be sufficient to cover payment of potential claims, and there can be no assurance that this or any other insurance coverage would continue to be available, or if available, that NDL would be able to obtain it at reasonable cost. Any substantial uninsured loss would have to be paid out of NDL's assets and could have a material adverse effect on the Company's financial condition and results of operations.

         Backlog. As of December 31, 1997, NDL's backlog was approximately $550,000. Backlog at any one date is not a reliable indicator of future sales or sales trends.

         Employees. As of December 31, 1997, there was one officer of NDL Products, Inc., 6 persons employed in supervisory capacities, 47 employed for manufacturing, shipping and warehousing, and 12 are office personnel. All of NDL's employees are employed full time. In the opinion of management, NDL enjoys good relationships with its employees.

ORTHOPEDIC PRODUCTS, INC.

         In March 1996, the Company exchanged a total of 270,000 shares of its common stock with a value of approximately $579,000 to acquire 100% of the common stock of Orthopedic Products, Inc, a Florida corporation. This transaction was accounted for as a purchase method of accounting. In August 1996, the Company commenced a lawsuit against the former shareholders of OPI and as a result 38,625 shares of the Company's common stock were returned and retired. An additional 6,625 shares will be returned in 1998. OPI is engaged in the manufacture and sale of orthopedic products, and the distribution and sale of general medical supplies to orthopedists, orthopedic clinics, hospitals, sports medicine centers and orthopedic medical practices.

         OPI's Marketing and Distribution. OPI employs 2 sales executives who supervise 3 telemarketers. OPI's products are sold directly to the medical industry, including hospitals, sports medicine centers and medical practices. OPI's has begun to broaden their sales to a national level over the next year.

         OPI's Potential Products Liability. Some of the products manufactured or distributed by OPI are used in situations where serious person injuries could occur, whether on account of the failure of OPI's products or otherwise OPI maintains product liability insurance in the amount of $20,000,000 per occurrence, and $22,000,000 in the aggregate, including legal fees, subject to a $5,000 deductible.

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

         Backlog. As of December 31, 1997, OPI had a backlog of approximately $250,000. Backlog at any one date is not a reliable indicator of future sales or sales trends.

         Employees. As of December 31, 1997, OPI had four people employed in supervisory capacities, 28 employed for manufacturing, shipping and warehousing, and 3 office personnel. All of OPI's employees are employed full time. In the opinion of management, OPI enjoys good relationships with its employees.

         Segment Information: As described in detail above, the Company operates in two principal segments: Ballistic-resistant equipment and Protective athletic/medical equipment. The Company designs, manufacturers and markets products in both segments as described above. Financial information on the Company's business segments was as follows:

                                                                            1997              1996
                                                                        ------------      ------------
Net Sales:
         Ballistic-resistant equipment ............................     $ 26,805,471      $ 18,358,614
         Protective athletic & medical equipment ..................        7,094,808         5,909,238
                                                                        ------------      ------------
                                                                          33,900,279        24,267,852
            Less inter-segment sales ..............................         (628,672)         (889,154)
                                                                        ------------      ------------
                  Consolidated Net Sales ..........................       33,271,607        23,378,698
                                                                        ============      ============

Income from Operations
         Ballistic-resistant equipment ............................     $  2,626,563      $   (728,388)
         Protective athletic & medical equipment ..................          415,231        (2,449,120)
                                                                        ------------      ------------
                                                                           3,041,794        (3,177,508)
         Corporate and Other (1) ..................................       (1,104,396)       (1,140,497)
                                                                        ------------      ------------
                  Consolidated Operating Income ...................     $  1,937,398      $ (4,318,005)
                                                                        ============      ============

Identifiable Assets (2)
         Ballistic-resistant equipment ............................     $ 17,572,698      $ 10,648,863
         Protective athletic & medical equipment ..................        6,322,150         4,204,341
                                                                        ------------      ------------
                                                                          23,894,484        14,853,204
         Corporate and Other ......................................        3,779,781         3,549,941
                                                                        ------------      ------------
                  Consolidated Net Assets .........................     $ 27,674,629      $ 18,403,145
                                                                        ============      ============

         (1)      Corporate   and   Other   includes   corporate   general   and
                  administrative   expenses,   net   interest   expense,   other
                  non-operating income and expense, and income taxes.

         (2) Corporate assets are principally cash, marketable securities, deferred charges and assets held for disposition.

Item 2.  PROPERTIES

         Corporate Headquarters. On January 17, 1996, the Company purchased a one-story building on a two-acre lot at 11 Old Westbury Road, Old Westbury, New York, and relocated its corporate headquarters to that site on or about January 19, 1996.

         PACA. PACA leases 23,400 square feet of office, manufacturing and warehouse space at 148 Cedar Place, Norris, Tennessee from Leonard Rosen, President of PACA, at a present annual rental of $43,200, plus real estate taxes of approximately $4,800 annually. The space is occupied pursuant to a five-year lease which expired October 31, 1997, with an option to acquire the property for $500,000. The Company is continuing to lease this space on a month to month basis. In the opinion of management, PACA's facilities are adequate for its current needs and for its needs in the foreseeable future. Management believes that the terms of the lease are at the current market price that would be obtained from an unrelated party.

         NDL/Point Blank/OPI Facility. NDL Products leases a 67,000 square foot office and warehouse facility (the "Oakland Park Facility") located at 4031 N.E. 12th Terrace, Oakland Park, Florida 33334 from V.A.E. Enterprises ("V.A.E."), a partnership controlled by Mrs. Terry Brooks, wife of Mr. David H. Brooks, and beneficially owned by Mr. and Mrs. Brooks' minor children. V.A.E. purchased the Oakland Park facility as of January 1, 1995. Point Blank and OPI entered into a net-net lease for a portion of the space in the Oakland Park facility. Annual aggregate base rental is $480,000 and is scheduled to increase by 4% per year. NDL Products, Point Blank, and OPI, as lessees, are responsible for all real estate taxes and other operating and capital expenses. Management believes that the terms of the lease are at the current market price that would be obtained from an unrelated party. In April 1997, the Company entered a one year lease for a 60,000 square foot warehouse adjacent to the Oakland Park, Florida facility with an annual rental of approximately $210,000 and an option to extend the lease for four years. This warehouse is located at 1201 NE 38th Street Oakland Park, Florida.

         Zunblindage Facility. Zunblindage leases a 5,700 square foot office and warehouse facility located at Rue Leon Frederiq, 14, 4020 Liege, Belgium and a 1,800 square foot store located at Passage Lemonnier, 84000 Liege, Belgium. These space are occupied pursuant to a nine year lease with annual rentals of approximately, $42,000.


Item 3.  PENDING LITIGATION

         Renaissance Financial Securities Corp. ("Renaissance") filed an action against the Company and David H. Brooks in the United States District Court for the Southern District of New York in connection with the breach of a consulting agreement pursuant to which Renaissance was to provide certain services to the Company. Renaissance seeks, among other things, compensatory damages of not less than $2,500,000, punitive damages of not less than $500,000 or in the alternative, Renaissance seeks to executie certain stock purchase warrants. The Company filed an Answer and Counter-Claim and intends to vigorously defend the claim and to pursue its Counter-Claims.

         In June 1996, the Company commenced a lawsuit against the former president of NDL, Mr. Barry Finn, for breach of his employment agreement. On December 13, 1996 , Mr. Finn filed a counterclaim against the Company asserting Breach of Contract. The Company intends to vigorously pursue its claim and vigorously defend Mr. Finn's counterclaim.

         The Company is party to other litigation matters and claims which are normal in the course of its operations, and while the results of the litigation and claims cannot be predicted with certainty, management believes, based on advice of counsel, the final outcome of such matters will not have a materially adverse effect on the consolidated financial position.

Item 4. Submission of Matters to a Vote of Security Holders. An Annual Meeting of Shareholders was held on December 30, 1997. The only matter to be voted on was the election of directors. The following people were elected directors:
David H. Brooks, Mary Kreidell, Gary Nadelman, and Morton Cohen.


                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         The Common Stock of the Company has been traded on the over-the-counter market ("OTC Bulletin Board") since September 22, 1993. Prior thereto, there was no public market for the Company's securities. The bid prices set forth below represent quotations by brokers making a market in the Company's Common Stock, have been adjusted to reflect a 50% Stock Dividend declared June 1, 1996, and do not include retail mark-ups, mark-downs or commissions, and may not necessarily reflect actual transactions. Commencing on June 8, 1994, the Company was listed on the Boston Stock Exchange and traded under the symbol "DHB."

                                                       Low              High
1996:       1st Quarter                                2.00             2.75
            2nd Quarter                                2.67             6.67
            3rd Quarter                                5.00            10.00
            4th Quarter                                3.00             5.88

1997:       1st Quarter                                1.75             3.00
            2nd Quarter                                1.75             4.25
            3rd Quarter                                3.31             6.00
            4th Quarter                                3.25            4.375
1998:       1st Quarter                                3.88             4.75
            (through  March 20,
            1998)

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

         The number of holders of record of the Company's Common Stock on March 20, 1998, was 146; however, the number of holders of record includes several brokers and depositories for the accounts of their customers. The Company estimates that shares of Common Stock are held by approximately 1,600 beneficial owners.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The following analysis of the Company's financial condition and results of operations should be read in conjunction with the financial statements, including the notes thereto, contained elsewhere in this document.

General

         The Company is a holding company which conducts its business through wholly-owned subsidiaries organized in two divisions. The Armor Group through which develops, manufactures and distributes bullet- and projectile-resistant garments, and DHB Sports Group which engages in the manufacture and distribution of protective athletic equipment and apparel and the manufacture of orthopedic products and is a distributor of general medical supplies. The Armor Group's products are sold both nationally and internationally. Sales are directed primarily to law enforcement agencies and military services. Sales to domestic law enforcement agencies, including government, security and intelligence agencies, police departments, federal and state correctional facilities, highway patrol and Sheriffs' departments, comprise the largest portion of the Armor Group's business. Accordingly, any substantial reduction in governmental spending or change in emphasis in defense and law enforcement programs could have a material adverse effect on the Armor Group's business. The Company also owns a minority interest in several other companies, some privately held and some publicly held, including the pharmaceutical business, health care, telecommunications, and electronics. The management of the Company is engaged in the review of potential acquisitions and in providing management assistance to the Company's operating subsidiaries.

         The Company commenced operations in November 1992 by acquiring the outstanding common stock of PACA, a manufacturer and distributor of bullet-proof garments and accessories. From the acquisition of PACA through December 20, 1994, PACA was the Company's only source of revenue from operations. Thereafter, the Company purchased a business each year and thus to date, NDL, Point Blank, OPI and Zunblindage are also sources of revenue from operations.

         The discussion that follows must be read in conjunction with the financial statements, including the notes thereto.

Results of Operations

         Year Ended December 31, 1997, compared to year ended December 31, 1996. Consolidated net sales of the Company for the year ended December 31, 1997 increased by $9,892,909 to approximately $33,271,607. This increase was primarily due to the increased sales volume for Point Blank, PACA, and NDL. Gross profit in 1997 increased $6,766,725 to $11,117,682. The Company's gross profit percentage increased from 19% in 1996 to 33% in 1997. This increase was the result of improved production efficiencies, as well as, increased sales volume. The Company had a consolidated net income of approximately $1,541,000 for 1997 as compared to a consolidated net loss of approximately $4,866,000 for 1996.

         The Company had net income for the year ended December 31, 1997 of $1,540,809 as compared to a net loss of $4,865,872 for the year ended December 31, 1996. This turn around was due to the successful implementation of the Company's strategic plan put in place in late 1996.

         During the last quarter of 1996, the Company instituted major changes at their Florida facility which houses Point Blank, NDL and OPI. New management was put in place in October 1996 including a new production manager. Pricing was reviewed and better controls where put into place to yield higher profit margins.

         The Company's selling, general and administrative expenses ("S,G&A expenses") for 1997 increased to $9,641,655 from $8,668,950 in 1996. As a percentage of net sales, the S,G & A expenses were 28% in 1997 compared to 37% in 1996. This increase of approximately $1.5 million was due mainly to increased selling costs including sales commissions, show expenses and increase advertising and travel expenses associated with sales.

         In 1997, the Company continued aggressive measures to regain its market share by increasing its marketing efforts. This amounted to 8% of the S,G&A expenses for 1996 as compared 20 % of the S,G&A expenses for 1997.

         Interest expense, net of interest income, for 1997 increased to $339,754 from $327,347 in 1996 due to a decline of interest income on the Company's cash balances.

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

         During the last quarter of 1996, the Company instituted major changes at their Florida facility which houses Point Blank, NDL and OPI. New management was put in place in October 1996 including a new production manager. Pricing was reviewed and controls put in place to yield better profit margins and better material usage. The new management instituted a policy regarding the capitalization of salesmen samples after finding that the returned samples were normally reissued to other salesmen and seldomly sold for their recorded value. Therefore, the decision was made to write these salesman samples off in 1996 resulting in a $292,000 charge to income. Additionally, the Company changed it policies regarding the percentage of inventory to reserve for future slow moving inventory, which resulted in a charge of approximately $700,000 against income in 1996.

         The Company's selling, general and administrative expenses ("S,G&A expenses") for 1996 increased to $8,668,950 from $5,140,399 in 1995. As a percentage of net sales the S,G & A expenses were 37% in 1996 compared to 35% in 1995. In 1996 the Company wrote off a loan-receivable of approximately $52,000 which was made to an individual relating to the acquisition of Media. All attempts to collect the debt were unsuccessful, and therefore, the loan was written off. In connection with the major changes instituted above the Company incurred some non-recurring consulting and management fees during the year ended 1996 for approximately $250,000. Included in rent expense for 1996 was a one time buy-out of OPI's lease for its former location of $80,000. Additionally, the Company increased accounts receivable allowance which resulted in a $233,320 increase in S,G,&A expenses.

         In 1996 the Company aggressively sought to regain its market share by increasing its marketing efforts. This amounted to 8% of the S,G&A expenses for 1996 as compared 4 % of the S,G&A expenses for 1995. The Company also incurred additional research and development to launch an new product line which increased S,G&A expenses $150,000 over 1995's levels.

         The Company incurred additional legal and professional fees for the year ended 1996 relating to the purchase of OPI and a proposed merger which was terminated. Additionally, the Company commenced a lawsuit against the former shareholders of OPI. Legal fees increased over $50,000 in 1996 compared to 1995.

         Interest expense, net of interest income, for 1996 increased to $327,347 from $303,615 in 1995 due to a decline of interest income on the Company's cash balances

         At the end of Fiscal 1996, Management of the Company analyzed its current operations to examine the most effective/profitable ways to direct its future efforts. This resulted in the decision to put on hold, for an indefinite period, the pursuit of ID's patents and technology and the film library of DHB Media. These write-downs resulted in a loss on the "Net write-down of Investment in Subsidiaries" for the year ended December 31, 1996 of approximately $530,000. Also included in other income (expense) is a $1,000,000 write-off of two of the Company's long term investments. The Company's entire $500,000 investment in Solid Manufacturing was written off as a result of their filing for bankruptcy. The Company recorded a valuation allowance for the full value of their $500,000 investment in Pinnacle Diagnostic as a result of Pinnacles' insolvency. The Company had a net realized gain of $381,337 and an unrealized gain of $69,168 for the year ended December 31, 1996 as compared to a $675,743 realized gain and a $347,481 unrealized gain for the year ended December 31, 1995

Liquidity and Capital Resources.

         The Company's primary capital requirements over the next twelve months are to assist PACA, Point Blank, NDL, OPI, Zunblindage and two newly acquired companies, LAP and LEC, in financing their working capital requirements, and to fund any possible acquisitions. PACA, Point Blank, and NDL sell the majority of their products on 60 - 90 day terms, and OPI sells the majority of its products on 30-60 day terms. Working capital is needed to finance the receivables, manufacturing process and inventory. Working capital at December 31, 1997 was $13,621,014 compared to $8,900,398 at December 31, 1996 and its ratio of current assets to current liabilities was 2.59:1 and 2.88:1, respectively, on such dates.

         Cash, cash equivalents and marketable securities totaled $2,586,690 at December 31, 1997 compared to $2,591,682 at December 31, 1996. Although the total of cash, cash equivalents and marketable securities remained almost constant, the cash generated by the net income for the year ended December 31, 1997 was utilized to repurchase of the Company's common stock in the open market which amounted to approximately $2,145,000 for the year ended December 31, 1997. Since the year end, the Company has repurchased and retired an additional 604,595 shares of its common stock in the open market for approximately $2,384,000. At the present time, it has a loan of $2,675,000 from the Bank of New York coming due in May 1998, bearing interest at 6.625% per year. This is a $1,275,000 increase over last year's line of credit. There is no assurance that the Company will be able to roll over such loans as they become due. The Company expects to renew this loan, at prevailing interest rates, when it becomes due.

         The Company's principal commitments at December 31, 1997 consisted of obligations under their operating leases for its facilities.

         The Company's capital expenditures for 1997 were $801,150 as compared to $1,123,739 for 1996. The Company purchased OPI in March 1996 and Zunblindage in February 1997 by issuing stock in lieu of a cash payment.

                 Special Note Regarding Forward-Looking Statements

This Annual Report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this document, the words "anticipate,", "believe," "estimate", "expect", "going forward", and the similar expressions, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.

Item 7. Financial Statements: See Index to Consolidated Financial Statements Appearing in the Consolidated Financial Statement Annexed Hereto.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

On January 23, 1998, the firm of Paritz and Company P.A. was engaged as the Company's principal certifying accountant, replacing Capraro, Centofranchi, Kramer & Co., P.C. who resigned December 9, 1997.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The Directors serve for a term of one year following their election at the Annual Meeting of Shareholders, and until their successors have been elected and qualified. The officers serve at the discretion of the Board of Directors.

Directors and Executive Officers

         David H. Brooks, age 43, has served as Chairman of the Board and Chief Executive Officer of the Company since its inception in 1992. Mr. Brooks has been the Chairman of the Board, President and a Director of Brooks Industries of L.I., Inc. ("Brooks Industries"), since October 1988, a New York corporation of which he is the sole shareholder and through which he makes investments. Brooks Industries engages in the venture capital business and in securities trading.
Mr. Brooks received a bachelor of science degree in accounting from New York University in 1976. Since that time he has been engaged principally as an investor for his own account.

         Mary Kreidell, age 44, has served as Treasurer, Secretary, and a Director of the Company since its inception. Mrs. Kreidell became a Certified Public Accountant in 1991. She worked for Israeloff, Trattner & Co. CPA'S, P.C., a certified public accounting firm, for four years prior thereto.

         Leonard Rosen, age 60, is a founder of PACA and has served as its President since its inception in 1975. He is actively involved in all facets of PACA's operations, from production to sales. Mr. Rosen has experience in the apparel industry for over 35 years. He worked closely in the research and development of ballistic-resistant soft body armor and helmets with the Federal Government, including serving as a charter member of the committee that conceived the National Institute of Justice "0l" Standard for ballistic body armor.

         Sandra Hatfield, age 44, has been President of Point Blank since October 1996. For more than 5 years prior thereto, she was the Vice President of Production at PACA.

         Joseph Giaquinto, age 34, has been President of NDL's Flex Aid division since March, 1995. For more than 7 years prior thereto, he was a Vice President of Sales for Tru-Fit Marketing, of Boston, Massachusetts.

         Gary Nadelman, age 46, has been the president of Synari, Inc., of New York, NY, a privately held manufacturer and distributor of women's sportswear and other apparel, for more than 5 years. Mr. Nadelman has been a director of the Company since 1995.

         Morton A. Cohen, age 62, has over ten years experience in venture capital and over twenty-five years experience in the public securities industry, both as a securities analyst and a investment banker. Also, he has successfully managed several emerging growth companies. Mr. Cohen has been Chairman, President and Chief Executive Officer of Clarion Capital Corp. since 1982. Mr. Cohen served as Governor of the Montreal Stock Exchange, is a Chartered Financial Analyst and holder of a M.B.A. from the Wharton School of Business of the University of Pennsylvania. Mr. Cohen was a member of the Small Business Investment Advisory of Small Business Investment Companies and is a member of the Small Business Investment Advisory Council. He is the Chairman of Monitek Technologies, Inc. (NASDAQ), Chairman of Cohesant Technologies (NASDAQ) and Director of Gothic Energy (NASDAQ) and a director of Zemex Corp (NYSE). Mr. Cohen has been a director of the Company since 1996.

         Robert Beckel, age 48, has had an active consulting practice advising corporations, trade associations and labor unions on communication strategy, consensus-building and public policy for the last twelve years. He is one of Washington's leading political analysts, the on-air American political analyst for Britian's Independent Television Network. He also is the co-host of CNN's Crossfire Sunday and a political analyst for CBS's This Morning Show. Mr. Beckel became a director in January 1998.

         Because of the relatively small size of the Company, the loss of a senior executive may have a materially adverse effect upon the Company until a suitable replacement can be found.

Item 10.  Executive Compensation.

         Summary Compensation Table. The following table sets forth certain summary information regarding the compensation of the Company's Chief Executive Officer and each of its other executive officers whose total salary and bonus for the year ended December 31, 1997 and 1996, exceeded $100,000:

                                                                                                            Long-term
                                                                                                          Compenstation
                                                                       Annual Compensation                     Awards
                                                             -----------------------------------------   ---------------
                                                                                                             Securities
                                                                                          Other Annual       underlying
        Name and Principal Position         Year             Salary(1)       Bonus        Compensation    Options/SAR's(4)
        ---------------------------         ----             ---------       -----        ------------    ----------------

        David Brooks,(2)
        Chairman, CEO                       1997              191,917
                                            1996              191,667

        Mary Kreidell                       1997              100,000          0                0                  0
        Chief Financial Officer             1996               80,424

        Sandra Hatfield                     1997              100,330          0                0                  0
        President of Point Blank            1996               48,860

        Joseph Giaquinto                    1997
        President of Flex Aid               1996              100,000          0                0                  0
                                                              100,000


        Leonard Rosen,(3) President         1997              147,596          0                0                  0
        of PACA                             1996              135,000

---------
(1) Although certain officers receive certain perquisites, such as auto allowances and expense allowances, the value of such perquisites did not exceed the lesser of $50,000 or 10% of the respective officers' salary and bonus.

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

         Employment Agreements. Mr. Brooks, the CEO and Chairman of the Board of DHB Capital Group Inc. is employed pursuant to a five year employment agreement which was entered into April 1, 1996. Pursuant to the agreement Mr. Brooks receives an annual salary of $250,000 through April 1997 with annual increases of $25,000. The terms of Mr. Brooks' contract provides for 750,000 warrants per year exercisable at $2.33 for five years. As the Company has businesses in Florida and requires Mr. Brooks to spend considerable time there, this contract includes provisions for certain of his Florida living expenses.

         Mr. Rosen is employed pursuant to a five-year employment agreement with PACA which was entered into at the time the Company acquired PACA, i.e., November 6, 1992. Pursuant to the agreement, Mr. Rosen receives an annual base salary of $115,000 in 1993 with annual increases, plus certain fringe benefits. Mr. Rosen is currently employed under the same terms and conditions.

         Mr. Giaquinto, has a three year employment contract entered into in February 1995, providing for an annual base salary of $100,000 and options to purchase 49,500 shares of common stock at a price of $1.33 per share exercisable at the rate of not more than 16,500 shares per year.

         In 1997, the Company entered into an employment agreement with a salesman for DHB Armor Group, expiring in 2000 with an annual salary of $100,000 plus certain fringe benefits.

         Stock Options. In the years ended December 31, 1997 and 1996, the Company granted 750,000 stock warrants per year exercisable at $2.33 for five years to the CEO, David Brooks, in connection with his employment contract. The Board of Directors also granted during the year ended December 31, 1997, 50,000 warrants exercisable at $2.00 for three years to the president of Point Blank, Sandra Hatfield. No additional stock options, warrants or similar securities, rights or interests to any of the executive officers of the Company listed in the Summary Compensation Table above, and no options, warrants or similar securities, rights or interests were exercised by any such executive officers. In 1994, a warrant was issued to Mrs. Terry Brooks in exchange for loans by Mrs. Brooks and her pledging of certain assets to secure the Company's indebtedness to The Chase Manhattan Bank, N.A.

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of Common Stock and other equity securities of the Company.

         To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 1997, all
Section 16(a) filing requirements applicable to its officers, directors and greater-than-ten-percent beneficial owners were complied with.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth the beneficial ownership of the Company's Common Stock as of March 20, 1998, for (i) each person known by the Company to beneficially own more than five percent of the shares of outstanding Common Stock, (ii) each of the executive officers listed in the Summary Compensation Table in "Executive Compensation" and (iii) all of the Company's executive officers and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and investment and voting power are held by the persons named as the owners.

                                                               Number of Shares
         Name and Address                                    Beneficially Owned             Percent Owned(1)
         ----------------                                    ------------------             --------------
         David H. Brooks(3)                                     17,250,600(2)                     57%
         11 Old Westbury Road
         Old Westbury, New York 11568

         Jeffrey Brooks (3)                                      2,353,500                         8%
         44 Coconut Row
         Palm Beach, Florida 33480


         Mary Kreidell
         11 Old Westbury Rd
         Old Westbury, NY 11568                                     84,375 (4)                      *

         Leonard Rosen
         148 Cedar Place
         Norris, Tennessee                                         120,142 (5)                     *

         Sandra Hatfield
         4031 NE 12th Terrace
         Oakland Park, Fl 33334                                     50,000 (6)                     *

         Joseph Giaquinto
         4031 NE 12th Terrace
         Oakland Park, Fl 33334                                     66,000 (7)                     *

         Gary Nadelman
         11 Old Westbury Rd
         Old Westbury, NY 11568                                    235,000                         *

         Morton Cohen8
         11 Old Westbury Rd
         Old Westbury, NY 11568                                    450,000 (8)

         All officers and Directors as a group                  18,281,245 (9)                    60%(6)

* Less than one (1%) percent

1. Based upon 24,837,229 shares outstanding as of March 20, 1998 increased by the currently exercisable options and warrants of 5,424,600 shares of common stock held by directors and officers for an aggregate total of 30,261,829 shares. Currently exercisable options or warrants are those which are exercisable within 60 days after the filing of this Annual Report on Form 10-KSB.

2. Consists of 7,500,600 shares owned by Mr. Brooks and 4,500,000 owned by his wife as custodian for his minor children, and 3,750,000 shares which may be acquired by Mrs. Brooks upon exercise of a currently exercisable warrant to purchase such shares at a price per share of $1.33 and 1,500,000 shares which may be acquired by Mr. Brooks at $2.33 per share upon exercise of a currently exercisable warrant.

3. Messrs. Jeffrey Brooks and David H. Brooks are brothers. Each disclaims beneficial ownership of shares owned by the other.

4. Includes 75,000 shares acquirable under currently exercisable warrants awarded to Mrs. Kreidell.

5. Includes 75,000 shares acquirable under currently exercisable warrants awarded to Mr. Rosen; does not include 4,350 shares owned by Mr. Rosen's wife, as to which Mr. Rosen disclaims beneficial ownership.

6. Includes 50,000 shares acquirable under currently exercisable warrants awarded to Mrs. Hatfield.

7. Includes 49,500 shares acquirable under currently exercisable warrants awarded to Mr. Giaquinto

8. These shares are owned by Clarion Capital Corporation and Clarion Partners of which Morton Cohen is the director, President, CEO and Chairman.

9. Includes 5,424,600 currently exercisable warrants of common stock held by directors and officers.

Item 12.  CERTAIN  RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company obtained $1,140,000 from term loans Mr. Brooks and term loans from Mrs. Brooks for the cash payment required to carry out the acquisition of the assets used to start up NDL, and for working capital for NDL. Presently the outstanding balance of this loan is $550,000 expiring November 1999 bearing interest at 12% per year.. The interest paid on this loan to date is $218,877. Under a collateral agreement [third party] (the "Collateral Agreement") covering securities owned by Mr. David H. Brooks, Chairman of the Board of the Company, and Mrs. Terry Brooks, his wife, Mr. Brooks and Mrs. Brooks have pledged certain marketable securities to the Bank to fully secure the Bank Loan and other obligations of the Company to the Bank. In exchange for this, the Company has granted to Mrs. Brooks 5-year warrants to purchase 3,750,000 shares of Common Stock, at a price of $1.33 per share expiring in 1999. The warrants contain provisions for a one-time demand registration, and piggyback registration rights. Mr. David Brooks also lent $2,000,000 to the Company to provide the funds needed to purchase the Point Blank Assets; the outstanding balance on that loan is now $750,000 at 12% interest payable November 1998; the Company obtained funds to pay down the loan by liquidating certain investments at a profit. The Company has paid for the account of Mr. and Mrs. Brooks a total of $133,274 in interest on their loans to the Company. Mr. and Mrs. Brooks have also pledged personal assets to Bank of New York to secure the Company's debt to that bank. The Company entered into an employment agreement in April 1996 with Mr. Brooks, See - "Employment Agreements".

         NDL, Point Blank and OPI operate at a 67,000 square foot office and warehouse facility (the "Facility") located at 4031 N.E. 12th Terrace, Fort Lauderdale, Florida 33334, which it leases from V.A.E. Enterprises ("V.A.E."), a partnership controlled by Mrs. Brooks and beneficially owned by Mr. and Mrs. Brooks' minor children, which purchased the Facility on or about January 1, 1995. The lease is a 5-year net-net lease expiring in 2000; with annual base rental is $480,000 and is scheduled to increase by 4% per year. The Company, as lessee, is responsible for all real estate taxes and other operating and capital expenses.

         PACA leases 23,400 square feet of office, manufacturing and warehouse space at 148 Cedar Place, Norris, Tennessee from Leonard Rosen, President of PACA, at a present annual rental of $43,200, plus real estate taxes of approximately $4,800 annually. The space was occupied pursuant to a five-year lease which expired October 31, 1997, with an option to acquire the property for $500,000. The Company is currently leasing this space on a month to month basis. In the opinion of management, the rental is fair and reasonable and is approximately at the same rate that could be obtained from an unaffiliated lessor for property of similar type and location. In the opinion of management, PACA's facilities are adequate for its current needs and for its needs in the foreseeable future.

                    DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
                              FINANCIAL STATEMENTS






                                    CONTENTS




INDEPENDENT AUDITORS' REPORT


Consolidated Balance Sheets as of December 31, 1997 and 1996


Consolidated Statements of Operations for the years ended
         December 31, 1997 and 1996


Consolidated Statements of Stockholders' Equity for the years ended
         December 31, 1997 and 1996


Consolidated Statements of Cash Flows for the years ended December 31,
         1997 and 1996

Consolidated Notes to the Financial Statements

Schedule II Valuation and  Qualifying Accounts

INDEPENDENT AUDITORS' REPORT



The Board of Directors of
DHB Capital Group Inc.

We have audited the accompanying consolidated balance sheet of DHB Capital Group Inc. and Subsidiaries as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DHB Capital Group Inc. and Subsidiaries as of December 31, 1997 and the results of its operations and its cash flows for the year ended December 31, 1997 in conformity with generally accepted accounting principles.



/s/Paritz and Company P.A.
-------------------------
Paritz and Company P.A.
Hackensack, New Jersey
March 11, 1997

INDEPENDENT AUDITORS' REPORT


The Board of Directors of
DHB Capital Group Inc.

We have audited the accompanying consolidated balance sheet of DHB Capital Group Inc. and Subsidiaries as of December 31, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DHB Capital Group Inc. and Subsidiaries as of December 31, 1996 and the results of its operations and its cash flows for the year ended December 31,1996 in conformity with generally accepted accounting principles.



/s/Capraro, Centofranchi, and Kramer Co P.C.
--------------------------------------------
Capraro, Centofranchi, and Kramer Co P.C.
So. Huntington, NY
March 21, 1997

                             DHB CAPITAL GROUP INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                                           DECEMBER 31,
                                                                         1997            1996
                                                                     -----------     -----------
                               ASSETS
CURRENT ASSETS
   Cash and cash equivalents .....................................   $   882,884     $ 1,249,655
   Marketable securities .........................................     1,703,806       1,342,027
   Accounts receivable, less allowance for doubtful
         accounts of $353,320 and $303,320 .......................     6,285,181       3,499,535
   Inventories ...................................................    12,543,474       7,290,205
   Prepaid expenses and other current assets .....................       727,421         255,218
                                                                     -----------     -----------

                  Total Current Assets ...........................    22,142,766      13,636,640
                                                                     -----------     -----------

   PROPERTY AND EQUIPMENT, at cost, net of accumulated
         depreciation and amortization ...........................     2,374,085       1,834,777
                                                                     -----------     -----------

   OTHER ASSETS
     Intangible assets, net ......................................       588,017         214,213
     Investments in non-marketable securities ....................     1,688,750       2,316,750
     Deferred tax assets .........................................       455,300         819,300
     Deposits and other assets ...................................       425,711         338,739
                                                                     -----------     -----------

                  Total Other Assets .............................     3,157,778       3,689,002
                                                                     -----------     -----------

                  TOTAL ASSETS ...................................   $27,674,629     $19,160,419
                                                                     ===========     ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES
     Note payable - bank .........................................   $ 2,675,000     $ 1,400,000
     Current maturities of long term debt ........................        65,192          61,664
     Accounts payable ............................................     5,072,929       3,019,804
     Accrued expenses and other current liabilities ..............       708,631         254,774
                                                                     -----------     -----------

                  Total Current Liabilities ......................     8,521,752       4,736,242
                                                                     -----------     -----------

                             DHB CAPITAL GROUP INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEET
                                           DECEMBER 31,
                                                                         1997            1996
                                                                     -----------     -----------
  LONG TERM LIABILITIES
    Long term debt, net of current maturities ....................       111,258         144,091
    Notes Payable  shareholder  ..................................     1,300,000       1,300,000
                                                                     -----------     -----------

                  Total Long Term Debt ...........................     1,411,258       1,444,091
                                                                     -----------     -----------

                  Total Liabilities ..............................     9,933,010       6,180,333
                                                                     -----------     -----------

   COMMITMENTS AND CONTINGENCIES

   STOCKHOLDERS' EQUITY ..........................................    17,741,619      12,980,086
                                                                     -----------     -----------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....................   $27,674,629     $19,160,419
                                                                     ===========     ===========

                     See accompanying notes to financial statements.

                             DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                 FOR THE YEARS ENDED DECEMBER 31,

                                                                       1997             1996
                                                                  ------------      -----------
Net sales ...................................................     $ 33,271,607      $ 23,378,698

Cost of sales ...............................................       22,153,925        19,027,741
                                                                  ------------      ------------

      Gross Profit ..........................................       11,117,682         4,350,957

 Selling, general and administrative expenses ...............        9,641,655         8,668,950
                                                                  ------------      ------------

      Income(Loss) before other income (expense) ............        1,476,027        (4,317,993)
                                                                  ------------      ------------

Other Income (Expense)
      Interest expense, net of interest income ..............         (339,754)         (327,347)
      Other income ..........................................           51,599            24,350
      Write-down of net assets in Subsidiary ................             --            (529,578)
      Loss on holding of equity investments .................          372,000        (1,000,000)
      Realized gain on marketable securities ................          (72,175)          381,337
      Unrealized gain on marketable securities ..............          449,702            69,168
                                                                  ------------      ------------

               Total Other Income (Expense) .................          461,372        (1,382,070)
                                                                  ------------      ------------

      Income (loss) before income taxes (benefit) ...........        1,937,399        (5,700,063)

      Income taxes (benefit) ................................          396,509          (834,191)
                                                                  ------------      ------------

      Net Income (loss) .....................................     $  1,540,890      $ (4,865,872)
                                                                  ============      ============

      Earnings (loss) per common share
               Primary ......................................     $       0.06      ($      0.20)
                                                                  ============      ============
               Fully Diluted ................................     $       0.05      ($      0.20)
                                                                  ============      ============
      Weighted average number of common share outstanding:
               Primary ......................................       24,837,771        24,879,521
                                                                  ============      ============
               Fully Diluted ................................       28,053,959        24,879,521
                                                                  ============      ============

                         See accompanying notes to financial statements.

                                               DHB CAPITAL GROUP INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                           FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                 Number of                            Number of                       Additional
                                                 Preferred          Par               Common            Par            Paid-in
                                                   Shares          Value              Shares           Value            Capital
                                                   ------          -----              ------           -----            -------
Balance December 31, 1995 ...............           21,875      $        219        20,761,991      $     20,762      $ 12,123,470

Net Loss for the year ended Dec 31, 1996              --                --                --                --                --
Issuance of stock to purchase subsidiary              --                --             180,000               180           578,820
Stock issued to buy-out lease ...........             --                --               6,000                 6            79,994
Sale of common stock ....................             --                --           1,345,000             1,345         4,806,154
Conversion of preferred stock
into Common Stock .......................          (21,875)             (219)           43,750                44               175
Common Stock - 50% dividend .............             --                --             717,828               718              --
Preferred Dividend - Common Stock .......             --                --               7,939                 8              --
Fee for services regarding dividends ....             --                --                --                --              (5,000)
Stock issued for services ...............             --                --              83,500                83           372,417
                                                   -------      ----------          ----------      ------------      ------------
Balance December 31, 1996 ...............                0                0         23,146,008      $     23,146      $ 17,956,030


Net Income for the year ended 12-31-97 ..             --                --                --                --                --
Issuance of stock to purchase subsidiary              --                --             666,000               666           999,334
Stock issued to purchase lease ..........             --                --             144,200               144           209,856
Sale of common stock ....................             --                --           1,825,000             1,825         3,648,175
Stock issued for services ...............             --                --              13,500                13            67,487
Exercise of warrants ....................             --                --             100,000               100           149,900
Fee for services regarding stock issued .             --                --                --                --              (9,171)
Stock issued in settlement of a lawsuit .             --                --              75,000                75           149,925
Stock returned in settlement of a lawsuit             --                --             (38,625)              (38)          (73,596)
Effect of foreign currencytranslation ...             --                --                --                --                --
Purchase of treasury stock ..............             --                --            (583,859)             (584)       (2,144,833)
                                                   -------      ----------          ----------      ------------      ------------

Balance December 31, 1997 ...............                0               0          25,347,224      $     25,347      $ 20,953,107
                                                   =======      ==========        ============      ============      ============

                                                   Common
                                                   Stock            Foreign
                                                Subscription        Currency         Retained
                                                 Receivable         Translation       Earnings      Total
                                                 ----------         -----------       --------      -----
Balance December 31, 1995 ...............     $   (437,500)     $        0        $     95,017      $ 11,801,968

Net Loss for the year ended Dec 31, 1996              --                --        $ (4,865,872)     $ (4,865,872)
Issuance of stock to purchase subsidiary              --                --                --             579,000
Stock issued to buy-out lease ...........             --                --                --              80,000
Sale of common stock ....................          210,000              --                --           5,017,499
Conversion of preferred stock
into Common Stock .......................             --                --                --                --
Common Stock - 50% dividend .............             --                --                (718)             --
Preferred Dividend - Common Stock .......             --                --                 (17)               (9)
Fee for services regarding dividends ....             --                --                --              (5,000)
Stock issued for services ...............             --                --                --             372,500

                                              ------------      -----------       ------------      ------------
Balance December 31, 1996 ...............     $   (227,500)     $        0      $ (4,771,590)     $ 12,980,086

Net Income for the year ended 12-31-97 ..             --                --           1,540,890         1,540,890
Issuance of stock to purchase subsidiary              --                --                --           1,000,000
Stock issued to purchase lease ..........             --                --                --             210,000
Sale of common stock ....................          227,500              --                --           3,877,500
Stock issued for services ...............             --                --                --              67,500
Exercise of warrants ....................             --                --                --             150,000
Fee for services regarding stock issued .             --                --                --              (9,171)
Stock issued in settlement of a lawsuit .             --                --                --             150,000
Stock returned in settlement of a lawsuit             --                --                --             (73,634)
Effect of translation ...................             --              (6,135)             --              (6,135)
Purchase of treasury stock ..............             --                --                --          (2,145,417)
                                              ------------      ------------      ------------      ------------

Balance December 31, 1997 ...............                0            (6,135)     $ (3,230,700)     $ 17,741,619
                                              ============      ============      ============      ============

                           See accompanying notes to financial statements.

                               DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
                                       STATEMENTS OF CASH FLOWS
                                   FOR THE YEARS ENDED DECEMBER 31,

                                                                            1997             1996
                                                                        -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (loss) ..............................................     $ 1,540,890      $(4,865,872)

   Adjustments to reconcile net income to net
     cash  provided  by  operating activities:
          Depreciation and amortization ...........................         440,650          343,564
          Valuation allowances/reserves ...........................        (372,000)       2,462,898
          Stock issued for services ...............................          67,500          452,500
          Stock issued in settlement of a lawsuit .................         150,000             --
          Stock returned in settlement of a lawsuit ...............         (73,596)            --
          Stock issued to purchase a lease ........................         210,000             --
          Unrealized gain on transfer from investment
             in non-marketable securities to marketable securities         (598,900)            --
          Deferred income taxes ...................................         364,000         (843,000)
          Changes in assets and liabilities (Increase) Decrease in:
          Accounts receivable .....................................      (2,663,565)          86,716
          Marketable securities ...................................       1,237,121          487,829
          Inventories .............................................      (5,018,686)        (134,006)
          Prepaid expenses and other current assets ...............        (472,203)         (46,708)
          Deposits and other assets ...............................         (86,972)        (177,918)
          Increase (decrease) in:
          Accounts payable ........................................       2,013,134          172,114
          Accrued expenses and other current liabilities ..........         439,377          (57,304)
          State income taxes payable ..............................         (14,134)         (39,772)
                                                                        -----------      -----------
Net cash used by operating activities .............................      (2,837,384)      (2,158,959)
                                                                        -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
          Payments for purchase of assets of subsidiary,
             net of cash acquired .................................         134,356             --
          Payments made for property and equipment ................        (801,150)      (1,123,739)
                                                                        -----------      -----------
Net Cash (used) by investing activities ...........................        (666,794)      (1,123,739)
                                                                        -----------      -----------

                               DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
                                       STATEMENTS OF CASH FLOWS
                                   FOR THE YEARS ENDED DECEMBER 31,

                                                                            1997             1996
                                                                        -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
          Proceeds (Repayments) of note payable- bank .............       1,275,000       (1,150,000)
          Proceeds from issuance of long-term debt ................            --            243,573
          Repayments of note payable- shareholder .................            --           (590,000)
          Principal payments on long-term debt ....................         (45,657)         (37,818)
          Dividends Paid ..........................................            --             (7,656)
          Proceeds from the exercise of warrants - common stock ...         150,000             --
          Foreign Currency Translation ............................          (6,135)            --
          Purchase of treasury stock ..............................      (2,145,417)            --
          Net proceeds from sale of common stock ..................       3,909,616        5,599,146
                                                                        -----------      -----------
Net cash provided (used) by financing activities ..................       3,137,407        4,057,245
                                                                        -----------      -----------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS ...................        (366,771)         774,547

CASH AND CASH EQUIVALENTS - BEGINNING .............................       1,249,655          475,108
                                                                        -----------      -----------

CASH AND CASH EQUIVALENTS - END ...................................     $   882,884      $ 1,249,655
                                                                        ===========      ===========

                            See accompanying notes to financial statements

                             DHB CAPITAL GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

Note 1       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             Principles of consolidation

                  The consolidated  financial statements include the accounts of
            DHB Capital Group, Inc. and its subsidiaries ("DHB"), all of which are wholly-owned. DHB has two major divisions, DHB Armor Group and
            DHB Sports Group. DHB Armor Group consists of Protective Apparel Corporation (PACA), Point Blank Body Armor Inc. and Zunblindage S.A. DHB Sports Group consists of NDL Products Inc. (NDL) and Orthopedic Products Inc. (OPI). All material inter-company balances and transactions have been eliminated.

            Business description

                  DHB Armor Group develops, manufactures, and distributes bullet and projectile resistant garments, bullet resistant and fragmentation vests, bomb projectile blankets, and related ballistic accessories. DHB Sports Group manufactures and distributes specialized protective athletic apparel and equipment and orthopedic products.

            Uses of estimates in the preparation of financial statements

                  The  preparation  of financial  statements in conformity  with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during each reporting period. Actual results could differ from those estimates.

            Revenue recognition

                  Revenue  from  product  sales  is  recognized  at the time the product is shipped.

            Inventories

                  Inventories,  consisting of merchandise  purchased for resale, are valued at the lower of cost or market, determined on the first-in, first-out basis (replacement cost).

            Property, plant and equipment and depreciation

                  Property,  plant  and  equipment  are  stated  at cost.  Major additions, improvements, and renewals, which substantially increase the useful lives of assets, are capitalized. Maintenance, repairs, and minor renewals are expensed as incurred.

Note 1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

                  Depreciation  is provided  for both  financial  reporting  and income tax purposes using the straight-line and accelerated methods.

            Marketable/Non-Marketable Securities

                  Investments   in  marketable   securities  are  accounted  for
            according to the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). Management of DHB classified all its marketable securities as trading securities and, accordingly, unrealized gains and losses are reflected in earnings.

                  Non-marketable securities are valued at historical cost and if necessary, reduced by a valuation allowance to the net realizable value.

            Intangible assets

                  Intangible  assets are stated at cost and are  amortized  over their estimated useful lives (see Note 7).

            Income taxes

                  DHB and its domestic  subsidiaries file a consolidated Federal income tax return and separate state income tax returns.

                  DHB accounts for deferred income taxes in accordance with SFAS
            Statement No. 109 which requires that deferred tax assets and liabilities be recognized for the future tax consequence attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, SFAS No. 109 requires recognition of future tax benefits, such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely that not that some portion of the deferred tax asset will not be realized.

            Stock based compensation

                  Statement  of   Financial   Accounting   Standards   No.  123,
            "Accounting for Stock Based Compensation" (SFAS 123) encourages, but does not require companies to record compensation cost for stock-based employee compensation at fair value. DHB has chosen not to adopt SFAS 123 and to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, of any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

Note 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

            Impairment of long-lived assets

                  DHB  accounts  for the  impairment  of  long-lived  assets  in accordance with SFAS No. 121 which requires that long-lived assets and identifiable intangibles held and used by a company be reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

            Reclassification

                  Certain  items  on the 1996  financial  statements  have  been reclassified to conform to 1997 presentation..



Note 2      SUPPPLEMENTAL CASH FLOWS INFORMATION

                                                        1997             1996
                                                      -------           -------
                  Cash paid for:
                                    Interest          269,450           535,859
                                    Taxes              11,971            33,301

          During the years ended December 31, 1997 and 1996, the Company had non-cash investing activities when in issued common stock to acquire all of the outstanding stock of Zunblindage and of OPI, respectively.


Note 3    BUSINESS ACQUISITIONS

                  In  February,  1997  DHB  acquired  100%  of  the  issued  and outstanding common stock of Zunblindage S.A. ("ZSA"), a Belgian corporation, in exchange for 666,000 shares of DHB common stock valued at an aggregate of $1,000,000. ZSA manufactures and distributes bullet resistant equipment, apparel and related products generally in Europe and the Middle East.

                  In March, 1996 DHB acquired 100% of the issued and outstanding common stock of Orthopedic Products, Inc. ("OPI"), a manufacturer and distributor of orthopedic products to the medical industry, in exchange for 270,000 shares of DHB common stock. In 1997, 38,625 of these shares were returned as a result of a lawsuit which DHB won against the former shareholders for misrepresentation and violating a covenant not to compete. An additional 6,625 shares will be returned in 1998.

                  The above  acquisitions  were accounted for using the purchase method of accounting, pursuant to which the purchase price was allocated based upon the estimated fair values of the assets acquired as of the dates of acquisition. The purchase of Zunblindage resulted in goodwill of $541,000.

                  In the opinion of management,  if the results of operations of the acquired businesses had been included in the consolidated financial statements since the beginning of the year, it would not have a materially effect on the results of operations.

Note 4      MARKETABLE SECURITIES/NON-MARKETABLE SECURITIES

                  The  following is a comparison of the cost and market value of marketable securities included in current assets:

                                        1997           1996
                                     ----------     ----------
                 Cost ..........     $1,254,104     $1,272,859
                 Unrealized gain        449,702         69,168
                                     ----------     ----------
                 Market Value ..     $1,703,806     $1,342,027
                                     ==========     ==========

                  The   Company's   has   acquired    minority    interests   in
            non-marketable securities, at December 31, 1997 the historical cost was $2,316,750 reduced by a valuation allowance of $628,000 to bring the carrying value of these securities to the net realizable value of $1,688,750.

Note 5      INVENTORIES

                  Inventories consist of the following:

                                              1997            1996
                                          -----------     -----------
           Finished goods ...........     $ 5,776,562     $ 2,638,256
           Work in process ..........       1,646,610         997,308
           Raw materials and supplies       5,120,302       3,654,641
                                          -----------     -----------
                                          $12,543,474     $ 7,290,205
                                          ===========     ===========

Note 6    PROPERTY, PLANT AND EQUIPMENT

                  A summary of property,  plant and  equipment and the estimated lives used in the computation of depreciation is as follows:

                                                                     Estimated
                                          1997           1996       useful life
                                      ----------     ----------     -----------
Land ............................     $   47,500     $   47,500          --
Buildings .......................        427,500        427,500     39 years
Machinery and equipment .........      1,225,812      1,025,072     5-10 years
Furniture, fixtures and
   computer equipment ...........        819,019        343,098     5-7 years
Transportation equipment ........        244,510        144,361     3-5 years
Leasehold improvements ..........        480,928        372,240     5-31.5 years
                                      ----------     ----------
                                       3,245,269      2,359,771
Less accumulated depreciation and
amortization ....................        871,184        524,994
                                      ----------     ----------
                                      $2,374,085     $1,834,777
                                      ==========     ==========


Note 7      INTANGIBLE ASSETS

                  A summary of intangible assets and the estimated lives used in the computation of amortization is as follows:

                                                                   Estimated
                                        1997          1996        useful life
                                     ----------    ----------     -----------
   Goodwill ....................     $  694,473    $  226,209       15 years
   On-going government
       contracts ...............        312,086       312,086       1-5 years
   Other .......................        129,563       129,563       1-7 years
                                     ----------     ---------
                                      1,136,122       667,858
   Less accumulated amortization        548,105       453,645
                                     ----------     ---------
                                     $  588,017     $ 214,213
                                     ==========     =========

Note 8      NOTES PAYABLE - BANK

                  Notes payable - bank are due on demand and are  collateralized by marketable securities owned by the majority stockholder of the Company. The weighted average interest rate on these borrowings was 6.6% at December 31, 1997.

Note 9      NOTE PAYABLE STOCKHOLDER

                  These  notes bear  interest  at 12% per annum and are due,  as extended, in November, 1999 (see Note 15 in connection with additional loans made by the majority stockholder in 1998.)

Note 10     LONG-TERM DEBT

                  Long-term debt consists of the following:

                                                                           1997               1996
                                                                         --------           --------
            Notes payable in monthly  principal  installments  of        $112,798           $155,998
            $3,600.   Interest  at  the  rate  of  9%  per  annum
            accrues and is payable upon maturity in 2001.

            Note  payable  in  monthly   installments  of  $1,876          32,754             49,757
            inclusive  of interest at 9.71% per annum.  This note
            is  collateralized  by certain  equipment  originally
            costing approximately $90,000.

            Capital   lease   obligation   payable   in   monthly          20,109                 --
            installments  of $432  inclusive  of  interest  at
            9.87%.   This  note  is   collateralized  by  certain
            equipment originally costing approximately $23,000.

            Other                                                          10,789                 --
                                                                         --------           --------
                                                                          176,450            205,755
            Less Current Portion                                           65,192             61,664
                                                                         --------           --------
                                                                         $111,258           $144,091
                                                                         ========           ========

                  Long-term debt matures as follows:

                                 1998             $58,917
                                 1999              39,332
                                 2000               4,069
                                 2001               4,489
                                 2002               4,451
                                                  -------
                                                  111,258
                                                  =======
Note 11    STOCKHOLDERS' EQUITY

           Common and preferred stock

                       (1) During   1996,   DHB  amended  its   certificate   of
                           incorporation increasing the number of authorized shares of its $.001 par value Common Stock from 25,000,000 to 100,000,000. In addition, DHB is authorized to issue 1,500,000 shares of Class A 10% convertible Preferred Stock.

                       (2) In July,  1996,  DHB declared a 50% stock dividend on
                           the outstanding Common Stock.

            Stock option plan

                  In October,  1995, the Company adopted a plan (the "1995 Stock
            Option Plan" or the "Plan") pursuant to which the Board of Directors is authorized to award options to purchase up to 3,500,000 shares of Common Stock to selected officers, employees, agents, consultants and other persons who render services to the Company. The options may be issued on such terms and conditions as determined by the Board or Committee, and may be issued so as to qualify as incentive stock options under Internal Revenue Code Section 422A. No options have been granted under this plan.

            Stock warrants

                  During  1997,  the Board of  Directors  granted  50,000  stock warrants exercisable at $2.00 per share to a key employee expiring in June 2000. Pursuant to employment agreements (See Note 14), the Company has 1,549,500 stock warrants outstanding exercisable at $1.33 per share and expiring in 2001. In December 1994, in consideration for monies loaned to the Company, the Board of Directors granted a relative of the majority stockholder, stock warrants to purchase 3,750,000 shares of common stock for $1.33 per share for a five year period commencing December 19, 1994. In June 1993, the Board of Directors granted stock warrants to certain individuals and organizations with 150,000 warrants still outstanding exercisable at $1.33 and expiring in June 1998.

Note 12    RELATED PARTY TRANSACTIONS

                  A summary of related  party  transactions  for the years ended
            December 31, 1997 and 1996 is as follows:

                                                               1997             1996
                                                             --------          --------
              Rental expense paid or accrued to the
              relatives of the majority stockholder          $546,000          $480,000

              Rental expense paid to the President
              of a subsidiary of DHB                           48,000            48,000

              Interest paid or accrued on a loan from
              DHB's majority stockholder.                     177,340           170,142

              See Note 14 for details of the lease with a related party


Note 13    RISKS AND UNCERTAINTIES

                  The  Company  maintains  cash  balances  at various  financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company's accounts at these institutions may, at times, exceed the Federally insured limits. The Company has not experienced any losses in such accounts.

                  Approximately  27% and 23% for the years  ended  December  31,
            1997 and 1996, respectively, of DHB's sales were made to the United States Government or its agencies.

                  Certain  factors  relating  to the  industries  in  which  DHB operates and the Company's business should be carefully considered. All of the products sold by DHB are used in situations which could result in serious personal injuries or death, whether on account of the failure of such products, or otherwise. Although DHB maintains substantial amounts of insurance coverage to cover such risks, there is no assurance that these amounts would be sufficient to cover the payment of any potential claims. In addition, there is no assurance that this or any other insurance coverage will remain available or, if available, that DHB would be able to obtain such insurance at a reasonable cost. The inability to obtain such insurance coverage would prohibit DHB from bidding for certain orders for bullet resistant products from certain governmental customers.

                  Substantially   all  of  the   raw   materials   used  in  the
            manufacturing of ballistic-resistant garments are made from fabrics which are patented by major corporations and which are purchased from three independent weaving companies. Although, in the opinion of management of DHB, DHB enjoys a good relationship with these vendors, should any of the manufacturers cease to produce these products for any reason, DHB would be required to use other fabrics. In such an event, an alternative fabric would have to be selected and ballistic test would have to be performed. Until this was done, DHB's sale of ballistic resistant products would be severely curtailed and DHB's financial condition would be materially adversely affected.

Note 14     COMMITMENTS AND CONTINGENCIES

            Leases

                  DHB  leases a  warehouse  and  manufacturing  facility  from a partnership indirectly owned by the majority stockholder of DHB. The lease provides for annual rentals of $480,000 for 1996 and 4% annual increases through expiration in 1999. In addition, DHB must pay real estate taxes and certain operating expenses of this property.

                  DHB leases a warehouse  and  manufacturing  facility  from the president of one of its subsidiaries. The lease provides for annual rentals of $43,200, plus real estate taxes. The space is occupied pursuant to a five-year lease which expired in October 1997 and is currently leased on a month to month basis.

                  In April  1997,  the  Company  entered a one year  lease for a
            60,000 square foot warehouse adjacent to the existing Florida facility with an annual rental of approximately $210,000, and an option to extend the lease for four years.

                  In  association  with  the  acquisition  of  Zunblindage,  the
            Company assumed a lease for their warehouse and store in Liege, Belgium. This space is occupied pursuant to a nine year lease with annual rentals of approximately, $42,000.

                  Rent and real estate taxes expense  charged to operations  for the years ended December 31, 1997 and 1996 aggregated approximately $962,000 and $616,000, respectively.

            Employment agreements

                  The Company is committed  under an employment  agreement  with its majority stockholder which expires in April, 2001 and provides for an annual salary of $250,000 through April, 1997 and annual increases of $25,000 thereafter. In addition, the contract provides for the annual grant of 750,000 warrants to the principal stockholder, which are exercisable at $2.33 per share and expire five years from date of grant.

                  Concurrent  with the purchase of PACA,  the  President of PACA was given a five year employment agreement which expired in 1997. This agreement calls for annual salaries of $115,000 with annual increases of $10,000 plus certain fringe benefits. During the year ended December 31, 1995, the vice president of NDL was given a three year employment contract. This agreement calls for an annual base salary of $100,000 and 16,500 stock warrants per year exercisable at $1.33 and expiring in February 2001, as extended.

                  In 1997, the Company entered into an employment agreement with a salesman for DHB Armor Group, expiring in 2000 with an annual salary of $100,000 plus certain fringe benefits.

            Litigation

                  DHB is a  defendant  in a lawsuit  filed in the United  States
            District Court for the Southern District of New York. The lawsuit seeks, among other things, compensatory damages of not less than $2,500,000, punitive damages of not less than $500,000 breach of contract and an order enabling the plaintiff to execute certain stock purchase warrants.

                  DHB has filed an  Answer  and  Counter-Claim  and  intends  to vigorously defend the claim and to pursue its Counter-Claims.

                  Due to the preliminary  status of this litigation,  counsel to
            DHB is unable to predict the outcome of this litigation. In the opinion of management of DHB, the ultimate outcome of this litigation will not have a material adverse effect on the financial condition of DHB.

                  The Company is subject to other legal  proceedings  and claims which have risen in the ordinary course of its business and have not been finally adjudicated. These actions when ultimately concluded and determined will not, in the opinion of management, have a material adverse effect on the results of operations or the financial condition of the Company.

Note 15   INCOME TAXES

                  Components of income taxes are as follows:

                                       1997             1996
                                   -----------      -----------
 Current:
    Federal ..................     $   455,000      $         0
    State ....................          22,509            8,809
    Benefit of net operating
       loss  carryforward             (455,000)          --
                                   -----------      -----------
          Total current ......          22,509            8,809

 Deferred:
    Federal ..................         690,000       (1,686,000)
    State ....................         430,700         (562,000)
    Less: valuation allowance       (1,494,700)       1,406,000
                                   -----------      -----------
            Total Deferred ...         374,000         (843,000)
                                   -----------      -----------

 Total income taxes (benefits)     $   396,509      $  (834,191)
                                   ===========      ===========


                  The  composition  of the federal and state  deferred  taxes at
            December 31, 1997 was arrived at as follows:

              Operating Loss Carryforward                         $ 1,762,600
              Allowance for Doubtful Accounts                         141,200
              Valuation Allowance - Non marketable securities          51,200
              Net write down of investment in subsidiaries            175,000
              Unrealized gain on Marketable Securities               (180,000)
                                                                   ----------
                      Subtotal                                      1,950,000
              Less: Valuation Allowance                             1,494,700
                                                                   ----------
                      Net Deferred Taxes                           $  455,300
                                                                   ==========

Note 16     SUBSEQUENT EVENTS

                  On January  16,  1998,  DHB signed an  exclusive  (except  for certain rights in the field of products for horses) licensing agreement, to make, use and sell magnetic products covered by certain US and Canadian patents, along with the technical know how related to the magenetic products in the possession of Magnesystems.

                  On February 9, 1998, the Company purchased the common stock of two privately held Delaware corporations, Lanxide Armor Products Inc. (LAP) and Lanxide Electronic Components Inc. (LEC). The purchase price was approximately $4.8 million and was funded by increasing loans from the majority shareholder of $7 million, including amounts for working capital. LAP specializes in the design, development and manufacture of ceramic/metal matrix composites for protective armor applications. LEC is a leading supplier of Silicon Carbide / Aluminum composites. This transaction was accounted for as a purchase.

                  Since  December  31,  1997,  the Company has  repurchased  and retired an additional 536,495 shares of the Company's common stock in open market transactions for approximately $2,111,000 as authorized by the Board of Directors. This was funded in part by an additional shareholder loan of $2.2 million.

                     DHB CAPITAL GROUP INC. AND SUBSIDIARIES
                     SCHEDULE II TO THE FINANCIAL STATEMENTS
                        VALUATION AND QUALIFYING ACCOUNTS
                                DECEMBER 31, 1997




Allowances deducted from related balance sheet accounts:



                                                   Additions         Subtractions
                                  Balance at       charged to        charged to         Balance
                                the beginning       costs and         costs and       at end of
                                  of the year       expenses          expenses           year
                                -------------     ------------       ------------    ----------
Accounts Receivable ......       $  303,230       $   50,000             --          $  353,230

Inventory ................          700,000             --           (700,000)                0

Investment in Non-
marketable securities ....        1,000,000                0         (372,000)          628,000

Net Write down of ........       $  529,578             --               --          $  529,578
Investment in subsidiaries

Item 13 (a)       Exhibits.


Exhibit           Description

2.1      Securities  Purchase  Agreement  dated  November  6, 1992,  between the
         Company,  E.S.C.   Industries,   Inc.,  The  Thunder  Group,  Inc.  and
         Protective Apparel Corporation of America

3.1 Certificate of Incorporation of DHB Capital Group Inc., a New York corporation (hereinafter, "DHB-New York")

3.2 Certificate of Amendment to the Certificate of Incorporation of DHB-New York filed November 5, 1992

3.3 Restated and amended Certificate of Incorporation of DHB New York dated February 10, 1993

3.4      By-laws of DHB-New York

3.5 Certificate of Incorporation of DHB Capital Group Inc., a Delaware corporation (hereinafter, "DHB Delaware"), filed with the Delaware Secretary of State on or about September 1, 1994

3.5(a) Certificate of Amendment to Certificate of Incorporation of DHB Capital Group Inc. filed December 31, 1996 Note 10

3.6      By-laws of DHB Delaware

3.7      Plan of merger of DHB-New York into DHB-Delaware

3.8 Certificate of Ownership and Merger, Merging DHB-New York into DHB-Delaware, pursuant to Section 253 of the General Corporation Law of the State of Delaware, filed in the Office of the Secretary of State of Delaware on or about April 17, 1995

4.1      Specimen Common Stock Certificate

4.2      Specimen Class A Preferred Stock Certificate

4.3 Form of Warrant Agreement with respect to the Redeemable Warrant together with list of purchasers

7.1      Opinion regarding Liquidation Preference

10.1 Employment Agreement dated November 6, 1992 between Protective Apparel Corporation of America and Leonard Rosen

10.2 Lease dated November 6, 1992, between Protective Apparel Corporation of America and Leonard Rosen in Norris, Tennessee

10.3 Domestic and International Non-Competition Agreement dated March 12, 1990 between the Company and American Body Armor & Equipment, Inc. (the "American Body Armor Non-competition Agreement")

10.4     GSA Contracts dated January 21, 1991 and March 19, 1992

10.5 Indemnification Agreements between certain officers of E.S.C. Industries, Inc., Protective Apparel Corporation of America and the Company regarding Certain Liabilities in Connection with the Acquisition of Protective Apparel Corporation of America

10.6 Warrant to purchase 2,000,000 shares of common stock of The Thunder Group, Inc.

10.7     Registration  Rights  Agreement  between  the  Company  and the Thunder
         Group, Inc.

10.8 Loan Agreement dated November 6, 1992, between the Company and E.S.C. Industries, Inc.

10.9     Security Agreement dated November 6, 1992 of TL Fasteners Corp.

10.10    Promissory  Note between the Company and David Brooks dated November 6,
         1992

10.11    Loan  and  Security   between  the  Company  and   Protective   Apparel
         Corporation of American dated December 7, 1992

10.12    Chase Manhattan Bank, N.A. ("Chase") Loan dated November 24, 1992

10.13    Form  of  Registration   Rights  Agreement   between  the  Company  and
         participants in the Company's private placement

10.14    Form of Unit Purchase Option

10.15 Agreement between the Company, Jeffrey Brooks Securities, Inc., Jeffrey Brooks, Paul Kazak and Jason Chang dated September 13, 1993

10.16 Agreement between the Company, Jeffrey Brooks Securities, Inc., Jeffrey Brooks, Paul Kazak and Jason Chang dated September 17, 1993

10.17 Promissory note, general security agreement and related loan documents dated September 15, 1993 between the Company, PACA and Chase

10.18 Subscription agreement dated March 17, 1994 (the "ID Subscription Agreement"), between the Company and Intelligent Data Corporation, a Nevada corporation ("ID"), regarding the purchase by the Company of shares of the common stock and preferred stock of ED 5

10.19    Amendment dated March 30, 1994, of the ID Subscription Agreement

10.20 Shareholders' agreement dated March 17, 1994, among the Company, ID, and shareholders of ID 10.21 Employment agreement dated March 17, 1994, between ID and Sam Balabon, including written termination thereof

10.22 Bill of sale dated December 20, 1994, made by N.D.L. Products, Inc., a Delaware corporation, and its subsidiaries, N.D.L. International, Inc., Dr. Bonesavers, Inc., Grid, Inc., Hitman, Inc., and Flex-Aid, Inc., each being a Florida corporation, to DHB Acquisition, Inc., covering the NDL Assets

10.23 Order Determining Successful Bidder, etc., dated December 20, 1994, In Re N.D.L. Products, Debtor, of the United States Bankruptcy Court, Southern District of Florida, Case No. 9421458-BKC-RBR, Chapter 11 (Lead Case), jointly administered with Case Nos. 94-21459 through 94-21463

10.24 Term loan to the Registrant in the amount of $1,150,000 due September 19, 1995, from The Chase Manhattan Bank, N.A., of New York, New York (the "Secured Lender"), bearing interest at 7.2% per year

10.25 Collateral Agreement [Third Party] dated October 18, 1994, made by Mr. David H. Brooks in favor of the Secured Lender

10.26 Agreement dated August 4, 1995, terminating the American Body Armor Non-Competition Agreement

10.27 Bill of sale dated August 3, 1995, made by the Trustee in Bankruptcy of Point Blank Body Armor, L.P.

10.28 Order Authorizing Sale at Auction dated July 25, 1995, In Re Point Blank Body Armor, L.P., Debtor, of the United States Bankruptcy Court, Eastern District of New York, Case Nos. 895-83336-2D and 895-83335-2D

10.29    1995 Stock Option Plan

10.30 Stock Purchase Agreement with respect to the outstanding capital stock of Orthopedic Products, Inc., dated as of March 22, 1996 11

10.31 Definitive Merger Agreement with The Lehigh Group Inc and Plan of Reorganization

10.32    Employment Agreement with Michael Bell dated March 7, 1997.

10.33 Assignment Agreement dated as of February 6, 1998 by and between DHB Capital Group, Inc. and E.I. Du Point Nemours and Company.

10.34 Transfer Agreement, dated as of February 6, 1998 by and among Lanxide Corporation, DHB Capital Group, Inc., Lanxide Armor Products, Inc. Lanxide Electronic Components, Inc. and Lanxide Technology company, L.P.

10.35 Notification Letter from Lanxide Corporation of E.I. Du Pont de Nemours and Company dated February 6, 1998.

10.36 Negotiable Promissory Note form DHB Capital Group, Inc. to David H. Brooks dated February 9, 1998. Notes to Exhibit Table:

1. Incorporated by reference to the Company's Registration Statement on Form SB-2, No. 33-59764, which became effective on May 14, 1993.

2. Incorporated by reference to the Company's Definitive Proxy Material filed with the Commission in connection with the Special Meeting in Lieu of Annual Meeting of Shareholders of the Company held on February 15, 1995.

3. Incorporated by reference to the Company's Registration Statement on Form SB-2, No. 33-70678, which became effective on December 29, 1993.

4. Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1993.

5.       Incorporated  by reference  to  Post-Effective  Amendment  No. 1 of the
         Company's two Registration Statements on Form SB-2, Nos. 33-59764 and 33-70678, which became effective on October 17, 1994.

6. Incorporated by reference to the Current Report on Form 8-K dated December 20, 1994.

7. Incorporated by reference to Amendment No. 1 dated March 2, 1995, of the Current Report on Form 8-K dated December 20, 1994.

8. Incorporated by reference to the Current Report on Form 8-K dated August 3, 1995.

9. Incorporated by reference to Registration Statement on Form S-8 filed on or about October 1, 1995.

10. Incorporated by reference to Post-Effective Amendment No. 33-59764, on Form SB-2, File # filed on Jan 31, 1997.

11. Incorporated by reference to the Current Report on Form 8-K dated March 22, 1996, including the amendments thereof.

12. Incorporation by reference to Registration Statement on Form SB-2, File No. 333-31383 Filed on July 24, 1997.

13. Incorporated by reference to Current Report on Form 8-K filed February 25, 1998.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(D) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this the 23rd day of March, 1998.

                                                     DHB Capital Group Inc.

                                                     /S/ David Brooks
                                                     ----------------
                                                     David Brooks
                                                     Chairman of the Board and
                                                     Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 23, 1998.


Signature                               Capacity                      Date
---------                               --------                      ----

/S/David H. Brooks                Chairman of the Board           March 23, 1998
-------------------               and Director
David H. Brooks

/S/Mary Kreidell                  Treasurer/Director              March 23, 1998
-----------------                 Principal Financial Officer
Mary Kreidell                     Principal Accounting Officer

/S/Gary Nadelman                  Director                        March 23, 1998
----------------
Gary Nadelman