Form 10QSB
period 1998-03-31
DHB CAPITAL GROUP INC /DE/
filed 1998-05-15
CIK 899166

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   Form 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



          FOR THE QUARTER
              ENDED
           MARCH 31, 1998                    Commission File No. 0-22429



                              DHB CAPITAL GROUP INC
             (Exact name of Registrant as specified in its charter)



                  Delaware                                  11-3129361
(State or other jurisdiction of incorporation)           (I.R.S. Employer
                                                        Identification No.)

               11 Old Westbury Road, Old Westbury, New York 11568
                    (Address of principal executive offices)


                  Registrant's telephone number: (516) 997-1155


               Former name, former address and former fiscal year,
                  if changed since last report: Not applicable


Indicate by check whether the registrant (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes [ X ] No [ ]


           As of May 13, 1998, there were 24,717,829 shares of Common Stock, $.001 par value outstanding.

================================================================================

                                    CONTENTS


PART I  Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheet as of March  31, 1998 and December 31, 1997


Unaudited Consolidated Statements of Operations and Retained Earnings
      For The Three Months Ended March  31, 1998 and 1997


Unaudited Consolidated Statements of Cash Flows For The Three Months Ended
      March 31, 1998 and 1997


Unaudited Notes to Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Results of Operations Operations and Financial Condition


PART II Other Information

Signatures

                     DHB CAPITAL GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                              UNAUDITED
                                                            MARCH 31, 1998     DECEMBER 31, 1997
                                                            --------------     -----------------
                           ASSETS
CURRENT ASSETS
   Cash and cash equivalents ......................          $   562,612          $   882,884
   Marketable securities ..........................               88,335            1,703,806
   Accounts receivable, less allowance for doubtful
         accounts of $353,320 and $303,320 ........            7,614,332            6,285,181
   Inventories ....................................           14,523,507           12,543,474
   Prepaid expenses and other current assets ......            1,457,942              727,421
                                                             -----------          -----------

                  Total Current Assets ............           24,246,728           22,142,766
                                                             -----------          -----------

    PROPERTY AND EQUIPMENT ........................            6,867,426            2,374,085
                                                             -----------          -----------

   OTHER ASSETS
     Intangible assets, net .......................            1,051,878              588,017
     Investments in non-marketable securities .....            1,688,750            1,688,750
     Deferred tax assets ..........................              455,300              455,300
     Deposits and other assets ....................              449,324              425,711
                                                             -----------          -----------

                  Total Other Assets ..............            3,645,252            3,157,778
                                                             -----------          -----------

TOTAL ASSETS ......................................           34,759,406          $27,674,629
                                                             ===========          ===========

                     DHB CAPITAL GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                              UNAUDITED
                                                            MARCH 31, 1998     DECEMBER 31, 1997
                                                            --------------     -----------------
           LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES
     Note payable .................................          $ 3,375,000          $ 2,675,000
     Current maturities of long term debt .........              131,175               65,192
     Accounts payable .............................            5,868,403            5,072,929
     Accrued expenses and other current liabilities            1,809,589              708,631
                                                             -----------          -----------

                  Total Current Liabilities .......           11,184,167            8,521,752
                                                             -----------          -----------

  LONG TERM LIABILITIES
    Long term debt, net of current maturities .....              413,311              111,258
    Note Payable - stockholder ....................            8,300,000            1,300,000
                                                             -----------          -----------

                  Total Long Term Debt ............            8,713,311            1,411,258
                                                             -----------          -----------

                  Total Liabilities ...............           19,897,478            9,933,010
                                                             -----------          -----------

   COMMITMENTS AND CONTINGENCIES

   Common Stock                                                   24,743               25,347
   Additional paid-in capital                                 18,569,676           20,953,107
   Accumulated Deficit                                        (3,715,771)          (3,230,700)
   Foreign currency translation adjustment                       (16,720)              (6,135)
                                                             -----------          -----------
   TOTAL STOCKHOLDERS' EQUITY .....................           14,861,928           17,741,619
                                                             -----------          -----------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....          $34,759,406          $27,674,629
                                                             ===========          ===========

                 See accompanying notes to financial statements.

                    DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
      UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                      FOR THE THREE MONTHS ENDED MARCH 31,

                                                                            1998              1997
                                                                        ------------      ------------
Net sales .........................................................     $ 10,595,074      $  7,144,676

Cost of sales .....................................................        7,876,092         4,762,894
                                                                        ------------      ------------
      Gross Profit ................................................        2,718,982         2,381,782

 Selling, general and administrative expenses .....................        3,101,742         1,925,056
                                                                        ------------      ------------
      Income(Loss) before other income (expense) ..................         (382,760)          456,726
                                                                        ------------      ------------
Other Income (Expense)
      Interest expense, net of interest income ....................         (171,571)          (50,371)
      Dividend income .............................................                8            12,617
   Other income ...................................................             --              21,131
      Foreign currency translation ................................              742            (4,544)
      Realized gain on marketable securities ......................           46,460           229,941
      Unrealized gain on marketable securities ....................           30,000          (288,450)
                                                                        ------------      ------------

               Total Other Income (Expense) .......................          (94,361)          (79,676)
                                                                        ------------      ------------

      Income (loss) before income taxes (benefit) .................         (477,121)          377,050

      Income taxes (benefit) ......................................            7,950            13,000
                                                                        ------------      ------------

      Net Income (loss) ...........................................         (485,071)          364,050

               Retained Earnings (Deficit) - Beginning ............       (3,230,700)       (4,771,590)
                                                                        ------------      ------------

               Retained Earnings (Deficit) - End ..................     $ (3,715,771)     $ (4,407,540)
                                                                        ============      ============
               Earnings (loss) per common share
                              Primary .............................     $     (0.018)     $      0.015
                                                                        ============      ============
                              Fully Diluted .......................     $     (0.017)     $      0.015
                                                                        ============      ============
               Weighted average number of common share outstanding:
                              Primary .............................       27,137,331        25,078,097
                                                                        ============      ============
                              Fully Diluted .......................       28,053,959        25,078,097
                                                                        ============      ============

                See accompanying notes to financial statements.

                    DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,


                                                                1998             1997
                                                            -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (loss) ..................................     $  (485,071)     $   364,050

   Adjustments to reconcile net income to net
     cash provided by operating activities:
          Depreciation and amortization ...............         265,754           88,027
          Stock issued in settlement of a lawsuit .....            --            150,000
          Stock returned in settlement of a lawsuit ...            --            (21,131)
          Stock issued to purchase a lease ............            --            279,388
Changes in assets and liabilities
   (Increase) Decrease in:
         Accounts receivable ..........................        (610,645)      (1,292,927)
         Marketable securities ........................       1,615,471       (1,313,713)
         Inventories ..................................        (606,359)        (489,475)
         Prepaid expenses and other current assets ....        (718,283)        (606,209)
         Deposits and other assets ....................          (1,333)         (22,081)
   Increase (decrease) in:
         Accounts payable .............................        (362,034)       1,860,367
         Accrued expenses and other current liabilities         445,853          (29,550)
         State income taxes payable ...................            --                349
                                                            -----------      -----------
Net cash used by operating activities .................        (456,647)      (1,032,905)
                                                            -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
         Payments for purchase of assets of subsidiary,
           net of cash acquired .......................      (4,582,402)            --
         Payments made for property and equipment .....        (567,507)        (118,458)
                                                            -----------      -----------
Net Cash provided (used) by investing activities ......      (5,149,909)        (118,458)
                                                            -----------      -----------


                    DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,


                                                                1998             1997
                                                            -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds (repayments) of note payable- bank ..         700,000             --
         Proceeds from shareholder note ...............       7,000,000             --
         Principal payments on long-term debt .........         (19,116)         (13,910)
         Dividends Paid ...............................            --               --
         Foreign Currency Translation .................         (10,585)           7,338
         Purchase of treasury stock ...................      (2,384,015)            --
         Net proceeds from sale of common stock .......            --            100,000
                                                            -----------      -----------
Net cash provided (used) by financing activities ......       5,286,284           93,428
                                                            -----------      -----------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS .......        (320,272)      (1,057,935)

CASH AND CASH EQUIVALENTS - BEGINNING .................         882,884        1,398,905
                                                            -----------      -----------

CASH AND CASH EQUIVALENTS - END .......................     $   562,612      $   340,970
                                                            ===========      ===========

Supplemental Cash Flow Information
   Cash paid for
        Interest                                            $   123,296      $   59,525
        Taxes                                               $     1,817      $   33,301

                See accompanying notes to financial statements.

                              DHB CAPITAL GROUP INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997


1. Consolidated Financial Statements:

      The consolidated balance sheet at the end of the preceding year has been derived from the audited consolidated balance sheet contained in the Company's form 10-KSB and is presented for comparative purposes. All other financial statements are unaudited. All unaudited amounts are subject to year-end adjustments and audit, but Company believes all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the financial condition, results of operations and changes in cash flows for all interim periods have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Three Months Ended March 31, 1998, Compared to the Three Months Ended March 31, 1997.

Consolidated net sales for the three months ended March 31, 1998 increased by approximately $3,450,000 over sales for the three months ended March 31, 1997. Over $2,000,000 which represents 29% of this increase was the result of improved sales in both our armor and sports divisions. In February of 1998, DHB acquired two subsidiaries, Lanxide Armor Products Inc. (LAP) and Lanxide Electronic Components Inc. (LEC). These acquisitions contributed approximately, $1,364,000 to the Company's sales for the first quarter. LAP is involved in the design, manufacture, testing and sale of product for specific armor systems and components. These hard armor systems are based on patented and highly proprietary ceramic/metal composite systems. Lanxide Electronic Products designs, manufactures and sells unique and heavily patented thermal management packaging and structural components for the electronic industry. Both Lap and LEC were acquired from the same financially troubled parent corporation. The parent corporation's financial condition severely hampered their first quarter's performance. While there was a marked improvement from February to March under DHB management, the overall effect of the acquisitions resulted in a 7% decrease in the consolidated gross profit to 26% for quarter ending March 31, 1998 from 33% for the quarter ended March 31, 1997. Operating income was similarly impacted, resulting in a loss of $382,760 for the three months ended March 31, 1998 as compared to operating income of $456,726. The Company has instituted tighter production controls, restored financial well being and has hired a new management team at LAP and LEC to insure a quick turn around. Also contributing to the operating loss was a $173,000 advertising campaign incurred by the sports division in relation to their launching a new innovative line of therapeutic magnetic supports.

The Company's interest expense increased to $172,000 from $50,000 as a result of the increased borrowings to finance the acquisition.


Liquidity and Capital Resources

The Company's primary capital requirements over the next twelve months are to assist PACA , Point Blank, NDL, OPI, Zunlindage, LAP, and LEC in financing their working capital requirements. Working capital is needed to finance the receivables, manufacturing process and inventory. Working Capital at March 31, 1998 was $13,063,000 as compared to $10,288,700 at March 31, 1998. The current ratio at March 31, 1998 is 2.17:1 as compared to 2.9:1 at March 31, 1997.

Cash, cash equivalents, and marketable securities totaled $651,000 at March 31, 1998. Compared to $341,000 at March 31, 1997. The increase in cash, cash equivalents and marketable securities was derived from operations and a shareholder loan. The Company obtained a line of credit with the Bank of New York in May of 1998 for up to $5,000,000. The line is secured by the Company's account receivable. As of May 13, 1998 the Company has borrowed $500,000 on this line at 7.4% interest due November 9, 1998.

During the first quarter, the Company repurchased 604,595 shares of its common stock in the open market.

Effect of Inflation and Changing Prices.

The Company did not experience increases in raw material prices during the three months ended March 31, 1998 and 1997. The Company believes it will be able to increase prices on their products to meet future price increases in raw materials, should they occur.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

Renaissance Financial Securities Corp. ("Renaissance") filed an action against the Company and David H. Brooks in the United States District Court for the Southern District of New York in connection with the breach of a consulting agreement pursuant to which Renaissance was to provide certain services to the Company. Renaissance seeks, among other things, compensatory damages of not less than $2,500,000, punitive damages of not less than $500,000 and an order enabling Renaissance to execute certain stock purchase warrants. The Company filed an Answer and Counter-Claim and intends to vigorously defend the claim and to pursue its Counter-Claims.

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

Dated:  May 13, 1998                          DHB CAPITAL GROUP INC.


                                              /S/ David H. Brooks
                                              -------------------------------
                                              Chairman of the Board,  Chief
                                              Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the Registrant and in capacities and at the dates indicated:


      Signature                       Capacity                        Date
      ---------                       --------                        ----

 /S/ David H. Brooks           Chairman of the Board              May 14, 1998
----------------------



  /S/ Mary Kreidell           Chief Financial Officer             May 14, 1998
----------------------



  /S/ Gary Nadelman                   Director                    May 14, 1998
----------------------