Form 10QSB
period 1998-06-30
DHB CAPITAL GROUP INC /DE/
filed 1998-08-14
CIK 899166

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



          FOR THE QUARTER
              ENDED
           JUNE 30, 1998                    Commission File No. 0-22429



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

As of August 13, 1998, there were 24,855,872 shares of Common Stock, $.001 par value outstanding.

                                    CONTENTS



       PART I  Financial Information

       Item 1.  Financial Statements

       Consolidated Balance Sheet as of June 30, 1998 and December 31, 1997


       Unaudited Consolidated Statements of Operations and Retained Earnings
             For The Three Months Ended June  30, 1998 and 1997

       Unaudited Consolidated Statements of Operations and Retained Earnings
             For The Six Months Ended June  30, 1998 and 1997

       Unaudited Consolidated Statements of Cash Flows For The Six Months Ended
             June 30, 1998 and 1997


       Unaudited Notes to Consolidated Financial Statements


       Item 2. Management's Discussion and Analysis of Results of Operations Operations and Financial Condition


       PART II  Other Information

       Signatures

                                      DHB CAPITAL GROUP INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS

                                                                                   UNAUDITED
                                                                                JUNE 30, 1998   DECEMBER 31, 1997
                                                                                -------------   -----------------
                              ASSETS
CURRENT ASSETS
   Cash and cash equivalents ...............................................     $    131,110      $    882,884
   Marketable securities ...................................................          102,108         1,703,806
   Accounts receivable, less allowance for doubtful
         accounts of $369,369 and $303,320 .................................        7,804,293         6,285,181
   Inventories .............................................................       16,250,322        12,543,474
   Prepaid expenses and other current assets ...............................        1,717,371           727,421
                                                                                 ------------      ------------
                  Total Current Assets .....................................       26,005,204        22,142,766
                                                                                 ------------      ------------

    PROPERTY AND EQUIPMENT, at cost, net of accumulated
       depreciation of $1,421,780 and $742,460, respectively ...............        6,764,473         2,374,085
                                                                                 ------------      ------------

   OTHER ASSETS
     Intangible assets, net ................................................        1,354,795           588,017
     Investments in non-marketable securities ..............................        1,688,750         1,688,750
     Deferred tax assets ...................................................          477,418           455,300
     Deposits and other assets .............................................          549,778           425,711
                                                                                 ------------      ------------

                  Total Other Assets .......................................        4,070,741         3,157,778
                                                                                 ------------      ------------

TOTAL ASSETS ...............................................................     $ 36,840,418      $ 27,674,629
                                                                                 ============      ============

                                      DHB CAPITAL GROUP INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                                   (continued)

                                                                                   UNAUDITED
                                                                                JUNE 30, 1998   DECEMBER 31, 1997
                                                                                -------------   -----------------
                              LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES
     Note payable ..........................................................     $  5,000,000      $  2,675,000
     Current maturities of long term debt ..................................          135,069            65,192
     Accounts payable ......................................................        5,663,930         5,072,929
     Accrued expenses and other current liabilities ........................        2,227,292           708,631
                                                                                 ------------      ------------
                  Total Current Liabilities ................................       13,026,291         8,521,752
                                                                                 ------------      ------------

   LONG TERM LIABILITIES
     Long term debt, net of current maturities ..............................         387,116           111,258
   Note Payable - stockholder ..............................................        8,400,000         1,300,000
                                                                                 ------------      ------------
                  Total Long Term Debt .....................................        8,787,116         1,411,258
                                                                                 ------------      ------------

                  Total Liabilities ........................................       21,813,407         9,933,010
                                                                                 ------------      ------------

   STOCKHOLDERS' EQUITY
    Common stock ...........................................................           24,796            25,347
    Additional paid-in capital .............................................       18,621,637        20,953,107
    Accumulated deficit ....................................................       (3,607,081)       (3,230,700)
    Foreign currency translation adjustment ................................          (12,341)           (6,135)
                                                                                 ------------      ------------
   STOCKHOLDERS' EQUITY ....................................................       15,027,011        17,741,619
                                                                                 ------------      ------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..............................     $ 36,840,418      $ 27,674,629
                                                                                 ============      ============

                 See accompanying notes to financial statements.

                             DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
              UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                               FOR THE THREE MONTHS ENDED JUNE 30,

                                                                       1998              1997
                                                                  ------------      ------------

Net sales ...................................................     $ 10,523,527      $  8,400,842

Cost of sales ...............................................        6,848,302         5,758,367
                                                                  ------------      ------------

Gross Profit ................................................        3,675,225         2,642,475

Selling, general and administrative expenses ................        3,319,788         2,609,411
                                                                  ------------      ------------

Income(Loss) before other income (expense) ..................          355,437            33,064
                                                                  ------------      ------------
Other Income (Expense)
Interest expense, net of interest income ....................         (329,672)          (99,449)
Dividend income .............................................                7             5,003
Foreign currency translation ................................             (658)            3,914
Realized gain on marketable securities ......................           73,359          (262,323)
Unrealized gain on marketable securities ....................           13,751           895,687
                                                                  ------------      ------------

         Total Other Income (Expense) .......................         (243,213)          542,832
                                                                  ------------      ------------
Income (loss) before income taxes (benefit) .................          112,224           575,896

Income taxes (benefit) ......................................            3,534           115,392
                                                                  ------------      ------------

Net Income (loss) ...........................................          108,690           460,504

Retained Earnings (Deficit) - Beginning .....................       (3,715,771)       (4,407,540)
                                                                  ------------      ------------

Retained Earnings (Deficit) - End ...........................     $ (3,607,081)     $ (3,947,036)
                                                                  ============      ============

         Earnings (loss) per common share
                        Primary .............................     $      0.004      $      0.018
                                                                  ============      ============
                        Fully Diluted .......................     $      0.004      $      0.018
                                                                  ============      ============
         Weighted average number of common share outstanding:
                        Primary .............................       29,702,704        25,720,460
                                                                  ============      ============
                        Fully Diluted .......................       29,728,599        25,720,460
                                                                  ============      ============

                         See accompanying notes to financial statements.

                             DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
              UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                FOR THE SIX MONTHS ENDED JUNE 30,

                                                                       1998              1997
                                                                  ------------      -------------

Net sales ...................................................     $ 21,118,599      $ 15,545,517

Cost of sales ...............................................       14,724,382        10,527,531
                                                                  ------------      ------------

Gross Profit ................................................        6,394,217         5,017,986

Selling, general and administrative expenses ................        6,421,538         4,528,195
                                                                  ------------      ------------

Income(Loss) before other income (expense) ..................          (27,321)          489,791
                                                                  ------------      ------------
Other Income (Expense)
Interest expense, net of interest income ....................         (501,244)         (149,820)
Other  income ...............................................               15            38,751
Foreign currency translation ................................               84              (630)
Realized gain on marketable securities ......................          119,818           (32,382)
Unrealized gain on marketable securities ....................           43,751           607,237
                                                                  ------------      ------------

         Total Other Income (Expense) .......................         (337,576)          463,156
                                                                  ------------      ------------

Income (loss) before income taxes (benefit) .................         (364,897)          952,947

Income taxes (benefit) ......................................           11,484           128,393
                                                                  ------------      ------------

Net Income (loss) ...........................................         (376,381)          824,554

Retained Earnings (Deficit) - Beginning .....................       (3,230,700)       (4,771,590)
                                                                  ------------      ------------

Retained Earnings (Deficit) - End ...........................     $ (3,607,081)     $ (3,947,036)
                                                                  ============      ============

         Earnings (loss) per common share
                        Primary .............................     $     (0.013)     $      0.032
                                                                  ============      ============
                        Fully Diluted .......................     $     (0.013)     $      0.032
                                                                  ============      ============
         Weighted average number of common share outstanding:
                        Primary .............................       28,530,291        25,720,460
                                                                  ============      ============
                        Fully Diluted .......................       28,584,093        25,720,460
                                                                  ============      ============

                         See accompanying notes to financial statements.

                                   DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
                                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       FOR THE SIX MONTHS ENDED JUNE 30,

CASH FLOWS FROM OPERATING ACTIVITIES                                                  1998           1997
                                                                                 -----------      -----------
   Net Income (loss) .......................................................     $  (376,381)     $   824,554

   Adjustments  to  reconcile  net  income
    to net cash  provided  by  operating activities:
          Depreciation and amortization ....................................         620,302          192,581
          Stock issued for services ........................................         372,000             --
          Stock issued to purchase a lease .................................            --            210,000
          Stock issued in settlement of a lawsuit ..........................            --            150,000
          Stock returned in settlement of a lawsuit ........................            --            (21,131)
          Unrealized gain on transfer from non-marketable to marketable ....            --            598,900
   Changes in assets and liabilities
   (Increase) Decrease in:
         Accounts receivable ...............................................        (800,606)      (1,871,981)
         Marketable securities .............................................       1,601,698         (261,487)
         Inventories .......................................................      (2,333,174)      (1,817,859)
         Deferred taxes ....................................................         (22,118)          49,000
         Prepaid expenses and other current assets .........................        (977,712)        (790,748)
         Deposits and other assets .........................................        (101,787)         (61,883)
   Increase (decrease) in:
         Accounts payable ..................................................        (566,507)       1,193,752
         Accrued expenses and other current liabilities ....................         841,270          (17,158)
         State income taxes payable ........................................          22,286           84,580
                                                                                 -----------      -----------
Net cash used by operating activities ......................................      (1,720,729)      (1,538,880)
                                                                                 -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
         Payments for purchase of assets of subsidiary, net of cash acquired      (4,924,073)            --
         Payments made for property and equipment ..........................        (780,347)        (417,730)
                                                                                 -----------      -----------
Net Cash used by investing activities ......................................      (5,704,073)        (417,730)
                                                                                 -----------      -----------

                                   DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
                                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       FOR THE SIX MONTHS ENDED JUNE 30,

CASH FLOWS FROM FINANCING ACTIVITIES                                                 1998           1997
                                                                                 -----------      -----------
         Proceeds (repayments) of note payable- bank .......................       2,325,000          500,000
         Proceeds from shareholder note ....................................       7,100,000             --
         Principal payments on long-term debt ..............................         (41,417)         (34,472)
         Stock warrant exercised ...........................................          66,000             --
         Foreign Currency Translation ......................................          (6,206)          12,163
         Purchase of treasury stock ........................................      (2,770,002)            --
         Net proceeds from sale of common stock ............................            --          3,198,625
                                                                                 -----------      -----------
Net cash provided by financing activities ..................................       6,673,375        3,676,316
                                                                                 -----------      -----------

NET DECREASE IN CASH AND EQUIVALENTS .......................................        (751,774)       1,719,706

CASH AND CASH EQUIVALENTS - BEGINNING ......................................         882,884        1,398,905
                                                                                 -----------      -----------

CASH AND CASH EQUIVALENTS - END ............................................     $   131,110      $ 3,118,611
                                                                                 ===========      ===========

         Supplemental cash flow information
         Cash paid for: ....................................................            1998             1997
                                                                                 -----------      -----------
         Interest ..........................................................     $   174,350      $   165,760
         Taxes .............................................................     $    27,134      $    17,160


                   See accompanying notes to financial statements.

                              DHB CAPITAL GROUP INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997


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


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Three Months Ended June 30, 1998, Compared to the Three Months Ended June 30, 1997.

Consolidated net sales for the three months ended June 30, 1998 increased by approximately $2,182,000 over sales for the three months ended June 30, 1997. In February of 1998, DHB acquired two subsidiaries, Lanxide Armor Products Inc.
(LAP) and Lanxide Electronic Components Inc. (LEC). These acquisitions contributed approximately, $1,770,000 to the Company's sales for the quarter. The gross profit improved by 4% for the quarter ended June 30, 1998 over the quarter ending June 30, 1997 due to new product lines which yield a larger profit margin.

Operating income increased from $63,069 for the three months ended June 30, 1997 to $410,555 for the quarter ended June 30, 1998. This improvement is attributed to a higher sales volume and greater profit margins.

The Company's interest expense for the quarter ended June 30, 1998 increased to approximately $329,000 from $82,000 for the quarter ended June 30, 1997 as a result of the increased borrowings to finance the acquisitions.

Liquidity and Capital Resources

The Company's primary capital requirements over the next twelve months are to assist PACA , Point Blank, NDL, OPI, Zunlindage, LAP, LEC and DHB KK in financing their working capital requirements. Working Capital at June 30, 1998 was $12,979,000 as compared to $14,403,000 at June 30, 1997. Working capital is needed to finance the receivables, manufacturing process and inventory. The current ratio is 2:1 at June 30, 1998 as compared to 3.20:1 at June 30, 1997.

Cash, cash equivalents, and marketable securities totaled $233,000 at June 30, 1998 and $5,122,000 at June 30, 1997. The Company repurchased and retired approximately $386,000 of its common stock in the open market during the quarter ended June 30, 1998.

Effect of Inflation and Changing Prices.

The Company did not experience increases in raw material prices during the three months ended June 30, 1998 and 1997. The Company believes it will be able to increase prices on their products to meet future price increases in raw materials, should they occur.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

DL Cromwell Investments Inc. filed an action against the Company in the United States District Court Eastern Division of New York in connection with the breach of a consulting agreement. The Company and its attorneys believe the case is
meritless  and  intends  to  vigorously   defend  the  claim  and  to  pursue  a
counterclaim.

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

Dated:  August 13, 1998                          DHB CAPITAL GROUP INC.


                                                 /S/ David H. Brooks
                                                 -------------------
                                                 David H. Brooks
                                                 Chairman of the Board,  Chief
                                                 Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the Registrant and in capacities and at the dates indicated:


       Signature                    Capacity                         Date
       ---------                    --------                         ----
  /S/ David H. Brooks        Chairman of the Board              August 13, 1998
  -------------------
  David H. Brooks


  /S/ Mary Kreidell          Chief Financial Officer            August 13, 1998
  -----------------
  Mary Kreidell


  /S/ Gary Nadelman          Director                           August 13, 1998
  -----------------
  Gary Nadelman