Form 10QSB/A
period 1998-03-31
DHB CAPITAL GROUP INC /DE/
filed 1998-08-24
CIK 899166

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                               Form 10-QSB/A No. 1

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

The filing Form 10-QSB/A No. 1 amends the Quarterly Report on Form 10QSB Dated May 14, 1998 of DHB Capital Group Inc. (the Company). The undersigned Registratn hereby amends the following items, the weighted average number of shares on the statements of operations and retained earnings on Form 10-QSB dated May 14, 1998.


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
                                                             ===========          ===========

                     DHB CAPITAL GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                              UNAUDITED
                                                            MARCH 31, 1998     DECEMBER 31, 1997
                                                            --------------     -----------------
           LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES
     Note payable .................................          $ 3,375,000          $ 2,675,000
     Current maturities of long term debt .........              131,175               65,192
     Accounts payable .............................            5,868,403            5,072,929
     Accrued expenses and other current liabilities            1,809,589              708,631
                                                             -----------          -----------

                  Total Current Liabilities .......           11,184,167            8,521,752
                                                             -----------          -----------

  LONG TERM LIABILITIES
    Long term debt, net of current maturities .....              413,311              111,258
    Note Payable - stockholder ....................            8,300,000            1,300,000
                                                             -----------          -----------

                  Total Long Term Debt ............            8,713,311            1,411,258
                                                             -----------          -----------

                  Total Liabilities ...............           19,897,478            9,933,010
                                                             -----------          -----------

   COMMITMENTS AND CONTINGENCIES

   Common Stock, $.001 par value; 100,000,000 shares
     authorized, 24,742,602 and 25,347,224 issued
     and outstanding respectively .................               24,743               25,347
   Additional paid-in capital                                 18,569,676           20,953,107
   Accumulated Deficit                                        (3,715,771)          (3,230,700)
   Foreign currency translation adjustment                       (16,720)              (6,135)
                                                             -----------          -----------
   TOTAL STOCKHOLDERS' EQUITY .....................           14,861,928           17,741,619
                                                             -----------          -----------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....          $34,759,406          $27,674,629
                                                             ===========          ===========

                 See accompanying notes to financial statements.

                    DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
      UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                      FOR THE THREE MONTHS ENDED MARCH 31,

                                                                            1998              1997
                                                                        ------------      ------------
Net sales .........................................................     $ 10,595,074      $  7,144,676

Cost of sales .....................................................        7,876,092         4,762,894
                                                                        ------------      ------------
      Gross Profit ................................................        2,718,982         2,381,782

 Selling, general and administrative expenses .....................        3,101,742         1,925,056
                                                                        ------------      ------------
      Income(Loss) before other income (expense) ..................         (382,760)          456,726
                                                                        ------------      ------------
Other Income (Expense)
      Interest expense, net of interest income ....................         (171,571)          (50,371)
      Dividend income .............................................                8            12,617
   Other income ...................................................             --              21,131
      Foreign currency translation ................................              742            (4,544)
      Realized gain on marketable securities ......................           46,460           229,941
      Unrealized gain on marketable securities ....................           30,000          (288,450)
                                                                        ------------      ------------

               Total Other Income (Expense) .......................          (94,361)          (79,676)
                                                                        ------------      ------------

      Income (loss) before income taxes (benefit) .................         (477,121)          377,050

      Income taxes (benefit) ......................................            7,950            13,000
                                                                        ------------      ------------

      Net Income (loss) ...........................................         (485,071)          364,050

               Retained Earnings (Deficit) - Beginning ............       (3,230,700)       (4,771,590)
                                                                        ------------      ------------

               Retained Earnings (Deficit) - End ..................     $ (3,715,771)     $ (4,407,540)
                                                                        ============      ============
               Earnings (loss) per common share
                              Primary .............................     $     (0.018)     $      0.015
                                                                        ============      ============
                              Fully Diluted .......................     $     (0.017)     $      0.015
                                                                        ============      ============

               Primary weighted average number of shares ..........       25,002,979        25,078,907
               Add warrants .......................................        4,553,765         1,716,333
                                                                        ------------      ------------
               Fully diluted weighted average number of shares ....       29,556,774        26,795,240
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

Dated:  August 24, 1998                          DHB CAPITAL GROUP INC.


                                              /S/ David H. Brooks
                                              -------------------------------
                                              Chairman of the Board,  Chief
                                              Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the Registrant and in capacities and at the dates indicated:


      Signature                       Capacity                        Date
      ---------                       --------                        ----

 /S/ David H. Brooks           Chairman of the Board             August 24, 1998
----------------------



  /S/ Mary Kreidell           Chief Financial Officer            August 24, 1998
----------------------



  /S/ Gary Nadelman                   Director                   August 24, 1998
----------------------