Form 10QSB/A
period 1998-06-30
DHB CAPITAL GROUP INC /DE/
filed 1998-08-24
CIK 899166

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

As of August 21, 1998, there were 24,855,872 shares of Common Stock, $.001 par value outstanding.

The filing Form 10-QSB/A No. 1 amends the Quarterly Report on Form 10QSB Dated August 13, 1998 of DHB Capital Group Inc. (the Company). The undersigned Registrant hereby amends the following items, the weighted average number of shares on the statements of operations and retained earnings on Form 10-QSB dated August 13, 1998.


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
                                                                                 ============      ============

                                      DHB CAPITAL GROUP INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                                   (continued)

                                                                                   UNAUDITED
                                                                                JUNE 30, 1998   DECEMBER 31, 1997
                                                                                -------------   -----------------
                              LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES
     Note payable ..........................................................     $  5,000,000      $  2,675,000
     Current maturities of long term debt ..................................          135,069            65,192
     Accounts payable ......................................................        5,663,930         5,072,929
     Accrued expenses and other current liabilities ........................        2,227,292           708,631
                                                                                 ------------      ------------
                  Total Current Liabilities ................................       13,026,291         8,521,752
                                                                                 ------------      ------------

   LONG TERM LIABILITIES
     Long term debt, net of current maturities ..............................         387,116           111,258
   Note Payable - stockholder ..............................................        8,400,000         1,300,000
                                                                                 ------------      ------------
                  Total Long Term Debt .....................................        8,787,116         1,411,258
                                                                                 ------------      ------------

                  Total Liabilities ........................................       21,813,407         9,933,010
                                                                                 ------------      ------------

   STOCKHOLDERS' EQUITY
    Common stock $.001 par value; 100,000,000 shares authorized, 24,795,872
      and 25,347,224 issued and outstanding, respectively...................           24,796            25,347
    Additional paid-in capital .............................................       18,621,637        20,953,107
    Accumulated deficit ....................................................       (3,607,081)       (3,230,700)
    Foreign currency translation adjustment ................................          (12,341)           (6,135)
                                                                                 ------------      ------------
   STOCKHOLDERS' EQUITY ....................................................       15,027,011        17,741,619
                                                                                 ------------      ------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..............................     $ 36,840,418      $ 27,674,629
                                                                                 ============      ============

                 See accompanying notes to financial statements.

                             DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
              UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                               FOR THE THREE MONTHS ENDED JUNE 30,

                                                                       1998              1997
                                                                  ------------      ------------

Net sales ...................................................     $ 10,523,527      $  8,400,842

Cost of sales ...............................................        6,848,302         5,758,367
                                                                  ------------      ------------

Gross Profit ................................................        3,675,225         2,642,475

Selling, general and administrative expenses ................        3,319,788         2,609,411
                                                                  ------------      ------------

Income(Loss) before other income (expense) ..................          355,437            33,064
                                                                  ------------      ------------
Other Income (Expense)
Interest expense, net of interest income ....................         (329,672)          (99,449)
Dividend income .............................................                7             5,003
Foreign currency translation ................................             (658)            3,914
Realized gain on marketable securities ......................           73,359          (262,323)
Unrealized gain on marketable securities ....................           13,751           895,687
                                                                  ------------      ------------

         Total Other Income (Expense) .......................         (243,213)          542,832
                                                                  ------------      ------------
Income (loss) before income taxes (benefit) .................          112,224           575,896

Income taxes (benefit) ......................................            3,534           115,392
                                                                  ------------      ------------

Net Income (loss) ...........................................          108,690           460,504

Retained Earnings (Deficit) - Beginning .....................       (3,715,771)       (4,407,540)
                                                                  ------------      ------------

Retained Earnings (Deficit) - End ...........................     $ (3,607,081)     $ (3,947,036)
                                                                  ============      ============

         Earnings (loss) per common share
                        Primary .............................     $      0.004      $      0.018
                                                                  ============      ============
                        Fully Diluted .......................     $      0.004      $      0.018
                                                                  ============      ============

         Primary weighted average number of shares ..........       24,774,376        24,713,138
         Warrants............................................        4,453,563         1,720,891
                                                                  ------------      ------------
         Fully diluted weighted average number of shares ....       29,227,939        26,434,029
                                                                  ============      ============

                         See accompanying notes to financial statements.

                             DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
              UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                FOR THE SIX MONTHS ENDED JUNE 30,

                                                                       1998              1997
                                                                  ------------      -------------

Net sales ...................................................     $ 21,118,599      $ 15,545,517

Cost of sales ...............................................       14,724,382        10,527,531
                                                                  ------------      ------------

Gross Profit ................................................        6,394,217         5,017,986

Selling, general and administrative expenses ................        6,421,538         4,528,195
                                                                  ------------      ------------

Income(Loss) before other income (expense) ..................          (27,321)          489,791
                                                                  ------------      ------------
Other Income (Expense)
Interest expense, net of interest income ....................         (501,244)         (149,820)
Other  income ...............................................               15            38,751
Foreign currency translation ................................               84              (630)
Realized gain on marketable securities ......................          119,818           (32,382)
Unrealized gain on marketable securities ....................           43,751           607,237
                                                                  ------------      ------------

         Total Other Income (Expense) .......................         (337,576)          463,156
                                                                  ------------      ------------

Income (loss) before income taxes (benefit) .................         (364,897)          952,947

Income taxes (benefit) ......................................           11,484           128,393
                                                                  ------------      ------------

Net Income (loss) ...........................................         (376,381)          824,554

Retained Earnings (Deficit) - Beginning .....................       (3,230,700)       (4,771,590)
                                                                  ------------      ------------

Retained Earnings (Deficit) - End ...........................     $ (3,607,081)     $ (3,947,036)
                                                                  ============      ============

         Earnings (loss) per common share
                        Primary .............................     $     (0.013)     $      0.032
                                                                  ============      ============
                        Fully Diluted .......................     $     (0.013)     $      0.032
                                                                  ============      ============

         Primary weighted average number of shares ..........       24,888,046        24,075,677
         Add warrants .......................................        4,404,523         1,720,891
                                                                  ------------      ------------
         Fully Diluted weighted average number of shares.....       29,292,569        25,796,568
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

Dated:  August 24, 1998                          DHB CAPITAL GROUP INC.


                                                 /S/ David H. Brooks
                                                 -------------------
                                                 David H. Brooks
                                                 Chairman of the Board,  Chief
                                                 Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the Registrant and in capacities and at the dates indicated:


       Signature                    Capacity                         Date
       ---------                    --------                         ----
  /S/ David H. Brooks        Chairman of the Board              August 24, 1998
  -------------------
  David H. Brooks


  /S/ Mary Kreidell          Chief Financial Officer            August 24, 1998
  -----------------
  Mary Kreidell


  /S/ Gary Nadelman          Director                           August 24, 1998
  -----------------
  Gary Nadelman