Form 10KSB/A
period 1997-12-31
DHB CAPITAL GROUP INC /DE/
filed 1998-08-25
CIK 899166

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

The filing  Form  10-KSB/A  No. 1 amends the Annual  Report on Form 10KSB  Dated
March  20,  1998 of DHB  Capital  Group  Inc.  (the  Company).  The  undersigned
Registrant hereby amends the following items, the weighted average number of shares on the statements of operations and retained earnings in the financial statements on Form 10-KSB dated March 20, 1998.

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

                             DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                 FOR THE YEARS ENDED DECEMBER 31,

                                                                       1997             1996
                                                                  ------------      -----------
Net sales ...................................................     $ 33,271,607      $ 23,378,698

Cost of sales ...............................................       22,153,925        19,027,741
                                                                  ------------      ------------

      Gross Profit ..........................................       11,117,682         4,350,957

 Selling, general and administrative expenses ...............        9,641,655         8,668,950
                                                                  ------------      ------------

      Income(Loss) before other income (expense) ............        1,476,027        (4,317,993)
                                                                  ------------      ------------

Other Income (Expense)
      Interest expense, net of interest income ..............         (339,754)         (327,347)
      Other income ..........................................           51,599            24,350
      Write-down of net assets in Subsidiary ................             --            (529,578)
      Loss on holding of equity investments .................          372,000        (1,000,000)
      Realized gain on marketable securities ................          (72,175)          381,337
      Unrealized gain on marketable securities ..............          449,702            69,168
                                                                  ------------      ------------

               Total Other Income (Expense) .................          461,372        (1,382,070)
                                                                  ------------      ------------

      Income (loss) before income taxes (benefit) ...........        1,937,399        (5,700,063)

      Income taxes (benefit) ................................          396,509          (834,191)
                                                                  ------------      ------------

      Net Income (loss) .....................................     $  1,540,890      $ (4,865,872)
                                                                  ============      ============

      Earnings (loss) per common share
               Primary ......................................     $       0.06      ($      0.22)
                                                                  ============      ============
               Fully Diluted ................................     $       0.05      ($      0.20)
                                                                  ============      ============

      Primary weighted average number of shares outstanding .       24,837,771        22,530,504
      Warrants ..............................................        2,695,719         2,349,017
                                                                  ------------      ------------
      Fully Diluted weighted average number of shares
         outstanding ........................................       27,533,490        24,879,521
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
Investment in subsidiaries


                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(D) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this the 24th day of August, 1998.

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


Signature                               Capacity                      Date
---------                               --------                      ----

/S/David H. Brooks                Chairman of the Board          August 24, 1998
-------------------               and Director
David H. Brooks

/S/Mary Kreidell                  Treasurer/Director             August 24, 1998
-----------------                 Principal Financial Officer
Mary Kreidell                     Principal Accounting Officer

/S/Gary Nadelman                  Director                       August 24, 1998
----------------
Gary Nadelman