Form 10QSB
period 1998-09-30
DHB CAPITAL GROUP INC /DE/
filed 1998-11-13
CIK 899166

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



          FOR THE QUARTER
              ENDED
          SEPTEMBER 30, 1998                    Commission File No. 0-22429



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

As of November 9, 1998, there were 24,855,872 shares of Common Stock, $.001 par value outstanding.

================================================================================

                                    CONTENTS



PART I  Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheet as of September 30, 1998 and December 31, 1997


Unaudited Consolidated Statements of Operations and Retained Earnings
      For The Three Months Ended September  30, 1998 and 1997

Unaudited Consolidated Statements of Operations and Retained Earnings
      For The Nine Months Ended September  30, 1998 and 1997

Unaudited Consolidated Statements of Cash Flows For The Six Months Ended
      September 30, 1998 and 1997

Unaudited Notes to Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Results of Operations Operations and Financial Condition


PART II  Other Information

Signatures

                     DHB CAPITAL GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                   UNAUDITED
                                                                 SEPT. 30, 1998    DECEMBER 31, 1997
                                                                 --------------    -----------------
                              ASSETS
                              ------
CURRENT ASSETS
   Cash and cash equivalents ...............................     $     29,551      $    882,884
   Marketable securities ...................................          102,086         1,703,806
   Accounts receivable, less allowance for doubtful
         accounts of $369,369 and $303,320 .................        8,574,072         6,285,181
   Inventories .............................................       18,797,668        12,543,474
   Prepaid expenses and other current assets ...............        1,644,889           727,421
                                                                 ------------      ------------
                  Total Current Assets .....................       29,148,266        22,142,766
                                                                 ------------      ------------

    PROPERTY AND EQUIPMENT, at cost, net of accumulated
       depreciation of $1,972,375 and $978,770, respectively        6,679,333         2,374,085
                                                                 ------------      ------------

   OTHER ASSETS
     Intangible assets, net ................................        1,314,904           588,017
     Investments in non-marketable securities ..............        1,688,750         1,688,750
     Deferred tax assets ...................................          455,300           455,300
     Deposits and other assets .............................          568,054           425,711
                                                                 ------------      ------------
                  Total Other Assets .......................        4,027,008         3,157,778
                                                                 ------------      ------------

TOTAL ASSETS ...............................................     $ 39,854,607      $ 27,674,629
                                                                 ============      ============

                     DHB CAPITAL GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                   UNAUDITED
                                                                 SEPT. 30, 1998    DECEMBER 31, 1997
                                                                 --------------    -----------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

    CURRENT LIABILITIES
     Note payable ..........................................     $  5,000,000      $  2,675,000
     Current maturities of long term debt ..................          123,923            65,192
     Accounts payable ......................................        5,708,212         5,072,929
     Accrued expenses and other current liabilities ........        2,758,333           708,631
                                                                 ------------      ------------
                  Total Current Liabilities ................       13,590,468         8,521,752
                                                                 ------------      ------------

  LONG TERM LIABILITIES
    Long term debt, net of current maturities ..............          365,288           111,258
   Note Payable - stockholder ..............................       10,350,900         1,300,000
                                                                 ------------      ------------
                  Total Long Term Debt .....................       10,716,188         1,411,258
                                                                 ------------      ------------

                  Total Liabilities ........................       24,306,656         9,933,010
                                                                 ------------      ------------

   STOCKHOLDERS' EQUITY
    Common stock, $.001 par value,
        100,000,000 shares authorized, 24,855,872 and
          25,347,224 issued and outstanding, respectively ..           24,856            25,347
Additional paid-in capital .................................       18,861,597        20,953,107
    Accumulated deficit ....................................       (3,351,259)       (3,230,700)
    Foreign currency translation adjustment ................           12,757            (6,135)
                                                                 ------------      ------------
   STOCKHOLDERS' EQUITY ....................................       15,547,931        17,741,619
                                                                 ------------      ------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..............     $ 39,854,607      $ 27,674,629
                                                                 ============      ============



See accompanying notes to financial statements.

                    DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
      UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,

                                                                 1998              1997
                                                             ------------      ------------
    Net sales ..........................................     $ 10,191,753      $  9,004,476

    Cost of sales ......................................        5,983,494         6,320,158
                                                             ------------      ------------

Gross Profit ...........................................        4,208,259         2,684,318

   Selling, general and administrative expenses ........        3,553,922         2,444,343
                                                             ------------      ------------

Income before other income (expense) ...................          654,337           239,975
                                                             ------------      ------------

   Other Income (Expense)
Interest expense, net of interest income ...............         (381,549)          (93,391)
Dividend income ........................................                0               100
Foreign currency translation gain (loss) ...............           (9,493)            4,259
Realized gain (loss) on marketable securities ..........             --             (28,124)
Unrealized gain on marketable securities ...............             --             113,693
                                                             ------------      ------------

         Total Other Income (Expense) ..................         (391,042)           (3,463)
                                                             ------------      ------------

Income (loss) before income taxes ......................          263,295           236,512

Income taxes ...........................................            7,473            10,739
                                                             ------------      ------------

Net Income .............................................          255,822           225,773

Accumulated Deficit - Beginning ........................       (3,607,081)       (3,947,036)
                                                             ------------      ------------

Accumulated Deficit - End ..............................     $ (3,351,259)     $ (3,721,263)
                                                             ============      ============

         Earnings per common share
                        Primary ........................     $      0.010      $      0.009
                                                             ============      ============
                        Fully Diluted ..................     $      0.009      $      0.007
                                                             ============      ============

         Primary weighted average number of shares .....       24,832,394        25,775,527
         Add warrants ..................................        4,673,200         4,402,188
                                                             ------------      ------------
         Fully Diluted weighted average number of shares       29,505,594        30,177,714
                                                             ============      ============

                See accompanying notes to financial statements.

                    DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
      UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                                 1998              1997
                                                             ------------      ------------
    Net sales ..........................................     $ 31,310,351      $ 24,549,991

    Cost of sales ......................................       20,707,864        16,993,707
                                                             ------------      ------------

Gross Profit ...........................................       10,602,487         7,556,284

   Selling, general and administrative expenses ........        9,975,477         6,826,504
                                                             ------------      ------------

Income before other income (expense) ...................          627,010           729,780
                                                             ------------      ------------

   Other Income (Expense)
Interest expense, net of interest income ...............         (882,795)         (243,225)
Other  income ..........................................               19            38,851
Foreign currency translation gain (loss) ...............           (9,409)            3,629
Realized gain (loss) on marketable securities ..........          119,818           (60,506)
Unrealized gain on marketable securities ...............           43,751           720,929
                                                             ------------      ------------

         Total Other Income (Expense) ..................         (728,616)          459,678
                                                             ------------      ------------

Income (loss) before income taxes ......................         (101,606)        1,189,458

Income taxes ...........................................          (18,953)          139,131
                                                             ------------      ------------

Net Income .............................................         (120,559)        1,050,327

Accumulated Deficit - Beginning ........................       (3,230,700)       (4,771,590)
                                                             ------------      ------------

Accumulated Deficit - End ..............................     $ (3,351,259)     $ (3,721,263)
                                                             ============      ============

         Earnings (loss) per common share
                        Primary ........................     $     (0.005)     $      0.043
                                                             ============      ============
                        Fully Diluted ..................     $     (0.004)     $      0.038
                                                             ============      ============

         Primary weighted average number of shares .....       24,869,291        24,648,520
         Add warrants ..................................        4,543,219         2,945,978
                                                             ------------      ------------
         Fully Diluted weighted average number of shares       29,412,511        27,594,498
                                                             ============      ============

                See accompanying notes to financial statements.

                    DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                                                        1998             1997
                                                                                     -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (loss) ...........................................................     $  (120,559)     $ 1,050,327

   Adjustments to reconcile net income to net
     cash provided by operating activities:
          Depreciation and amortization ........................................         894,763          305,313
          Stock issued for services ............................................         372,000           67,500
          Stock issued to purchase a lease .....................................            --            210,000
          Stock issued in settlement of a lawsuit ..............................            --            150,000
          Stock returned in settlement of a lawsuit ............................            --            (21,131)
          Unrealized gain on transfer from non-marketable to marketable ........            --           (598,900)
Changes in assets and liabilities
   (Increase) Decrease in:
         Accounts receivable ...................................................      (1,570,385)      (2,777,321)
         Marketable securities .................................................       1,601,720         (138,687)
         Inventories ...........................................................      (4,880,520)      (2,164,571)
         Deferred taxes ........................................................            --             49,000
         Prepaid expenses and other current assets .............................        (905,230)        (479,472)
         Deposits and other assets .............................................        (120,063)         (96,691)
   Increase (decrease) in:
         Accounts payable ......................................................        (522,225)       1,135,179
         Accrued expenses and other current liabilities ........................       1,394,597          247,101
                                                                                     -----------      -----------

Net cash used by operating activities ..........................................      (3,855,902)      (3,062,353)
                                                                                     -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
             Payments for purchase of assets of subsidiary,
                  net of cash acquired .........................................      (4,924,075)         134,356
             Payments made for property and equipment ..........................        (929,755)        (610,173)
                                                                                     -----------      -----------
Net Cash used by investing activities ..........................................      (5,853,830)        (475,817)
                                                                                     -----------      -----------

                    DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                                                        1998             1997
                                                                                     -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
            Proceeds (repayments) of note payable- bank ........................       2,325,000          500,000
            Proceeds from shareholder note .....................................       9,050,900             --
            Principal payments on long-term debt ...............................         (74,391)         (51,231)
            Stock warrant exercised ............................................          66,000             --
            Foreign Currency Translation .......................................          18,892            4,113
            Purchase of treasury stock .........................................      (2,770,002)      (1,028,300)
            Net proceeds from sale of common stock .............................         240,000        3,248,330
                                                                                     -----------      -----------
Net cash provided by financing activities ......................................       8,856,399        2,672,912
                                                                                     -----------      -----------

NET DECREASE IN CASH AND EQUIVALENTS ...........................................        (853,333)        (865,258)

CASH AND CASH EQUIVALENTS - BEGINNING ..........................................         882,884        1,249,655
                                                                                     -----------      -----------

CASH AND CASH EQUIVALENTS - END ................................................     $    29,551      $   384,397
                                                                                     ===========      ===========
         Supplemental cash flow information
         Cash paid for:
                                                                                         1998             1997
                                                                                     -----------      -----------
         Interest ..............................................................     $   280,399      $   211,414
         Taxes .................................................................     $    78,877      $    17,739



See accompanying notes to financial statements.

                              DHB CAPITAL GROUP INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


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

      The consolidated financial statements of DHB Capital Group, Inc. and Subsidiaries (the "Company") are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The consolidated Company includes the following entities:


2.    NASDAQ Small Cap Listing.
      On September 4, 1998, the Company's stock was listed on the NASDAQ Small Cap MarketTM. The listing was granted pursuant to satisfying certain conditions imposed by the NASDAQ Listing Qualifications Panel and subject to approval by the NASDAQ Review Committee. The following conditions were required by NASDAQ: (1) David Brooks, the Chairman of the Board, CEO, and majority shareholder of DHB and his brother, Jeffrey Brooks, were required to placed all shares beneficially owned by them into two separate voting trusts administered by a an independent trustee; who will vote the shares the way the majority shareholders vote; (2) Mr. David Brooks entered into a Standstill Agreement which prohibits him from buying or selling any stock of DHB for three years; Jeffrey Brooks entered into a Standstill Agreement which prohibited him from buying any stock of DHB for three years. (3) Mr. David Brooks was required to resign as Chief Executive Officer and a member of the Audit Committee; (4) An independent member was elected to serve as Co-Chairman of the Board along with Mr. David Brooks.
      (5) Jeffrey Brooks was required to lower his ownership of DHB to below 4.9% of the shares outstanding. Both David Brooks and Jeffrey Brooks complied with the NASDAQ requirements to help facilitate the listing on NASDAQ.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Three Months Ended September 30, 1998, Compared to the Three Months Ended September 30, 1997.

Consolidated net sales for the three months ended September 30, 1998 increased by approximately $2,187,000 over sales for the three months ended September 30, 1997, an increase of 13%. Operating income increased from $239,975 for the three months ended September 30, 1997 to $654,337 for the quarter ended September 30, 1998. This improvement is attributed to a higher sales volume and greater profit margins.

The Company's interest expense for the quarter ended September 30, 1998 increased to approximately $382,000 from $93,000 for the quarter ended September 30, 1997 as a result of the increased borrowings to finance the acquisitions and to support working capital requirements.



Liquidity and Capital Resources

The Company's primary capital requirements over the next twelve months are to assist PACA , Point Blank, NDL, OPI, Zunlindage, LAP, LEC, and DHB KK in financing their working capital requirements. Working Capital at September 30, 1998 was approximately $15,558,000 as compared to $13,621,000 at December 31, 1997. Working Capital is needed to finance the receivables, the manufacturing process, and inventory. The current ratio is 2.2:1 at September 30, 1998 compared to 2.6:1 at December 31, 1997.

Cash, cash equivalents, and marketable securities totaled $132,000 at September 30, 1998 and $2,587,000 at December 31, 1997.

The Company's capital expenditures for the nine months ended September 30, 1998 was approximately $930,000 which primarily was the result of equipment purchased for LEC. Capital Expenditures for the nine months ended September 30, 1997 was approximately $610,000.

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

Dated:  November 10, 1998                           DHB CAPITAL GROUP INC.


                                                     /S/ David H. Brooks
                                           Co-Chairman of the Board and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the Registrant and in capacities and at the dates indicated:


     Signature                    Capacity                         Date
     ---------                    --------                         ----


/S/ David H. Brooks       Co-Chairman of the Board          November 10, 1998


/S/ Mary Kreidell         Chief Financial Officer           November 10, 1998


/S/ Gary Nadelman         Co-Chairman of the Board          November 10, 1998