Form 10KSB
period 1998-12-31
DHB CAPITAL GROUP INC /DE/
filed 1999-04-01
CIK 899166

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                   For the fiscal year ended December 31, 1998

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934  [No  Fee Required]



 For   the    transition    period  from_______ to________

                           Commission File No. 0-22429

                             DHB CAPITAL GROUP INC.
                             ----------------------
                 (Name of small business issuer in its charter)

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

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B and no disclosure will be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by Reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ x ]

         Issuer's revenues for the most recent fiscal year: $41,834,425

Aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock sold, or the average bid and asked price of such stock, as of March 22, 1999: $15,296,076.

Number of shares outstanding of the issuer's common equity, as of March 20, 1999 (exclusive of securities convertible into common equity) : 25,627,440

Item 1.  BUSINESS
                               Business - History

         DHB Capital Group, Inc. (the "Company") was originally incorporated as a New York corporation on October 22, 1992, by Mr. David H. Brooks, the Company's Co-Chairman. Effective April 17, 1995 (the "Reincorporation Date"), pursuant to the authorization of the security holders of the Company, the Company was reincorporated (the "Reincorporation") in Delaware. Under the terms of the Reincorporation, the Delaware corporation is the successor in interest to all the rights, interests, assets and liabilities of the New York corporation. Holders of certificates which, prior to the Reincorporation Date, evidenced securities of the New York corporation, automatically became holders of a like number of securities of the Delaware corporation.

         DHB Capital Group Inc., is a holding company which has three divisions, DHB Armor Group, DHB Sports Group, and DHB Electronics Group. DHB Armor Group consists of Protective Apparel Corporation of America ("PACA"), Point Blank Body Armor Inc., Point Blank International ("PBInt'l") S.A., and Lanxide Armor Products Inc. ("LAP"). DHB Sports Group consists of NDL Products Inc. ("NDL") and Orthopedic Products Inc. ("OPI"). The DHB Electronics Group consists of Lanxide Electronic Components Inc. ("LEC") and DHB KK. DHB Armor Group develops, manufactures, and distributes bullet and projectile resistant garments, bullet resistant and fragmentation vests, bomb projectile blankets, and related ballistic accessories, as well as, certain hard composite armor for personnel, ground vehicles and aircraft. DHB Sports Group manufactures and distributes protective athletic apparel and equipment, such as elbow, breast, hip, groin, knee, shin and ankle supports, and wrist, elbow, groin and knee braces, a line of magnetic therapy product, as well as, orthopedic products. OPI is engaged in the manufacture and sale of medical and orthopedic products directly to the medical industry, including hospitals, sports medicine centers and medical practices. DHB Electronics Group manufactures and markets metal matrix composite materials (e.g. silicon carbide/aluminum composites) which function as packaging and structural thermal management components for the electronics industries.

DHB Armor Group

         The Company entered the body-armor business by acquiring PACA at the end of 1992. In August 1995, the Company, through a wholly-owned subsidiary, now known as Point Blank Body Armor, Inc., a Delaware corporation ("Point Blank"), acquired from a trustee in bankruptcy certain assets (the "Point Blank Assets") of Point Blank Body Armor, L.P., and an affiliated company (collectively, "Old Point Blank"), for a cash payment of $2,000,000, which was provided by a loan from Mr. Brooks. Old Point Blank had been a leading U.S. manufacturer of bullet-resistant garments and related accessories. On February 28, 1997, the Company exchanged a total of 666,000 shares of its registered common stock to acquire 100% of the common stock of Zunblindage S.A. a privately held Belgian corporation. In January 1999, the Company changed the name of Zunblindage S.A. to Point Blank International SA. PB Int'l is engaged in the manufacture and distribution of bullet resistant equipment, apparel and related products and specializes in marketing, distribution and sales of such products in Europe and the Middle East. On February 9, 1998, the Company purchased the common stock of two privately held Delaware corporations for $4.8 million which was funded by loans from Mr. Brooks. See - "The Company - Recent Acquisitions". LAP is an innovative company having unique technological capabilities in the development, design, testing and manufacture of composite hard armor systems. LAP has over ten years of experience in the performance of armor research and development for the U.S. Department of Defense, and more than seven years of experience in the design, manufacture testing and sale of products for specific armor systems and components. LAP's composite hard armor systems are based on patented and highly proprietary ceramic / metal composite systems.

DHB Sports Group

         On December 20, 1994, the Company, through a newly organized, wholly-owned subsidiary, DHB Acquisition, Inc., a Florida corporation, purchased (the "Transaction") the assets (the "NDL Assets"), free of all liabilities, of NDL Products, Inc., a Delaware corporation and also purchased the assets of its wholly-owned subsidiaries (collectively, the "Seller"), for a cash payment of $3,080,000, net of cash acquired, at an auction held pursuant to Chapter 7 of the Bankruptcy Code. Prior to the Transaction, the Seller was a debtor-in-possession under Chapter 11 of the United States Bankruptcy Code. The transaction was consummated pursuant to an order of the United States Bankruptcy Court, Southern District of Florida, dated December 20, 1994. The Company changed the name of DHB Acquisition, Inc., to "NDL Products, Inc."

         The Company expanded into the orthopedic products business by acquiring the outstanding capital stock of Orthopedic Products Inc., ("OPI"), a Florida corporation. The Company issued 270,000 shares of its registered Common Stock in March 1996, in two transactions, in exchange for all the outstanding capital stock of OPI. DHB initiated a lawsuit against the former shareholders of OPI, and as a result of that lawsuit being settled by mediation, 45,250 shares were returned.

DHB Electronics Group

         The other Delaware corporation purchased by the Company on February 9, 1998, is Lanxide Electronics Components, Inc. ("LEC"). LEC designs, manufactures and sells unique and heavily patented thermal management, packaging and structural components for the electronics industry. LEC's current products are primarily based on silicon carbide / aluminum composites which provide a unique combination of desirable properties including, high thermal conductivity, low coefficient of thermal expansion, light weight and high stiffness. These properties are ideally suited to provide a number of products including, but not limited to, power module and amplifier heat sinks and baseplates, microprocessor package lids, heat spreaders, printed wiring board cores, carriers, package bases and fluid cooled heat sinks. LEC has over seven years of experience in the design, manufacture and sale of electronic component parts in the hi-tech electronics industry. On May 29, 1998, the Company acquired a Japanese subsidiary, DHB KK for a cash payment of $375,000. This company markets LEC's products in Japan.

Recent Developments

         Point Blank International. In January 1999, the name of our Belgian Company, Zunblindage S.A., was changed to Point Blank International S.A. ("PB Int'l")

         NASDAQ Small Cap Listing. On September 4, 1998, the Company's stock became listed on the NASDAQ Small Cap MarketTM listing. The listing was granted pursuant to satisfying certain conditions the NASDAQ Listing Qualifications Panel required. The following is a list of the conditions which the NASDAQ required: (1) David Brooks, the Chairman, CEO, and majority shareholder placed all shares beneficially owned by him into a three year voting trust administered by a an independent trustee who votes the shares according to the majority shareholders vote; (2) David Brooks will not buy or sell any shares beneficially owned by him for a three year period (3) David Brooks resigned as Chief
Executive Officer; (4) David Brooks resigned as a Director of the Audit Committee; and (5) David Brooks would be Co-Chairman along with an independent Board Member; (6) Jeffrey Brooks, David's brother, would lower his ownership of the Company to not more than 4.9 percent of the outstanding shares by July 27, 1999, forgo buying any additional shares of the Company for three years and all the shares owned by him were placed into a Voting Trust.

         Exclusive license and trademark agreement with Magnesystems. On January 16, 1998, the Company signed an exclusive (except for certain rights in the field of products for horses) licensing agreement, to make, use and sell magnetic products covered by certain US and Canadian patents, along with the technical know how related to the magnetic products in the possession of Magnesystems.

         Buyback of Common Stock. On February 4, 1998, the board of Directors of the Company announced its authorization for the Company to purchase up to one million additional shares of its common stock on the open market, from time to time, at its discretion. The Board of Directors had previously authorized the repurchase of one million shares of its common stock in October 1996. To date, the Company has repurchased and retired 1,284,854 shares at a cost of $4,915,419.

         The Company has no specific plans, arrangements, understandings or commitments with respect to any future acquisition, and it is uncertain as to when or if any acquisition will be made. The Company is not currently involved in any substantive negotiations for purchasing any business or group of assets.


                                    BUSINESS

DHB Armor Group ("the Armor Group")

         Products. The Armor Group can be further divided into the "soft" body armor group ("Soft Armor Group") and the "hard" armor group ("Hard Armor Group"). Point Blank, PACA, and PB Int'l comprise the soft body armor group and they manufacture two basic types of body armor: concealable armor, which is designed to be worn beneath the user's clothing, and tactical armor, which is worn externally and is designed to protect against more serious ballistic threats. LAP is known as the "hard' armor group. Hard armor is manufactured from ceramic/metal composite materials for use in various vehicles including ground vehicles and aircraft, as well as personal body armor.

         With regards to the Soft Armor Group, both the concealable and tactical vests are manufactured using multiple layers of KevlarTM and/or a combination of KevlarTM, Gold FlexTM, SpectrashieldTM, SpectraFibreTM, ballistic fabric, then covered and fully enclosed in an outer carrier. Although some products of Point Blank and PACA are competitive with each other, brand recognition, brand loyalty and distribution channels are expected to minimize the extent to which products of the two companies may impact each other's sales.

         Concealable vests are contoured to closely fit the user's body shape. The Soft Body Armor Group also sells a line of vests designed specifically for the body shapes of women users. Male vests are manufactured in standard sizes and may also be custom-made. Vests are fastened using Velcro-elastic strapping. Concealable vests may be supplemented for additional protection and supplied with a shock plate, such as SpectrashieldTM trauma plates or a new series of plates which are manufactured by the Hard Body Armor Group. These plates are becoming more integral with the supply of concealable armor. Vests may be supplemented with an additional armor plate made by the Hard Armor Group, which consists of either metal or certain composite materials to withstand greater threat levels than the vest is otherwise designed to protect against. The DiamondliteTM thin plate is an ultra lightweight plate, manufactured using proprietary patented processes which when combined with Level II ballistics, achieves a significant leap in ballistic protection from multiple hits from steel penetration bullets, AK-47, 7.62 x 39 mm and similar threats.

         During 1998, Point Blank introduced more than fifteen new NIJ (National Institute of Justice) certified vests. Among the more notable was the updating of the original Hi-Lite line which now provided Point Blank's law enforcement customers with exceptional protection (under one pound per square foot). This was a remarkable improvement of an existing excellent design and will continue to be a Point Blank asset in the future. In addition, the introduction of the Fusion line provided Point Blank's federal law enforcement customers with the highest level of ballistic protection in all NIJ threat levels available in the body armor industry today - incomparable in today's body armor industry by all standards.

         DHB Armor Group also introduced a new Corrections body armor division in 1998. DHB Armour Group developed and distibuted new catalogs which were devoted exclusively to the Correctional Law Enforcement Community. A customer service department was expanded to add representatives who would support only the Correctional division. The Counterpoint series of vests and Deflex series of vests were a key product introduction in conjunction with this new division. Counterpoint combines ballistic protection with anti-stab protection in an unforeseen, versatile manner. DHB Armor Group's full line of correctional vests for anti-stab protection are derived from extensive research and the realization that correction officers have specific needs unique to law enforcement. Point Blank was awarded the Delaware Corrections Officers Association contract.

         Point Blank's Goldflex Level II was rated #1 in wearability and comfort during yearlong blind wear testing by New York City Police Department male officers while PACA was most wearable by the female officers. Combined, Point Blank and PACA were the recipients of a five million dollar contract awarded by the New York City Police Department, one of the most prestigious contracts ever awarded in the industry (with possibly the exception of Interceptor.)

         With the updating of the Marine Corps standard issue Flak Jacket - the largest and most progressive contract of its kind was awarded to Point Blank, the Interceptor program. This contract has the potential value in excess of $150,000,000. In addition, although Interceptor has already been accepted by the Marine Corps, with the cooperation of manufacturers such as DuPont, Point Blank is able to continue with unlimited, non-stop research and development to further optimize the Interceptor project and levels of performance.

         As a result of Point Blank's contract awards during 1998, and in anticipation of the increased volume with our government contracts, Point Blank has added an additional Gerber machine, a computerized cutting machine, which will more than double the cutting capacity of the plant. This will enable manufacturing to meet the higher production levels due to the increased demand for Point Blank's products.

         PACA was awarded a prestigious contract from the State of California with a value in excess of $1.8 million. This contract is further proof of PACA's proven ability to design, develop and produce innovative, concealable soft body armor at competitive prices. One of PACA's new innovative products utilizes a new weave in ballistic fabric which resulted in a lightweight ballistic vest. Other contracts awarded to PACA were the US Federal Drug Enforcement Agency and the US Immigration and Naturalization Service contract which it shares with Point Blank.

         PACA's wholesale prices for concealable vests range from approximately $150 to approximately $375. Point Blank's wholesale prices for its concealable vests range from approximately $215 to $540, and PB Int'l's prices range from $300 to $500. The Soft Body Armor Group expects to continue these price levels.

         Tactical vests are designed to give all-around protection and more coverage around the neck, shoulders and kidneys than concealable vests. These vests contain pockets to incorporate small panels constructed from, for example, hard composite materials and high-alumina ceramic tiles (made by the Hard Armor Group), all of which provide additional protection against high power rifle fire. Tactical vests come in a variety of styles, including tactical assault vests, high-coverage armor, and flak jackets, each of which is manufactured to protect against varying degrees of ballistic threats. The DiamondliteTM series of plates also includes a tactical plate made from novel composite materials. Specifically, DiamondliteTM tactical plates are made from DIMOX-HTTM composite armor, a high performance ceramic matrix composite manufactured by the Hard Armor Group. The DiamondliteTM Tactical Plate is only 1/2" thick and weighs under six pounds, far less than the commonly used alternative plates which weigh 8-10 pounds. According to NIJ body armor Standards, the tactical plate is certified as Level IV when used in conjunction with a Level IIIA vest. PACA hired an ex-navy seal and former police training officer, Howard Wasdin to add his expertise in tactical body armor and head the sales and research and development for PACA's tactical series. PACA's wholesale prices of these products range from approximately $370 to approximately $1,200. Point Blank's wholesale prices for its tactical garments range from approximately $500 to $1,350, and PB Int'l prices range from $700-$1,400. The Armor Group expects to continue these price levels.

         The Soft Armor Group's other body-armor products include a tactical police jacket, military field jacket, executive vests, NATO-style vests, fragmentation vests and attack vests. Bomb and fragmentation vests and pants are designed to specifications in U.S. government contracts to offer protection against materials and velocities associated with the fragmentation of explosive devices such as grenades and artillery shells. PACA was awarded a contract from the United States Army Soldier Command for the design and development of a technologically advanced countermine suit "Basis P31 CE". This five part contract will reach revenues in excess of $8.5 million. In general, concealable vests sold to law enforcement agencies and distributors are designed to resist bullets from handguns. Bomb gear utilizes a variety of designs and materials and patterns slightly different from bullet-resistant vests. The Soft Armor Group also manufactures a variety of accessories for use with its body armor products.

         The Hard Armor Group's or LAP's products, which are primarily based on novel and patented ceramic matrix composite technologies, are used when ballistic protection must be achieved using economically priced light weight armor. When weight is not critical, lower cost metallic armors are used. While weight is important in the full spectrum of armor protection, i.e., small arms to tank rounds, the most important applications for LAP's armor, in the near term, are for protection against threats up to 14.5 mm armored piercing (AP) projectiles and heavy artillery fragments. The most important markets are personnel armor, aircraft armor and armor for light land vehicles including armored personnel carriers (APC). LAP is fundamentally a composite armor company, i.e., LAP makes ceramic matrix composite materials which are used as hard materials in armor and also makes armor panels and parts which use hard materials, e.g., ceramic matrix composites, ceramics and metals in conjunction with fiber reinforced plastic or metals.

         Initial production of armor started in 1991 during the Gulf War. LAP manufactures ceramic matrix composite tiles and armor panels for U.S. military cargo aircraft. In 1997 LAP developed and commercialized personnel armor products combining ceramic composite plates encapsulated within a specially designed fiber reinforced composite.

         Potential Product Liability. The products manufactured or distributed by the Armor Group, e.g., bullet-resistant vests, are used in situations which could result in serious personal injuries or death, as a potential result of the failure of such products, or otherwise. The Armor Group maintains product liability insurance for PACA, Point Blank and LAP in the amount of $20,000,000 each per occurrence, and $22,000,000 in the aggregate less a deductible of $5,000 for each company. PB Int'l maintains product liability insurance in the amount of $2,000,000 for each occurrence. There is no assurance that these amounts would be sufficient to cover the payment of any potential claim. In addition, there is no assurance that this or any other insurance coverage will continue to be available or, if available, that PACA, Point Blank and PB Int'l would be able to obtain it at a reasonable cost. Any substantial uninsured loss would have to be paid out of the Armor Group's assets, as applicable, and may have a material adverse effect on the Company's financial condition and results of operations on a consolidated basis. In addition, the inability to obtain product liability coverage would prohibit PACA, Point Blank, LAP or PB Int'l as applicable, from bidding for orders from certain governmental customers, because many governmental agencies require such coverage, and any such inability to bid would have a material adverse effect on the Company's financial condition and results of operations on a consolidated basis.

         Raw Materials and Manufacturing. The Soft Armor Group manufactures substantially all of their respective bullet-, bomb- and projectile-resistant garments and other ballistic-protection devices. The primary raw material used by the Soft Armor Group in 55% of its manufacturing of ballistic-resistant garments is Kevlar(TM), a patented product of E.I. Du Pont de Nemours & Co. Spectrashield(TM), GoldFlexTM, and SpectraFibre(TM), which are patented products of Allied Signal are used in approximately 45% of all vests. GoldFlexTM represents the latest in ballistic technology from Allied Signal. Utilizing Allied Signal's patented, non-woven Shield technology, GoldFlexTM is softer and thinner than traditional ballistic materials while offering the maximum in multi-hit and angled shot protective capabilities. The Soft Armor Group purchases cloth woven from these materials from three independent weaving companies. The woven fabric is placed on tables, layered over patterns for a particular component of a garment (for example, the front or back of a vest), cut using computerized cutting machines and electric knives, and then are stitched together. The Soft Armor Group utilizes several hundred patterns based upon size, shape and style (depending upon whether the garment is a bullet-, bomb- or fragmentation-resistant garment). KevlarTM, GoldFlexTM, SpectrashieldTM, SpectraFibreTM and Twaron differ in their pliability, strength and cost, such that the materials are combined to suit a particular application. In the opinion of management, the Soft Armor Group enjoys a good relationship with its suppliers of KevlarTM, SpectrashieldTM and SpectraFibreTM. If, however, Du Pont or its European licensee were to cease, for any reason, to manufacture and distribute the bullet-resistant fabrics, the Soft Armor Group would be required to utilize other fabrics, and the specifications of some of the Soft Armor Group's products would have to be modified. Until the Soft Armor Group selected an alternative fabric and appropriate ballistic tests were performed, its operations would be severely curtailed and the Soft Armor Group's financial condition and results of operations would be adversely affected.

         The Hard Armor Group manufactures all of its composite hard armor materials. Products include individual ballistic tiles that measure 4" x 4" up to composite ballistic panels that measure 36" x 36". Key ingredients in the manufacture of hard armor materials include silicon carbide and aluminum, as well as many of the materials used by the Soft Armor Group. While many of these materials are supplied by sole sources, management believes that these materials will continue to be available to the Hard Armor Group.

         The Armor Group purchases other raw materials used in the manufacture of their products from a variety of sources and believes additional sources of supply for these materials are readily available.

         Research and Development DHB Armor Group's research and development team has combined 50 years of notable ballistic research and development experience, previously retained in various positions of responsibility by H.P. White Laboratories, for a total of 23 years experience in an NIJ certification environment. The research and development department is directed by Allen Price who heads an eight man department which is responsible for certification and new product development. Each location/facility for DHB Armor Group has on-site ballistic laboratory test facilities, where percentages of certification potentials are improved, and in certain cases individual lots can be tested for quality control purposes. As soon as materials are received at these facilities their ballistic integrity is assured which provides a continuous flow to the manufacturing and production process.

         Customers. The Soft Armor Group's products are sold to United States law enforcement agencies and the military and internationally to governments and distributors. Sales to domestic law enforcement agencies, security and intelligence agencies, police departments, federal and state correctional facilities, highway patrols and sheriffs' departments accounted for 44% and 42%, respectively, of the Soft Armor Group's revenues in each of the years ended December 31, 1998 and 1997. One customer, the New York City Police Department, accounted for approximately 8% and 5% of PACA's sales for the years ended December 31, 1998 and 1997, respectively. New York City Police Department accounted for approximately 14% of Point Blank's sales for the year ended December 31, 1998. Besides domestic customers, Point Blank also has international customers which accounted for 6.24 % and 17% of Point Blank's sales for the years ended December 31, 1998 and 1997 respectively. The loss of any one customer would not be expected to have a significant impact on the Soft Armor Group's continuing financial results, due to the Soft Armor Group's constant submission of bids for new contracts. Sales to the United States armed forces directly or as a subcontractor accounted for 5% and 8% of revenues for the years ended December 31, 1998 and 1997, respectively.

         Substantially all sales by the Soft Armor Group to the armed services and other federal agencies are made pursuant to standard purchasing contracts between PACA or Point Blank and the General Services Administration of the Federal Government, commonly referred to as a "GSA Contract". The Soft Armor Group also responds to invitations by military branches and government agencies to bid for particular orders. GSA contracts accounted for approximately 25% and 28%, respectively, of the Soft Armor Group's sales for the year ended December 31, 1998 and 1997 .

         PACA and Point Blank, as GSA Contract vendors, are obligated to make all sales pursuant to such contracts at its lowest unit price. PACA's current GSA Contract expires July 31, 2001, while Point Blank's GSA Contract is from July 31, 1997 through July 31, 2001.

         During the years ended December 31, 1998 and 1997, commercial sales (i.e., sales to non-governmental entities) remained unchanged at 49% of the Armor Group's revenues.

         The Hard Armor Group sells composite armor for aircraft in the U.S. military, which has already defined the need to armor a specific number of additional aircraft. In addition to cargo aircraft sales, a major objective is to add sales in the helicopter armor market. LAP's breast plate has been selected by the U.S. Army for its' Land Warrior program.

         Land vehicle armor is currently dominated by metal systems, however, there is an emerging recognition of the importance of weight reduction for land vehicle armor which will create an opportunity for light weight ceramic armor systems. Land vehicles represent a very large opportunity for LAP products.

         Marketing and Distribution. The Armor Group employs 12 customer support representatives, 5 regional sales managers and in addition has 40 independent sales representatives who are paid solely on a commission basis. These personnel and distributors are responsible for marketing the Soft Armor Group's products to law enforcement agencies in the United States. These individuals and entities often call upon personnel within these agencies who are responsible for making purchasing decisions in order to provide information concerning the Armor Group's products. Sales are made primarily through independent local distributors. However, in areas in which there are no suitable distributors, the Armor Group will fill orders directly.

         Substantially all of the Soft Armor Group's advertising is directed toward law enforcement agencies in the form of catalogs, trade magazines and trade shows. The Soft Armor Group advertises its products primarily in law enforcement trade magazines and at trade shows. During the years ended December 31, 1998 and 1997, advertising expenditures were approximately $465,000 and $697,000, respectively.

         Government and Industry Regulations and Standards. Bullet- and bomb-resistant garments and accessories manufactured and sold by the Armor Group are not currently the subject of government regulations. However, law enforcement agencies and the military publish invitations for bidding which specify certain standards of performance the bidders' products must meet. The National Institute of Justice, under the auspices of the United States Department of Justice, has issued a revised voluntary ballistic standard (NIJ0101.03) for bullet-resistant vests of several categories. The Soft Armor Group regularly submits its vests to independent laboratories for ballistic testing under this voluntary ballistic standard and all of its products have, at the time of manufacture, met or exceeded such standards in their respective categories.

         In addition, bullet-resistant garments and hard-armor inserts are regularly submitted by the Armor Group for rating by independent laboratories in accordance with a test commonly referred to as V50. This test involves exposing the tested item to blasts of fragments of increasing velocity until 50% of the fragments penetrate the materials. The tested item is then given a velocity rating which may be used by prospective purchasers in assessing the suitability of the Armor Group's products for a particular application. In addition, PACA, Point Blank and PB Int'l perform similar tests internally.

         Competition. The ballistic-resistant garment business is highly competitive and the number of United States manufacturers is estimated to be less than 20. Management is not aware of published reports concerning the market, and most companies are privately held. Nevertheless, the Soft Armor Group believes, based upon its experience in the industry, that the largest manufacturer of ballistic-resistant garments in the United States is the Soft Armor Group. In the future, the Company may face other and unknown competitors, some of whom may have substantially greater financial, marketing and other resources than the Company.

         The Soft Armor Group believes that the principal elements of competition in the sale of ballistic-resistant garments are its innovative design, price and quality. In dealings with law enforcement agencies and the military, PACA, Point Blank, and PB Int'l bid for orders in response to invitations for bidding which set forth specifications for product performance. The Soft Armor Group believes its products are competitive as to both price and quality with the products of its competitors having similar ballistic capabilities. The Soft Armor Group's ability to remain competitive in pricing is due to its relatively lower labor and production costs. In addition, the Company believes that the Soft Armor Group enjoys a favorable reputation in the industry with over 20 years of supplying federal, state and municipal governments and agencies. These factors, combined with the financial resources made available to the Soft Armor Group by the Company, which are expected to continue will reduce interest expenses, improve production efficiencies and capacity, control purchasing costs and permit the Soft Armor Group to viably compete.

         The Hard Armor Group competes against traditional ceramic and metal materials. The Hard Armor Group believes that its advantage lies in a combination of ballistic performance and price. The primary competitive threats would be high priced ceramic materials (e.g. boron carbide) becoming less expensive and / or lower priced metals or ceramics (e.g. aluminum oxide) gaining in ballistic performance.

         The Armor Group's Backlog. As of February 28, 1999 the backlog is approximately $16,200,000. As of December 31, 1998, the Armor Group had a backlog of approximately $16,200,000, as compared to $4,500,000 as of December 31, 1997. Backlog at any one date is not a reliable indicator of future sales or sales trends.

         In addition to the backlog, which represents orders believed to be firm, from time to time the Armor Group receives contract awards for municipal orders which may be extended over an extended period of time. The actual dollar amount of products to be delivered pursuant to this and similar contracts cannot be accurately predicted and is generally excluded from reported backlog.

         Employees. As of February 28, 1999, there were three officers of the Armor Group, 18 persons employed in supervisory capacities, 287 employed for manufacturing, shipping and warehousing, 19 technical/research development personnel and 30 were office personnel. All of the Armor Group's employees are employed full time. In the opinion of management, the Armor Group enjoys good relationships with its employees.


DHB SPORTS GROUP.

         On December 20, 1994, the Company, through a wholly-owned subsidiary, acquired the NDL Assets for a cash payment of $3,080,000, and renamed the acquiring subsidiary "NDL Products, Inc." NDL is engaged in business as a manufacturer and distributor of specialized protective athletic equipment and apparel. NDL's protective sports apparel and fitness products and related items are sold under the brand names NDL(TM), Grid(TM), Magnesystems, Dr. Bone Savers(TM), Hitman(TM) and Flex Aid(TM). NDL has hired new executives for sales and marketing, production, and new product research and development. NDL has moved its corporate, manufacturing and warehouse operations into a single building in Oakland Park, Florida. See "Properties - NDL/Point Blank/OPI Facility." In March 1996, the Company exchanged a total of 270,000 shares of its common stock with a value of approximately $579,000 to acquire 100% of the common stock of Orthopedic Products Inc., a Florida corporation. This transaction was accounted for by the purchase method of accounting. In August 1996, the Company commenced a lawsuit against the former shareholders of OPI and as a result 45,250 shares of the Company's common stock were returned and retired. OPI is engaged in the manufacture and sale of orthopedic products, and the distribution and sale of general medical supplies to orthopedists, orthopedic clinics, hospitals, sports medicine centers and orthopedic medical practices.

         DHB Sports Group's Marketing and Distribution. The Sports Group employs 6 sales executives who are responsible for sales throughout the United States, Western Europe, Asia, the Middle East and Latin America, and supervise 30 independent sales representatives who are paid solely on a commission basis. These representatives solicit customers, who are generally major retailers and distributors. Sports Group also sells to local distributors and has a telemarketing staff of 6.

         DHB Sports Group's Potential Products Liability. Some of the products manufactured or distributed by the Sports Group are used in situations where serious personal injuries could occur, whether on account of the failure of the Sports Group's products or otherwise. The Sports Group maintains product liability insurance in the amount of $20,000,000 per occurrence and $22,000,000 in the aggregate, including legal fees, subject to a $5,000 deductible. There can be no assurance that these amounts would be sufficient to cover payment of potential claims, and there can be no assurance that this or any other insurance coverage would continue to be available, or if available, that The Sports Group would be able to obtain it at reasonable cost. Any substantial uninsured loss would have to be paid out of The Sports Group's assets and could have a material adverse effect on the Company's financial condition and results of operations.

         Employees. As of February 28, 1999, there was one officer of the Sports Group, 7 persons employed in supervisory capacities, 86 employed for manufacturing, shipping and warehousing, and 19 were office personnel. All of the Sports Group's employees are employed full time. In the opinion of management, The Sports Group enjoys good relationships with its employees.

DHB ELECTRONICS GROUP

         On February 9, 1998, the Company purchased the common stock of two privately held Delaware Corporations for $4.8 million which was funded by loans from Mr. Brooks. One of these corporations was Lanxide Electronic Components Inc. and the other was Lanxide Armor Products Inc. LEC is a manufacturer of unique and patented thermal management, packaging, and structural components for the electronics industry. LEC has over seven years of experience in the design, manufacture, and sale of products in the electronics industry. On May 29, 1998, the Company acquired a Japanese subsidiary, DHB KK, for a cash payment of $375,000. This Company markets LEC's products in Japan.

Products - LEC's current products are based on silicon carbide particle reinforced aluminum composite technology applied to thermal management, packaging, and structural components for the electronics industry. The silicon carbide/aluminum composites provide a unique combination of desirable properties: High thermal conductivity, low coefficient of thermal expansion, light weight, and high stiffness. These properties are ideal for products useful in a wide variety of electronic applications: Power Module and Amplifier Heat Sinks or Baseplates, microprocessor package lids and heat spreaders, printed wiring board cores, carriers, package bases, and fluid cooled heat sinks. Power Module and Amplifier Heat Sinks provide excellent heat dissipation and thermal expansion characteristics which minimize thermal stresses. These features provide both high performance and great reliability when used in this application. Microprocessor Package Lids and Heat Spreaders have low cost, provide heat dissipation, and matched expansion properties which are critical characteristics for these components. LEC's lightweight Printed Wiring Board Cores are used extensively for constraining surface mount assemblies, where they provide improved reliability, excellent thermal performance, and weight reductions of up to 70% of conventional cores. LEC's carriers provide high heat dissipation and weight savings, while matching the thermal expansion of many semiconductor devices and ceramic substrates. Major weight savings can be obtained by substituting LEC's package bases for those made of conventional materials for various package applications. For applications requiring higher levels of heat dissipation, LEC produces unique flow-through heat sinks with internal cooling passages for air or liquid cooling. LEC markets these products under the trade names PRIMECOOL(TM) and PRIMEFLO(TM) composite components.

LEC's products are fabricated using patented technologies. Composites with high loading of silicon carbide are made using the PRIMEX(TM) pressureless metal infiltration technology ("infiltrated products"). Lower silicon carbide loadings are achieved using the PRIMEX CAST(TM) composite casting technology ("cast products"). Together these technologies provide a comprehensive range of SiC/A1 products to meet customer needs.

LEC's original business strategy was to address first the military markets to establish a base business from which to attack the commercial/industrial markets. This sequence offered a natural progression from low-to-moderate volume, high value products to high volume, low cost products, compatible with the need to develop production experience with a new process technology. The strategy has been only partially successful: while LEC has achieved numerous product adoptions in military applications, dramatic changes in DOD procurement plans during the past several years have precluded the development of a profitable business based solely on this market segment. LEC's current strategy is to maintain and grow, where possible, its military business on a selective basis, while directing its primary attention toward the commercial/industrial markets. The commercial/industrial business has shown strong growth in the past two years and this trend is projected to continue.

Competition and Customers. LEC's business strategy is based upon its unique strengths. LEC has established itself as a market leader in SiC/A1 products. LEC estimates its current business share to be approximately 50% of all SiC/A1 electronic products sold. LEC's leadership position will be key in maintaining the level of growth necessary to pursue opportunities in areas currently dominated by lower cost incumbent materials, such as copper and aluminum, as well as competitively priced materials, such as copper/tungsten and molybdenum/copper. LEC's position will also be critical in protecting its market share from competitors attempting to "buy" new business as it develops.

LEC has the lowest production costs. Based on competitive bidding experience and feedback from customers who have closely evaluated alternative SiC/A1 processing methods, LEC's technology appears to offer the lowest production costs for high volume applications. LEC will continue to aggressively drive down its costs through improved manufacturing processes and yields to maintain its cost advantage.

LEC has received credibility from major product acceptances. In particular, to name only a few, the selection of LEC's products by Toyota Motor Company and Delco Electronics for their power modules and by Motorola for the Iridium satellite network provides strong confirmation of product effectiveness for new customers.

LEC's Marketing and Distribution. LEC employs a sales executive (along with two customer service specialists) who are responsible for sales and marketing throughout the United States, Europe, and Japan. Additionally, LEC utilizes 17 independent sales representatives who are paid on a commission basis. LEC utilizes a website to market its products. Their address is http//www.LEC-Inc.com.

In addition, LEC has obtained strong access to the Japanese market through LEC's affiliate DHB KK which is located in Japan. DHB KK. has established customer contacts with key accounts in Japan that taken together have the major share of the power electronics market; these include almost all of the major electronic and/or electronic components manufacturers in Japan. Product adoption has been achieved, and most of the key customers are pursuing additional qualification programs.

LEC's Potential Products Liability. Most of the products manufactured by LEC are used as components in a wide variety of thermal management applications in the electronics industry. LEC maintains product liability insurance in the amount of $20,000,000 per occurrence and $22,000,000 in the aggregate, including legal fees, subject to a $5,000 deductible. There can be no assurance that these amounts would be sufficient to cover payment of potential claims, and there can be no assurance that this or any other insurance coverage would continue to be available, or if available, that LEC would be able to obtain it at reasonable cost. Any substantial uninsured loss would have to be paid out of LEC's assets and could have a material adverse effect on the Company's financial condition and results of operations.

Backlog. As of February 28, 1999, LEC's backlog was approximately $1,600,000. Backlog at any one date is not a reliable indicator of future sales or sales trends.

Employees. As of August 31, 1998, there was one officer of LEC, Inc., 5 people employed in supervisory capacities, 22 employed for manufacturing, shipping and receiving. All of LEC's employees are employed full time. LEC shares the administrative staff with LAP. In the opinion of management, LEC enjoys good relationships with its employees.

Segment Information

 As described in detail above, the Company operates in three principal segments:
Ballistic-resistant equipment, Electronic Components and Protective athletic/medical equipment. The Company designs, manufacturers and markets products in both segments as described above. Financial information on the Company's business segments was as follows:

Net Sales                                             1998             1997
---------                                        ------------      -------------
Ballistic-resistant equipment ..............     $ 28,695,127      $ 26,805,471
Electronic components ......................        8,398,107              --
Protective athletic & medical equipment ....        8,388,544         7,094,808
                                                 ------------      ------------
                                                   45,481,778        33,900,279
Less inter-segment sales ...................       (3,647,353)         (628,672)
                                                 ------------      ------------
Consolidated Net Sales .....................     $ 41,834,425      $ 33,271,607
                                                 ============      ============

Income from Operations
Ballistic-resistant equipment ..............     $  2,485,395     $  2,017,281
Electronic components ......................         (782,908)             --
Protective athletic & medical equipment ....        1,207,743           498,062
Corporate and Other (1) ....................       (1,508,027)       (1,039,316)
                                                 ------------      ------------
Consolidated Operating Income ..............     $  1,402,203      $  1,476,027
                                                 ============      ============

Identifiable Assets (2)
Ballistic-resistant equipment ..............     $ 23,743,604      $ 17,572,698
Electronic components ......................        5,749,438                --
Protective athletic & medical equipment ....        8,844,627         6,322,150
                                                 ------------      ------------
                                                   38,337,669        23,894,848
Corporate and Other ........................        4,762,866         3,779,781
                                                 ------------      ------------
Consolidated Net Assets ....................     $ 43,100,535      $ 27,674,629
                                                 ============      ============

Foreign sales accounted for 12% and 10%, respectively of the total revenues for the years ended December 31, 1998 and 1997. Foreign identifiable assets accounted for 5% and 2% of the total assets at December 31, 1998 and 1997.

(1)  Corporate and Other includes corporate general and administrative expenses

(2) Corporate assets are principally cash, marketable securities, and deferred charges

Item 2.  PROPERTIES

         Corporate Headquarters. On January 17, 1996, the Company purchased a one-story building on a two acre lot at 11 Old Westbury Road, Old Westbury, New York, and relocated its corporate headquarters to that site on or about January 19, 1996.

         PACA. PACA leases 23,400 square feet of office, manufacturing and warehouse space at 148 Cedar Place, Norris, Tennessee from Leonard Rosen, President of PACA, at a present annual rental of $43,200, plus real estate taxes of approximately $4,800 annually. The Company leases this space on a month to month basis. In the opinion of management, PACA's facilities are adequate for its current needs and for its needs in the foreseeable future. Management believes that the terms of the lease are at the current market price that would be obtained from an unrelated party.

         NDL/Point Blank/OPI Facility. NDL Products leases a 67,000 square foot office and warehouse facility (the "Oakland Park Facility") located at 4031 N.E. 12th Terrace, Oakland Park, Florida 33334, from V.A.E. Enterprises ("V.A.E."), a partnership controlled by Mrs. Terry Brooks, wife of Mr. David H. Brooks, and beneficially owned by Mr. and Mrs. Brooks' minor children. V.A.E. purchased the Oakland Park facility as of January 1, 1995. Point Blank and OPI entered into a net-net lease for a portion of the space in the Oakland Park facility. Annual aggregate base rental is $480,000 and is scheduled to increase by 4% per year. NDL Products, Point Blank, and OPI, as lessees, are responsible for all real estate taxes and other operating and capital expenses. Management believes that the terms of the lease are at the current market price that would be obtained from an unrelated party. In April 1997, the Company entered a five year lease for a 60,000 square foot warehouse adjacent to the Oakland Park, Florida facility with an annual rental of approximately $210,000. This warehouse is located at 1201 NE 38th Street Oakland Park, Florida.

         Point Blank International Facility. PB Int'l leases a 5,700 square foot office and warehouse facility located at Rue Leon Frederiq, 14, 4020 Liege, Belgium. This space is occupied pursuant to a three year lease with options to renew for six years and annual rentals of approximately, $42,000.

         Lanxide Facility. LAP and LEC lease an 82,000 square foot office and warehouse facility located at 1300 Marrows Road, Newark, Delaware and a 3,500 square foot ballistic testing range at Forge Dr., Newark, Delaware which is adjacent to the manufacturing facility. The Marrow's road space is occupied pursuant to a lease which provides for annual base rentals of $420,000 and expires in March 2001. In January, 1999 the sublessor filed for bankruptcy protection and the Trustee has not yet decided on the assumption or rejection of the LAP or LEC leases.

 Item 3.  PENDING LITIGATION

         On or about July 1998, DL Cromwell Investments Inc. filed an action against the Company in the United States District Court Eastern Division of New York in connection with the breach of a consulting agreement. The Company and its attorneys believe the case is meritless and on January 8, 1999 the Court dismissed this action.

         On or about January 20, 1999, DL Cromwell Investments, Inc. commenced an action against DHB Capital Group Inc. and David Brooks in the Supreme Court of New York, County of Nassau. The Plaintiff claims it was fraudulently induced to enter into a consulting agreement with the defendant and for breach of the consulting agreement and a supplemental agreement and for quantum merit for the fair and reasonable value of services rendered. The Company believes this case is meritless and intends to vigorously defend the claim and pursue a counterclaim.

         The Company initiated a lawsuit against Bioflex Medical Magnetics for patent infringement, unfair competition under federal and state law and breach of contract. Bioflex Medical Magnetics commenced an action against NDL and DHB Capital in the US District Court for the Southern District of Florida. Bioflex claims patent and trademark infringement, as well as, breach of contract. NDL has filed a claim with its general liability insurance carrier, and they acknowledge that it is their duty to defend this action. At this time, discussions regarding a comprehensive settlement of these two actions are ongoing, which if completed, would provide for a net payment to NDL/DHB from the Bioflex parties. However, no assurance can be given that the above settlement will be completed on favorable terms to the Company.

          Thomas "Hitman" Hearns filed a complaint against NDL Products in the US District court for the Eastern District of Michigan alleging unfair competition, and violation of Mr. Hearn's right of publicity and seeking cancellation of NDL's "Hitman" trademark. NDL has filed a claim with its general liability insurance carrier. Due to the preliminary status of this litigation, counsel to DHB is unable to predict the outcome of this litigation. In the opinion of management of DHB, the ultimate outcome of this litigation will not have a material adverse effect on the financial condition of DHB.

         Barry Finn, the former president of NDL Products Inc., obtained a judgment in the amount of $330,825 against NDL Products Inc. and DHB Capital Group Inc. in March 1999. The Company intends to vigorously appeal the Decision and in the opinion of counsel, the appellate issues identified appear to favor NDL.

         The Company is involved in other minor litigation, none of which is considered by management to be material to its business or, if adversely determined, would have a material adverse effect on the Company's financial condition.


Item 4. Submission of Matters to a Vote of Security Holders. There was no meeting of Security Holders in 1998.

                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         The Common Stock of the Company has been traded on the NASDAQ Small Cap MarketTM since September 4, 1998 and traded under the symbol "DHBT". Prior to that it was traded on over-the-counter market ("OTC Bulletin Board") since September 22, 1993. Prior thereto, there was no public market for the Company's securities. Commencing on June 8, 1994, the Company was listed on the Boston Stock Exchange and traded under the symbol "DHB."

                                                       Low              High
                                                       ---              ----
 1997:      1st Quarter                                1.75             3.00
            2nd Quarter                                1.75             4.25
            3rd Quarter                                3.31             6.00
            4th Quarter                                3.25            4.375

1998        1st Quarter                                3.88            5.063
            2nd Quarter                                4.00            4.500
            3rd Quarter                                4.00            4.9375
            4th Quarter                                4.5625          5.6875

1999        1st Quarter                                 3.25           5.25
              (through  March 20, 1999)


                  No cash dividend were declared for the last two years. If the Company generates earnings, the Company will retain such earnings for further development of its business. The payment of cash dividends in the future will depend upon the earnings and financial requirements of the Company and all other relevant factors, including approval of such dividends by the Board of Directors.

         The number of holders of record of the Company's Common Stock on March 22, 1999 was 144; however, the number of holders of record includes several brokers and depositories for the accounts of their customers. The Company estimates that shares of Common Stock are held by approximately 1,600 beneficial owners.

         Recent Sales of Unregistered Securities

         In July and August 1998, the Company sold 60,000 shares of common stock in a private placement to accredited investors for proceeds of $240,000. These proceeds were used for general working capital requirements. The offering price per common share was $4.00. There was no underwriting discounts or commissions and the Company relied on the exemption to registration provided by Regulation D pursuant to the Securities Act of 1933, as amended.

         In November and December 1998, the Company sold 686,500 shares of common stock in a private placement to accredited investors for proceeds of $2,506,000. These proceeds were used for general working capital requirements. The offering price per common share was $4.00. A commission of $40,000 was paid and the Company relied on the exemption to registration provided by Regulation D pursuant to the Securities Act of 1933, as amended.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following analysis of the Company's financial condition and results of operations should be read in conjunction with the financial statements, including the notes thereto, contained elsewhere in this document.

General

         The Company is a holding company which conducts business through its wholly-owned subsidiaries organized in three divisions. The Armor Group which develops, manufactures and distributes bullet and projectile resistant garments, and DHB Sports Group, which engages in the manufacture and distribution of protective athletic equipment and apparel and the manufacture of orthopedic products and is a distributor of general medical supplies. The Electronic Group which engages in the manufacture and distribution of electronic components. The Armor Group's products are sold both nationally and internationally. Sales are directed primarily to law enforcement agencies and military services. Sales to domestic law enforcement agencies, including government, security and intelligence agencies, police departments, federal and state correctional facilities, highway patrol and Sheriff's departments, comprise the largest portion of the Armor Group's business. Accordingly, any substantial reduction in governmental spending or change in emphasis in defense and law enforcement programs could have a material adverse effect on the Armor Group's business. The Company also owns a minority interest in several other companies, some privately held and some publicly held, including the telecommunications, health care, and electronics. The management of the Company is engaged in the review of potential acquisitions and in providing management assistance to the Company's operating subsidiaries.

         The Company commenced operations in November 1992 by acquiring the outstanding common stock of PACA, a manufacturer and distributor of bullet-proof garments and accessories. From the acquisition of PACA through December 20, 1994, PACA was the Company's only source of revenue from operations. Thereafter, the Company purchased a business each year and thus to date, NDL, Point Blank, OPI, PB Int'l, LAP, LEC and DHB KK are also sources of revenue from operations.

         The discussion that follows must be read in conjunction with the financial statements, including the notes thereto.

Results of Operations

         Year Ended December 31, 1998, compared to year ended December 31, 1997. Consolidated net sales of the Company for the year ended December 31, 1997 increased by $8,562,818 to $41,834,425. This increase was the result of the acquisitions made this year, as well as, increased growth in sales volume for Point Blank and NDL. Gross profit in 1998 increased $3,349,932 to $14,467,614 The Company's gross profit percentage increased from 33% in 1997 to 35% in 1998 due to increased sales volumes as well as a change in the product mix being sold that yield higher margins. The Company had a consolidated net income of approximately $130,000 for 1998 as compared to a consolidated net income of approximately $1,541,000 for 1997. The decrease in net income in 1998 was primarily due to the acquisition of Lanxide Armor Products and Lanxide Electronic Components. The Company has cut their operating cost significantly throughout 1998 and believes these companies will not impact net income as negatively in 1999.

         The Company's selling, general and administrative expenses ("S, G & A," expenses") for 1998 increased to $13,065,411 from $9,641,655 in 1997. As a percentage of net sales, the S,G, & A expenses were 31% in 1998 compared to 28% in 1997. This increase of approximately, $3,424,000 was due mainly to the acquisitions made during 1998.

         Interest expense, net of interest income for 1998 increased to $1,278,867 for 1998 from $339,754 in 1997 due to an increase in borrowing of approximately $11,000,000 associated with the purchase of LAP and LEC.

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

         During the last quarter of 1996, the Company instituted major changes at their Florida facility which houses Point Blank, NDL and OPI. New management was put in place in October 1996, including a new production manager. Pricing was reviewed and better controls where put into place to yield higher profit margins. The Company had net income for the year ended December 31, 1997 of $1,540,809 as compared to a net loss of $4,865,872 for the year ended December 31, 1996. This turn around was due to the successful implementation of the Company's strategic plan put in place in late 1996.

         The Company's selling, general and administrative expenses ("S,G&A expenses") for 1997, increased to $9,641,655 from $8,668,950 in 1996. As a percentage of net sales, the S,G & A expenses were 28% in 1997 compared to 37% in 1996. This increase of approximately $1.5 million was due mainly to increased selling costs including sales commissions, show expenses and increase advertising and travel expenses associated with sales.

         In 1997, the Company continued aggressive measures to regain its market share by increasing its marketing efforts. This amounted to 8% of the S,G&A expenses for 1996 as compared 20 % of the S,G&A expenses for 1997.

         Interest expense, net of interest income, for 1997, increased to $339,754 from $327,347 in 1996 due to a decline of interest income on the Company's cash balances.

Liquidity and Capital Resources.

         The Company's primary capital requirements over the next twelve months are to assist PACA, Point Blank, NDL, OPI, PB Int'l, LAP, LEC and DHB KK, in financing their working capital requirements. PACA, Point Blank, PB Int'l, LEC and NDL sell the majority of their products on 60 - 90 day terms, and OPI, LAP and DHB KK sells the majority of its products on 30-60 day terms, and working capital is needed to finance the receivables, manufacturing process and inventory. Working capital at December 31, 1998 was $18,982,541 compared to $13,621,014 at December 31, 1997 and its ratio of current assets to current liabilities was 2.46:1 and 2.59:1, respectively, on such dates.

         Cash, cash equivalents and marketable securities totaled $1,048,445 at December 31, 1998 compared to $2,586,690 at December 31, 1997. The cash generated by the net income for the year ended December 31, 1997, was utilized to repurchase the Company's common stock in the open market which amounted to approximately $2,145,000 for the year ended December 31, 1997. The Company has repurchased and retired an additional 700,995 shares of its common stock in the open market for approximately $2,770,002 in 1998. The Company has a loan of $4,175,000 from the Bank of New York coming due in May 1999, bearing interest at 6.965% per year. This is a $1,500,000 increase over last year's line of credit. There is no assurance that the Company will be able to roll over such loans as they become due. The Company expects to renew this loan, at prevailing interest rates, when it becomes due.

         The Company's principal commitments at December 31, 1997 consisted of obligations under their operating leases for its facilities.

         The Company's capital expenditures for 1998 were $1,423,267 as compared to $801,150 for 1997. The Company purchased LAP and LEC in February 1998 for $4.8 million dollars, DHB KK in May 1998 for $375,000 and PB Int'l in February 1997 by issuing stock in lieu of a cash payment.

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

Directors and Executive Officers
--------------------------------

         David H. Brooks, age 44, has served as the Chairman and Chief Executive Officer of the Company since its inception in 1992. In September 1998, Mr. Brooks resigned his position as CEO and COB as a condition for listing on NASDAQ. He is currently serving as Co-Chairman of the Board. Mr. Brooks has been the Chairman of the Board, President and a Director of Brooks Industries of L.I., Inc. ("Brooks Industries"), since October 1988, a New York corporation of which he is the sole shareholder and through which he makes investments. Brooks Industries engages in the venture capital business and in securities trading.
Mr. Brooks received a bachelor of science degree in accounting from New York University in 1976. Since that time he has been engaged principally as an investor for his own account.

         Mary Kreidell, age 46, has served as Treasurer, Secretary, and a Director of the Company since its inception. She has functioned in various positions within the Company's in operations and finances. Mrs. Kreidell became a Certified Public Accountant in 1991. She worked for Israeloff, Trattner & Co. CPA'S, P.C., a certified public accounting firm, for four years prior thereto. She presently serves on the audit committee.

         Leonard Rosen, age 61, is a founder of PACA and has served as its President since its inception in 1975. He is actively involved in all facets of PACA's operations, from production to sales. Mr. Rosen has experience in the apparel industry for over 35 years. He worked closely in the research and development of ballistic-resistant soft body armor and helmets with the Federal Government, including serving as a charter member of the committee that conceived the National Institute of Justice "0l" Standard for ballistic body armor.

         Sandra Hatfield, age 45, has been President of Point Blank since October 1996. For more than 5 years prior thereto, she was the Vice President of Production at PACA.

         Joseph Giaquinto, age 35, has been President of NDL since March, 1995. For more than 7 years prior thereto, he was a Vice President of Sales for Tru-Fit Marketing, of Boston, Massachusetts.

         Gary Nadelman, age 47, has been the president of Synari, Inc., of New York, NY, a privately held manufacturer and distributor of women's sportswear and other apparel, for more than 5 years. Mr. Nadelman has been a director of the Company since 1995 and he became Co-Chairman of the Company in September 1998. He presently serves on the audit committee.

         Morton A. Cohen, age 63, has over ten years experience in venture capital and over twenty-five years experience in the public securities industry, both as a securities analyst and a investment banker. Also, he has successfully managed several emerging growth companies. Mr. Cohen has been Chairman, President and Chief Executive Officer of Clarion Capital Corp. since 1982. Mr. Cohen served as Governor of the Montreal Stock Exchange, is a Chartered Financial Analyst and holder of a M.B.A. from the Wharton School of Business of the University of Pennsylvania. Mr. Cohen was a member of the Small Business Investment Advisory of Small Business Investment Companies and is a member of the Small Business Investment Advisory Council. He is the Chairman of Monitek Technologies, Inc. (NASDAQ), Chairman of Cohesant Technologies (NASDAQ) and Director of Gothic Energy (NASDAQ) and a director of Zemex Corp (NYSE). Mr. Cohen has been a director of the Company since 1996. He presently serves on the audit committee.

         Robert Beckel, age 49, has had an active consulting practice advising corporations, trade associations and labor unions on communication strategy, consensus-building and public policy for the last twelve years. He is one of Washington's leading political analysts, the on-air American political analyst for Britian's Independent Television Network. He also is the co-host of CNN's Crossfire Sunday and a political analyst for CBS's This Morning Show. Mr.
Beckel became a director in January 1998.

         Because of the relatively small size of the Company, the loss of a senior executive may have a materially adverse effect upon the Company until a suitable replacement can be found.

Item 10.  Executive Compensation.

         Summary Compensation Table. The following table sets forth certain summary information regarding the compensation of the executive officers whose total salary and bonus for the year ended December 31, 1998, and 1997, exceeded $100,000:

                                                                                                         Long-term
                                                                                                       Compensation
                                                                      Annual Compensation                  Awards
                                                             --------------------------------------   ----------------
                                                                                           Other
                                                              Annual                    underlying        Securities
        Name and Principal Position         Year             Salary(1)       Bonus     Compensation    Options/SAR's(4)
        ---------------------------         ----             ---------       -----     ------------    ----------------
        David Brooks,(2)                    1998               50,000
        Co-Chairman                         1997              191,917          0             0                 0

        Mary Kreidell                       1998              100,000          0             0                 0
        Chief Financial Officer             1997              100,000

        Sandra Hatfield                     1998              149,080          0             0                 0
        President of Point Blank            1997              100,330

        Joseph Giaquinto President of       1998              107,886          0             0                 0
        NDL                                 1997              100,000

        Leonard Rosen,(3) President         1998              163,750          0             0                 0
        of PACA                             1997              147,596

------
(1) Although certain officers receive certain benefits, such as auto allowances and expense allowances, the value of such perquisites did not exceed the lesser of $50,000 or 10% of the respective officers' salary and bonus.

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

         Employment Agreements. Mr. Brooks, Co-Chairman of the Board of DHB Capital Group Inc. is employed pursuant to a five year employment agreement which was entered into April 1, 1996. Pursuant to the agreement Mr. Brooks receives an annual salary of $250,000 through April 1997, with annual increases of $25,000. The terms of Mr. Brooks' contract provides for 750,000 warrants per year exercisable at $2.33 for five years. As the Company has businesses in Florida and requires Mr. Brooks to spend considerable time there, this contract includes provisions for certain of his Florida living expenses. In September 1998, Mr. Brooks' employment agreement was amended to reflect his position as Co-chairman. There were no other changes to Mr. Brooks' employment agreement.

         Mr. Rosen is employed pursuant to a five-year employment agreement with PACA which was entered into at the time the Company acquired PACA, i.e., November 6, 1992. Pursuant to the agreement, Mr. Rosen receives an annual base salary of $115,000 in 1993 with annual increases, plus certain fringe benefits. Mr. Rosen is currently employed under the same terms and conditions.

         Mr. Giaquinto, had a three year employment contract entered into in February 1995, providing for an annual base salary of $100,000 and options to purchase 49,500 shares of common stock at a price of $1.33 per share exercisable at the rate of not more than 16,500 shares per year. Mr. Giaquinto is currently employed under the same terms and conditions.

         In 1997, the Company entered into an employment agreement with a salesman for DHB Armor Group, expiring in 2000 with an annual salary of $100,000 plus certain fringe benefits.

         Stock Warrants. The Board of Directors granted during the year ended December 31, 1997, 50,000 warrants exercisable at $2.00 for three years to the president of Point Blank, Sandra Hatfield. No additional stock options, warrants or similar securities, rights or interests to any of the executive officers of the Company listed in the Summary Compensation Table above, no options, warrants or similar securities, rights or interests were exercised by any such executive officers with the exception of Joseph Giaquinto, who exercised 49,500 warrants in 1998.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth the beneficial ownership of the Company's Common Stock as of March 22, 1999, for (i) each person known by the Company to beneficially own more than five percent of the shares of outstanding Common Stock, (ii) each of the executive officers listed in the Summary Compensation Table in "Executive Compensation" and (iii) all of the Company's executive officers and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and investment and voting power are held by the persons named as the owners.

                                                              Number of Shares
         Name                      Address                   Beneficially Owned               Percent Owned (1)
         ----                      -------                   ------------------               -----------------
David Brooks (2,3)      11 Old Westbury Rd                       17,750,6002                        55%
                        Old Westbury, NY 11568

Jeffrey Brooks (3)      1500 South Ocean Blvd.                     2,158,038                         6%
                        Boca Raton, FL 33234

Mary Kreidell           11 Old Westbury Rd                           84,3754                          *
                        Old Westbury, NY 11568

Leonard Rosen           148 Cedar Place                             120,1425                          *
                        Norris, TN

Sandra Hatfield         4031 NE 12th Terrace Oakland                 50,0006                          *
                        Park, Fl 33334

Joseph Giaquinto        4031 NE 12th Terrace Oakland                  63,800                          *
                        Park, Fl 33334

Mark Mortenson          1300 Marrows Road Newark, DE                   5,000                          *
                        19714

Gary Nadelman           11 Old Westbury Rd                           235,000                          *
                        Old Westbury, NY

Morton Cohen (7)        11 Old Westbury Rd                          450,0007                          *
                        Old Westbury, NY

All officers and Directors as a group                            18,762,9178                        58% (8)

1. Based upon 25,627,440 shares outstanding as of March 22, 1999 increased by the currently exercisable options and warrants of 6,362,500 shares of common stock held by directors and officers for an aggregate total of 31,989,940 shares. Currently exercisable options or warrants are those which are exercisable within 60 days after the date of this form 10-KSB.

2. Consists of 7,500,600 shares owned by Mr. Brooks and 4,500,000 owned by his wife as custodian for his minor children, and 4,250,000 shares which may be acquired by Mrs. Brooks upon exercise of a currently exercisable warrant and 1,500,000 shares which may be acquired by Mr. Brooks at $2.33 per share upon exercise of a currently exercisable warrant. All of these shares are in a voting trust for three years with independent trustee who votes the shares according the votes of the other shareholders.

3. Messrs. Jeffrey Brooks and David H. Brooks are brothers. Each disclaims beneficial ownership of the shares owned by the other.

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

7. These shares are owned by Clarion Capital Corporation and Clarion Partners of which Morton Cohen is the director, President, CEO and Chairman.

8. Includes 5,950,000 currently exercisable warrants of common stock held by directors and officers.

Item 12.  CERTAIN  RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company has funded certain of its acquisitions through the use of term loans from Mr. David H. Brooks, Chairman of the Board of the Company, and Mrs. Terry Brooks, his wife. On February 6, 1998 Mr. Brooks loaned the Company $6 million, $4.8 million of which was connection with the purchases of LAP and LEC. The balance of the shareholder loans at December 31, 1998 is $11,527,604. These shareholders loans expire in April 2000 bearing interest at 12% per annum. The interest paid on shareholder loans to date is $475,447. In 1998, the Company granted warrants to purchase 500,000 shares of Common Stock, at a price of $3.50 per share and expiring in 2001, to Mrs. Brooks in consideration for the outstanding and additional loans lent to the Company in February 1998. The Company entered into an employment agreement in April 1996 with Mr. Brooks, See
- "Employment Agreements".

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

         PACA leases 23,400 square feet of office, manufacturing and warehouse space at 148 Cedar Place, Norris, Tennessee from Leonard Rosen, President of PACA, at a present annual rental of $43,200, plus real estate taxes of approximately $4,800 annually. The Company is currently leasing this space on a month to month basis. In the opinion of management, the rental is fair and reasonable and is approximately at the same rate that could be obtained from an unnaffiliated lessor for property of similar type and location. In the opinion of management, PACA's facilities are adequate for its current needs and for its needs in the foreseeable future.

Item 13. Exhibits and Reports on Form 8K: See Exhibits annexed hereto after the financial statements.

                    DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED FINANCIAL STATEMENTS INDEX






                                    CONTENTS



                                                                        Page
                                                                        ----


INDEPENDENT AUDITORS' REPORT                                             F-1


Consolidated Balance Sheets as of December 31, 1998 and 1997             F-2


Consolidated Statements of Operations for the years ended
         December 31, 1998 and 1997                                      F-3


Consolidated Statements of Stockholders' Equity for the years ended
         December 31, 1998 and 1997                                      F-4


Consolidated Statements of Cash Flows for the years ended December 31,
         1998 and 1997                                                   F-5

Consolidated Statements of Comprehensive Income for the year ended
         December 31, 1998 and 1997                                      F-6

Notes to the Consolidated Financial Statements                        F-7 - F-16

Schedule II Valuation and  Qualifying Accounts                           F-17

INDEPENDENT AUDITORS' REPORT



The Board of Directors of
DHB Capital Group Inc.

We have audited the accompanying consolidated balance sheets of DHB Capital Group Inc. and Subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity comprehensive income and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DHB Capital Group Inc. and Subsidiaries as of December 31, 1998 and 1997 and the consolidated results of its operations and its cash flows for the year ended
December 31, 1998 and 1997 in conformity with generally accepted accounting principles.




/s/Paritz and Company P.A.
--------------------------
Paritz and Company P.A.
Hackensack, New Jersey
March 19, 1999

                        DHB CAPITAL GROUP INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                           ---------------------------
                                                                1998          1997
                                                           -----------     -----------
ASSETS

CURRENT ASSETS
Cash and cash equivalents ............................     $   519,117     $   882,884
Marketable securities ................................         529,328       1,703,806
Accounts receivable, less allowance for doubtful
   accounts of $507,739 and $353,320 .................       8,997,354       6,285,181
Inventories ..........................................      20,001,547      12,543,474
Prepaid expenses and other current assets ............       1,948,347         727,421
                                                           -----------     -----------

Total Current Assets .................................      31,995,693      22,142,766
                                                           -----------     -----------

PROPERTY AND EQUIPMENT ...............................       7,104,233       2,374,085
                                                           -----------     -----------

OTHER ASSETS
Intangible assets, net ...............................       1,271,668         588,017
Investments in non-marketable securities .............       1,688,750       1,688,750
Deferred tax assets ..................................         455,300         455,300
Deposits and other assets ............................         584,891         425,711
                                                           -----------     -----------

Total Other Assets ...................................       4,000,609       3,157,778
                                                           -----------     -----------

TOTAL ASSETS .........................................     $43,100,535     $27,674,629
                                                           ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Note payable .........................................     $ 4,175,000     $ 2,675,000
Current maturities of long term debt .................         159,607          65,192
Accounts payable .....................................       6,233,131       5,072,929
Accrued expenses and other current liabilities .......       2,445,414         708,631
                                                           -----------     -----------

Total Current Liabilities ............................      13,013,152      8,521,752
                                                           -----------     -----------
LONG TERM LIABILITIES
Long term debt, net of current maturities ............         387,512         111,258
Note Payable - stockholder ...........................      11,527,604       1,300,000
                                                           -----------     -----------

Total Long Term Debt .................................      11,915,116       1,411,258
                                                           -----------     -----------

Total Liabilities ....................................      24,928,268       9,933,010

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY .................................      18,172,267      17,741,619
                                                           -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........     $43,100,535     $27,674,629
                                                           ===========     ===========

                 See accompanying notes to financial statements

                        DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        For The Years Ended December 31,
                                                              1998              1997
                                                         ------------      ------------
Net sales ..........................................     $ 41,834,425      $ 33,271,607

Cost of sales ......................................       27,366,811        22,153,925
                                                         ------------      ------------

Gross Profit .......................................       14,467,614        11,117,682

Selling, general and administrative expenses
                                                           13,065,411         9,641,655
                                                         ------------      ------------

Income before other income (expense) ...............        1,402,203         1,476,027
                                                         ------------      ------------

Other Income (Expense)
Interest expense, net of interest income ...........       (1,278,867)         (339,754)
Other income .......................................           40,393           51,599
Settlement of employment contract ..................         (220,000)               --
Loss on holding of equity investments ..............             --             372,000
Realized gain (loss) on sale of marketable
securities .........................................          154,155           (72,175)
Unrealized gain on marketable securities ...........           52,967           449,702
                                                         ------------      ------------

Total Other Income (Expense) .......................       (1,251,352)          461,372
                                                         ------------      ------------

Income before income taxes .........................          150,851         1,937,399

Income taxes .......................................           21,049           396,509
                                                         ------------      ------------

Net Income .........................................     $    129,802      $  1,540,890
                                                         ============      ============
Earnings per common share
Primary ............................................     $      0.005      $       0.06
                                                         ============      ============
Fully Diluted ......................................     $      0.004      $       0.05
                                                         ============      ============

Weighted average number of common share outstanding:
Primary ............................................       24,982,394        24,837,771
                                                         ============      ============
Fully Diluted ......................................       29,685,262        28,053,959
                                                         ============      ============

                    See accompanying notes to financial statements.

                                           DHB CAPITAL GROUP INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                        FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997



                                                   Number of                  Additional       Common Stock        Foreign
                                                     Common         Par          Paid-in       Subscription       Currency
                                                     Shares         Value        Capital         Receivable      Translation
                                                     ------        -----         -------         ----------      -----------
Balance January 1, 1997                             23,146,008     $23,146      $17,956,030        $(227,500)       $ 0

Net Income for the year ended 12-31-97                       -           -                -                 -              -
Issuance of stock to purchase subsidiary               666,000         666          999,334                 -              -
Stock issued to purchase lease                         144,200         144          209,856                 -              -
Sale of common stock                                 1,825,000       1,825        3,639,004           227,500              -
Stock issued for services                               13,500          13           67,487                 -              -
Exercise of warrants                                   100,000         100          149,900                 -              -
Stock issued in settlement of a lawsuit                 75,000          75          149,925                 -              -
Stock returned in settlement of a lawsuit             (38,625)        (38)         (73,596)                 -              -
Effect of foreign currency translation                       -           -                -                 -        (6,135)
Purchase of treasury stock                           (583,859)       (584)      (2,144,833)                 -              -
                                                     ---------       -----      -----------         ---------      ---------

Balance December 31, 1997                           25,347,224    $ 25,347     $ 20,953,107                 0      $ (6,135)

Net Income for the year ended 12-31-98
Sale of common stock                                   686,500         687        2,705,313
Stock issued for services                               65,211          64          260,780
Exercise of warrants                                    49,500          50           65,950
Effect of foreign currency translation                                                                                38,004


Purchase of treasury stock                           (700,995)       (701)      (2,769,301)                 -              -
                                                     ---------       -----      -----------         ---------      ---------

Balance December 31, 1998                           25,447,440    $ 25,447   $ 21,215,849                   0      $ 31,869
                                                    ==========    ========   ==============         =========      ==========

See accompanying notes to financial statements.

                     DHB CAPITAL GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997




                                                      Retained
                                                      Earnings          Total
                                                      --------          -----
Balance January 1, 1997                             $(4,771,590)     $12,980,086

Net Income for the year ended 12-31-97                 1,540,890       1,540,890
Issuance of stock to purchase subsidiary                       -       1,000,000
Stock issued to purchase lease                                 -         210,000
Sale of common stock                                           -       3,868,329
Stock issued for services                                      -          67,500
Exercise of warrants                                           -         150,000
Stock issued in settlement of a lawsuit                        -         150,000
Stock returned in settlement of a lawsuit                      -        (73,634)
Effect of foreign currency translation                         -         (6,135)
Purchase of treasury stock                                     -      (2,145,417)
                                                     -----------     -----------

Balance December 31, 1997                            $(3,230,700)    $17,741,619

Net Income for the year ended 12-31-98                   129,802         129,802
Sale of common stock                                                   2,706,000
Stock issued for services                                                260,844
Exercise of warrants                                                      66,000
Effect of foreign currency translation                                    38,004
Purchase of treasury stock                                     -      (2,770,002)
                                                     -----------     -----------

Balance December 31, 1998                            $(3,100,898)    $18,172,267
                                                     ============    ===========

                 See accompanying notes to financial statements.

                                DHB CAPITAL GROUP INC. AND SUBSIDIARIES
                                        STATEMENTS OF CASH FLOWS



                                                                             FOR THE YEARS ENDED
                                                                                  DECEMBER 31,
CASH FLOWS FROM OPERATING ACTIVITIES                                         1998             1997
                                                                        ------------      ------------
Net Income                                                                   $129,802      $1,540,890

Adjustments to reconcile net income to net cash provided
   by operating activities:
Depreciation and amortization .....................................          756,608           440,650
Valuation allowances/reserves .....................................             --            (372,000)
Stock issued for services .........................................          260,844            67,500
Stock issued in settlement of a lawsuit ...........................             --             150,000
Stock returned in settlement of a lawsuit .........................             --             (73,596)
Stock issued to purchase a lease ..................................             --             210,000
Unrealized gain on transfer from investment in non-marketable .....             --            (598,900)
securities to marketable securities
Deferred income taxes .............................................             --             364,000
Changes in assets and liabilities (Increase) Decrease in: .........             --
Accounts receivable ...............................................       (1,993,667)       (2,663,565)
Marketable securities .............................................        1,174,478         1,237,121
Inventories .......................................................       (6,084,399)       (5,018,686)
Prepaid expenses and other current assets .........................       (1,208,688)         (472,203)
Deposits and other assets .........................................         (136,900)          (86,972)
Increase (decrease) in:
Accounts payable ..................................................            2,694         2,013,134
Accrued expenses and other current liabilities ....................          957,554           439,377
State income taxes payable ........................................          124,124           (14,134)
                                                                        ------------      ------------
Net cash used by operating activities .............................       (6,017,550)       (2,837,384)
                                                                        ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for purchase of assets of subsidiary, net of cash acquired       (4,924,073)          134,356
Payments made for property and equipment ..........................       (1,423,267)         (801,150)
                                                                        ------------      ------------
Net Cash used by investing activities .............................       (6,347,340)         (666,794)
                                                                        ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of note payable- bank ....................................        1,500,000         1,275,000
Proceeds of note payable- shareholder .............................       10,227,604              --
Proceeds from the issuance of long term debt ......................          250,000              --
Principal payments on long-term debt ..............................          (16,483)          (45,657)
Proceeds from the exercise of warrants - common stock .............           66,000           150,000
Foreign Currency Translation ......................................           38,004            (6,135)
Purchase of treasury stock ........................................       (2,770,002)       (2,145,417)
Net proceeds from sale of common stock ............................        2,706,000         3,909,616
                                                                        ------------      ------------
Net cash provided by financing activities .........................       12,001,123         3,137,407
                                                                        ------------      ------------

                                DHB CAPITAL GROUP INC. AND SUBSIDIARIES
                                        STATEMENTS OF CASH FLOWS

                                              (continued)



                                                                             FOR THE YEARS ENDED
                                                                                  DECEMBER 31,
CASH FLOWS FROM OPERATING ACTIVITIES                                         1998             1997
                                                                        ------------      ------------
NET DECREASE IN CASH AND EQUIVALENTS ..............................         (363,767)         (366,771)

CASH AND CASH EQUIVALENTS - BEGINNING .............................          882,884         1,249,655
                                                                        ------------      ------------

CASH AND CASH EQUIVALENTS - END ...................................     $    519,117      $    882,884
                                                                        ============      ============

                 See accompanying notes to financial statements

                    DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                      For the years ended
                                                          December 31,
                                                -------------------------------
                                                      1998               1997
                                                -----------         -----------

Net Income ............................         $   129,802         $ 1,540,890

Other comprehensive
income (loss)
Foreign currency translation ..........              38,004              (6,135)
                                                -----------         -----------

Comprehensive Income ..................         $   167,806         $ 1,534,755
                                                ===========         ===========


See accompanying notes to financial statements.

                             DHB CAPITAL GROUP INC.

                          NOTES TO FINANCIAL STATEMENTS

Note 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Principles of consolidation

                  The consolidated  financial statements include the accounts of
            DHB Capital Group Inc. and its subsidiaries ("DHB"), all of which are wholly-owned. DHB has three major divisions, DHB Armor Group, DHB Electronics Group, and DHB Sports Group. DHB Armor Group consists of Protective Apparel Corporation ("PACA"), Point Blank Body Armor Inc., Lanxide Armor Products Inc. ("LAP") and Point Blank International S.A. ("PB Int'l") S.A. DHB Sports Group consists of NDL Products Inc. ("NDL") and Orthopedic Products Inc. ("OPI"). DHB Electronics Group consists of Lanxide Electronic Components ("LEC") and DHB KK. All material inter-company balances and transactions have been eliminated.

            Business description

            DHB Armor Group develops, manufactures, and distributes bullet and projectile resistant garments, bullet resistant and fragmentation vests, bomb projectile blankets, aircraft armor, bullet resistant plates and shields, and related ballistic accessories. DHB Sports Group manufactures and distributes specialized protective athletic apparel and equipment and orthopedic products. DHB Electronics Group manufactures and markets thermal management, packaging and structural components for the electronic industry within the United States and Japan.

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

            Inventories

                  Inventories  are  valued  at the  lower  of  cost  or  market, determined on the first-in, first-out basis (replacement cost).

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

                  DHB accounts for deferred income taxes in accordance with SFAS
            Statement No. 109 which requires that deferred tax assets and liabilities be recognized for the future tax consequence attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, SFAS No. 109 requires recognition of future tax benefits, such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

            Stock based compensation

                  Statement  of   Financial   Accounting   Standards   No.  123,
            "Accounting for Stock Based Compensation" (SFAS 123) encourages, but does not require companies to record compensation cost for stock-based employee compensation at fair value. DHB has chosen not to adopt SFAS 123 and to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

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


Note 2        SUPPPLEMENTAL CASH FLOW INFORMATION

                     Cash paid for:                        1998            1997
                                                         -------         -------
                          Interest                       308,282         269,450
                            Taxes                         78,877          11,971

                      During the year  ended  December  31,  1998,  the  Company purchased LEC and LAP for a cash payment of $4.8 millin less of cash acquired, $250,927. The Company also purchased DHB KK for a cash payment of $375,000. The total cash paid for acquisitions during 1997, net of cash acquired total $4,924,073.

                      During the year ended  December 31, 1997,  the Company had non-cash investing activities when it issued common stock to acquire all of the outstanding stock of PB Int'l.


Note 3        BUSINESS ACQUISITIONS

                On February 9, 1998,  the Company  purchased the common stock of two privately held Delaware corporations, Lanxide Armor Products Inc. (LAP) and Lanxide Electronic Components Inc. (LEC). The purchase price was approximately $4.8 million and was funded by an additional loan from the Company's majority shareholder. LAP specializes in the design, development and manufacture of ceramic/metal matrix composites for protective armor applications. LEC is a leading supplier of Silicon Carbide / Aluminum composites for heat management applications in the electronics industry. This transaction was accounted for as a purchase. On May 28, 1998, the Company acquired a Japanese subsidiary, DHB KK, for a cash payment of $375,000. This company markets LEC's products in Japan.

                In  February,   1997  DHB  acquired   100%  of  the  issued  and
              outstanding common stock of Zunblindage S.A. ("ZSA"), a Belgian corporation, in exchange for 666,000 shares of DHB common stock valued at an aggregate of $1,000,000. In January, 1999, Zunblindage's name was changed to Point Blank International S.A. Pb Int'l manufactures and distributes bullet resistant equipment, apparel and related products generally in Europe and the Middle East.

                The above  acquisitions  were  accounted  for using the purchase method of accounting, pursuant to which the purchase price was allocated based upon the estimated fair values of the assets acquired as of the dates of acquisition. The purchase of PB Int'l resulted in goodwill of $541,000. The purchases of LAP, LEC, and DHB KK resulted in goodwill of approximately $500,000.

                  In the opinion of management,  if the results of operations of the acquired businesses had been included in the consolidated financial statements since the beginning of the year, it would not have a material effect on the results of operations.

Note 4        MARKETABLE SECURITIES/NON-MARKETABLE SECURITIES

                      The following is a comparison of the cost and market value of marketable securities included in current assets:

                                                 1998            1997
                                             ----------       ----------
                  Cost                       $  476,361       $1,254,104
                  Unrealized gain                52,967          449,702
                                             ----------       ----------
                  Market Value               $  529,328       $1,703,806

                      The   Company   has   acquired   minority   interests   in
              non-marketable securities, at December 31, 1997 the historical cost was $2,316,750 reduced by a valuation allowance of $628,000 to bring the carrying value of these securities to the net realizable value of $1,688,750.


Note 5        INVENTORIES

                  Inventories consist of the following:

                                                        1998                1997
                                                    -----------        ------------
                  Finished goods                     $ 7,901,221        $  5,776,562
                  Work in process                      5,533,648           1,646,610
                  Raw materials and supplies           6,566,678           5,120,302
                                                     -----------        ------------
                                                     $20,001,547        $ 12,543,474
                                                     ===========        ============

Note 6    PROPERTY, PLANT AND EQUIPMENT

                      A  summary  of  property,  plant  and  equipment  and  the estimated lives used in the computation of depreciation is as follows:

                                                                                                Estimated
                                                               1998              1997           useful life
                                                               ----              ----           -----------
             Land                                             $47,500           $47,500                --
             Buildings                                        427,500           427,500        39   years
             Machinery and equipment                        6,709,810         1,225,812      5-30   years
             Furniture, fixtures and
             computer equipment                               796,049           819,019      5-7    years
             Transportation equipment                         231,579           244,510      3-5    years
             Leasehold improvements                           549,746           480,928      5-31.5 years
                                                              -------           -------
                                                            8,762,184        3,245,269
             Less accumulated depreciation and
             amortization                                   1,657,951           871,184
                                                            ---------           -------
                                                           $7,104,233        $2,374,085
                                                           ==========        ==========

Note 7        INTANGIBLE ASSETS

                      A summary of  intangible  assets and the  estimated  lives used in the computation of amortization is as follows:

                                                                                          Estimated
                                                             1998             1997       useful life
                                                          ----------       ---------     -----------

               Goodwill                                   $1,194,473       $ 694,473      15 years
               On-going
               government                                    612,106          312,086     1-5 years
               contracts
               Other                                         178,261          129,563     1-7 years
                                                          ----------       ----------
                                                           1,984,840        1,136,122
               Less accumulated amortization                 713,172          548,105
                                                          ----------       ----------
                                                          $1,271,668       $  588,017
                                                          ==========       ==========

Note 8          NOTES PAYABLE - BANK

              Notes payable - bank are due on demand and are collateralized by marketable securities owned by the majority stockholder of the Company. The weighted average interest rate on these borrowings was 6.965% at December 31, 1998.

Note 9        NOTES PAYABLE STOCKHOLDER

              These notes bear interest at 12% per annum and are due, as extended, in April 2000 (see Note 15 in connection with additional loans made by the majority stockholder in 1998.)

Note 10       LONG-TERM DEBT

                  Long-term debt consists of the following:                               1998              1997
                                                                                         -------           --------
                           Notes payable in monthly  principal  installments  of         $65,998           $112,798
                           $3,600.   Interest  at  the  rate  of  9%  per  annum
                           accrues and is payable upon maturity in 2001.

                           Capital lease obligation  payable in monthly payments         238,390
                           of $5,281  this  note is  collateralized  by  certain
                           238,390 equipment originally costing $250,000

                           Note  payable  in  monthly   installments  of  $4,729         201,097
                           inclusive of interest at 5.1%.

                           Other                                                          41,634             63,652
                                                                                          ------             ------
                                                                                         547,119            176,450
                           Less Current Portion                                          159,607             65,192
                                                                                         -------             ------
                                                                                        $387,512           $111,258
                                                                                        ========           ========

                                      F-11

                           Long-term debt matures as follows:

                                           1999               $159,607
                                           2000                149,035
                                           2001                125,646
                                           2002                107,741
                                           2003                  5,090
                                                              --------
                                                              $547,119
                                                              ========

Note 11   STOCKHOLDERS' EQUITY


          Common and preferred stock

              DHB has 100,000,000 shares authorized of its $.001 par value Common. At December 31, 1998 and 1997, 25,447,440 and 25,347,224
              were outstanding, respectively. In addition, DHB is authorized to issue 1,500,000 shares of Class A 10% convertible Preferred Stock, none of which was issued and outstanding at December 31, 1998 and 1997.

          Stock option plan

                      In October,  1995,  the Company  adopted a plan (the "1995
              Stock Option Plan" or the "Plan") pursuant to which the Board of Directors authorized to award options to purchase up to 3,500,000 shares of Common Stock to selected officers, employees, agents, consultants and other persons who render services to the Company. The options may be issued on such terms and conditions as determined by the Board or Committee, and may be issued so as to qualify as incentive stock options under Internal Revenue Code
              Section 422A. No options have been granted under the plan.

              Stock warrants

                      During 1997,  the Board of Directors  granted 50,000 stock warrants exercisable at $2.00 per share to a key employee expiring in June 2000. Pursuant to employment agreements (See Note 14), the Company has 1,549,500 stock warrants outstanding exercisable at $1.33 per share and expiring in 2001. In December 1994, in consideration for monies loaned to the Company, the Board of Directors granted a relative of the majority stockholder, stock warrants to purchase 3,750,000 shares of common stock for $1.33 per share for a five year period commencing December 19, 1994. In 1998, all of the warrants to the majority stockholder and his relatives were extended until September 2003, the length of the NASDAQ agreement. In June 1993, the Board of Directors granted stock warrants to certain individuals and organizations with 150,000 warrants still outstanding exercisable at $1.33 and expiring in June 1999.

Note 12   RELATED PARTY TRANSACTIONS

              A summary of related party transactions for the years ended December 31, 1998 and 1997 is as follows:

                                                            1998          1997
                                                         --------       --------
              Rental expense paid or accrued to the
              relatives of the majority stockholder      $753,235       $546,000

              Rental expense paid to the President
              of a subsidiary of DHB                       48,000         48,000

              Interest paid or accrued on a loan from
              DHB's majority stockholder.                 992,359        177,340

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

                  Approximately  18% and 27% for the years  ended  December  31,
              1998 and 1997, respectively, of DHB's sales were made to the United States Government or its agencies.

                  Certain  factors  relating  to the  industries  in  which  DHB operates and the Company's business should be carefully considered. A substantial portion of the products sold by DHB are used in situations which could result in serious personal injuries or death, whether on account of the failure of such products, or otherwise. Although DHB maintains substantial amounts of insurance coverage to cover such risks, there is no assurance that these amounts would be sufficient to cover the payment of any potential claims. In addition, there is no assurance that this or any other insurance coverage will remain available or, if available, that DHB would be able to obtain such insurance at a reasonable cost. The inability to obtain such insurance coverage would prohibit DHB from bidding for certain orders for bullet resistant products from certain governmental customers.

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

Note 14  FAIR VALUES OF FINANCIAL INSTRUMENTS

              The Company's financial instruments include cash, accounts receivable, accounts payable and long-term debt. The carrying values of cash, accounts receivable, accounts payable and long-term debt approximate their fair values. The Company's long-term debt is not traded and has no quoted market value, however management believes any difference between its carrying value and fair value would not be material in relation to the consolidated financial statements.

Note 15  SEGMENT INFORMATION

              As described in detail above, the Company operates in three principal segments: Ballistic-resistant equipment, Electronics and Protective athletic/medical equipment. The Company designs, manufactures and markets products in both segments as described above.

         Financial information on the Company's business segments was as follows:

        Net Sales                                    1998               1997
                                                 ------------      -------------
Ballistic-resistant equipment ..............     $ 28,695,127      $ 26,805,471
Electronic components ......................        8,398,107              --
Protective athletic & medical equipment ....        8,388,544         7,094,808
                                                 ------------      ------------
                                                   45,481,778        33,900,279
Less inter-segment sales ...................       (3,647,353)         (628,672)
                                                 ------------      ------------
Consolidated Net Sales .....................     $ 41,834,425      $ 33,271,607
                                                 ============      ============

Income from Operations
Ballistic-resistant equipment ..............     $  2,485,395      $  2,017,281
Electronic components ......................         (782,908)               --
Protective athletic & medical equipment ....        1,207,743          498,062
Corporate and Other (1) ....................       (1,508,027)       (1,039,316)
                                                 ------------      ------------
Consolidated Operating Income ..............     $  1,402,203      $  1,476,027
                                                 ============      ============

Identifiable Assets (2)
Ballistic-resistant equipment ..............     $ 23,743,604      $ 17,572,698
Electronic components ......................        5,749,438              --
Protective athletic & medical equipment ....        8,844,627         6,322,150
                                                 ------------      ------------
                                                   38,337,669        23,894,848
Corporate and Other ........................        4,762,866         3,779,781
                                                 ------------      ------------
Consolidated Net Assets ....................     $ 43,100,535      $ 27,674,629
                                                 ============      ============

         Foreign sales accounted for 12% and 10%, respectively of the total revenues for the years ended December 31, 1998 and 1997. Foreign identifiable assets accounted for 5% and 2% of the total assets at December 31, 1998 and 1997.

(1)  Corporate and Other includes corporate general and administrative expenses.

(2) Corporate assets are principally cash, marketable securities and deferred charges

Note 16       COMMITMENTS AND CONTINGENCIES

              Leases

                      DHB leases a warehouse and  manufacturing  facility from a partnership indirectly owned by the majority stockholder of DHB. The lease provides for annual rentals of $480,000 for 1996 and 4% annual increases through expiration in 1999. In addition, DHB must pay real estate taxes and certain operating expenses of this property.

                      DHB leases a warehouse and manufacturing facility from the president of one of its subsidiaries on a month by month basis with annual rentals of $43,200, plus real estate taxes.

                      The Company has a four year lease for a 60,000 square foot warehouse adjacent to the existing Florida facility with an annual rental of approximately $210,000.

                      In  association  with  the  acquisition  of PB Int'l , the
              Company assumed a lease for their warehouse and store in Liege, Belgium. This space is occupied pursuant to a nine year lease with annual rentals of approximately, $42,000.

                      In association  with the  acquisitions of LAP and LEC, the
              Company assumed a lease for a 82,000 square feet of office and warehouse facility in Delaware, as well as, a 3,500 square foot ballistic testing range. The lease expires in March 2001 and provides for annual base rentals of $420,000.

                      Rent and real estate tax expense charged to operations for
              the  years   ended   December   31,   1998  and  1997   aggregated
              approximately $1,917,000 and $962,000, respectively.

              Employment agreements

                      The Company is  committed  under an  employment  agreement with its majority stockholder which expires in April, 2001 and provides for an annual salary of $250,000 through April, 1997 and annual increases of $25,000 thereafter. In addition, the contract provides for the annual grant of 750,000 warrants to the principal stockholder, which are exercisable at $2.33 per share and expire five years from date of grant. In September 1998, Mr. Brook's employment agreement was amended to reflect his position as Co-chairman

              Year 2000.

                  Many computer  systems were  originally  designed to recognize calendar years by their last two digits. Calculations performed using these shortened fields may not work properly with dates from the year 2000 and beyond. The Company is undertaking a review and evaluation of its existing computerized systems as part of a program to bring such systems into Year 2000 compliance. The
              Company expects, to the extent necessary, to either modify or upgrade third party software to ensure Year 2000 compliance. The Company has not yet determined the total cost of modifications to its computerized systems; however, based upon the review and evaluations conducted to date, the Company believes the costs associated with this process will not have a material adverse effect on the Company's results of operations or liquidity.

              Litigation

                      DHB is a defendant in a lawsuit filed in the United States
              District Court for the Southern District of New York. The lawsuit alleging breach of contract, seeks among other things, compensatory damages of not less than $2,500,000, punitive damages of not less than $500,000 and an order enabling the plaintiff to execute certain stock purchase warrants. On January 8, 1999 the Court dismissed this action. The Plaintiff then filed in the Supreme Court of New York, County of Nassau. DHB has filed an Answer and Counter-Claim and intends to vigorously defend the claim and to pursue its Counter-Claims. In the opinion of management of DHB, the ultimate outcome of this litigation will not have a material adverse effect on the financial condition of DHB.

                      The   Company   initiated   a  lawsuit   claiming   patent
              infringement and unfair competition under federal and state law and breach of contract. The defendant also filed a claim against NDL and DHB Capital in the US District Court for the Southern District of Florida claiming patent and trademark infringement, as well as, breach of contract. NDL has filed a claim with its general liability insurance carrier, and they acknowledge that it is their duty to defend this action. At this time, discussions regarding a comprehensive settlement of these two actions are ongoing, which if completed, as currently contemplated would provide for a net payment to NDL/DHB from the Plaintiff. However, no assurance can be given that the above settlement will be completed on favorable terms to the Company. In the opinion of management of DHB, the ultimate outcome of this litigation will not have a material adverse effect on the financial condition of DHB.

                      The Company is a defendant in an action claiming breach of employment contract filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida. The Case went to trial on March 1 through 3, 1999 and a final judgment of
              $330,825 was entered against the Company. The Company has instructed their attorneys to appeal the decision. In the opinion of the Company's counsel, the appellate issues identified to date appear to favor the Company. In the opinion of management of DHB, the ultimate outcome of this litigation will not have a material adverse effect on the financial condition of DHB.

                      The  Company  is subject to other  legal  proceedings  and claims which have risen in the ordinary course of its business and have not been finally adjudicated. These actions when ultimately concluded and determined will not, in the opinion of management, have a material adverse effect on the results of operations or the financial condition of the Company.

Note 17   INCOME TAXES

              Components of income taxes are as follows:

                                                                     1998                 1997
                                                                 ------------         ------------
Current:              Federal                                    $    110,000         $    455,000
                      State                                            24,400               22,509
                      Benefit of net operating
                         loss carryforward                           (110,000)            (455,000)
                                                                 ------------         ------------
                            Total current                              24,400               22,509

Deferred:             Federal                                               0              690,000
                      State                                                 0              430,700
                      Less: valuation allowance                             0          (1,494,700)
                                                                 ------------         ------------
                              Total Deferred                          355,800              374,000
                                                                 ------------         ------------
                   Total income taxes (benefits)                 $     24,400        $    396,509
                                                                 ============         ============

Note 18    COMPREHENSIVE INCOMCE

                      Effective   January  1,  1998,  the  Company  adopted  the
              provision of statement No. 130, Reporting comprehensive income which modifies the financial presentation of comprehensive income and its components. In accordance with this Statement, a Consolidated Statement of Comprehensive Income is included in the Consolidated financial statements to present all changes in Stockholders' equity in the periods presented other than changes resulting from transactions relating to the Company's stock.

                     DHB CAPITAL GROUP INC. AND SUBSIDIARIES
                     SCHEDULE II TO THE FINANCIAL STATEMENTS
                        VALUATION AND QUALIFYING ACCOUNTS
                           DECEMBER 31, 1998 AND 1997




Allowances deducted from related balance sheet accounts:

                                                                                 Investment in     Net Write Down
                                                  Accounts                      Non-marketable   of investment in
                                                 Receivable       Inventory       securities       subsidiaries
                                                -----------     -----------       -----------      -----------
Balance at January 1, 1997 .........            $   303,230     $   700,000       $ 1,000,000      $   529,579

Additions charged to
     costs and  expenses ...........                 50,000              --                --               --

Subtractions charged to
     costs and expenses ............                     --        (700,000)         (372,000)              --
                                                -----------     -----------       -----------      -----------

Balance at December 31, 1997 .......            $   353,230     $         0       $   628,000      $   529,579

Additions charged to
     costs and  expenses ...........                154,509              --                --               --

Subtractions charged to
     costs and expenses ............                     --              --                --               --
                                                -----------     -----------       -----------      -----------


Balance at December 31, 1998 .......            $   507,739     $         0       $         0      $   529,579
                                                ===========     ===========       ===========      ===========



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(D) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this the 23rd day of March, 1999.

                                                     DHB Capital Group Inc.

                                                     /S/ David Brooks
                                                     David Brooks
                                                     Co-Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 23, 1999.


Signature                          Capacity                            Date
---------                          --------                            ----

/S/David H. Brooks       Co-Chairman of the Board,                March 23, 1999
-------------------      and Director
David H. Brooks


/S/Mary Kreidell         Treasurer/Director                       March 23, 1999
----------------         Principal Financial Officer
Mary Kreidell            Principal Accounting Officer


/S/Gary Nadelman         Co-Chairman and Director                 March 23, 1999
 -----------------
Gary Nadelman

Item 13 (a) Exhibits.


Exhibit                           Description

2.1   Securities  Purchase  Agreement  dated  November  6, 1992,  between the
      Company,  E.S.C.   Industries,   Inc.,  The  Thunder  Group,  Inc.  and
      Protective Apparel Corporation of America                                1

3.1   Certificate  of  Incorporation  of DHB Capital  Group Inc.,  a New York
      corporation (hereinafter, "DHB-New York")                                1

3.2   Certificate of Amendment to the Certificate of Incorporation of DHB-New
      York filed November 5, 1992                                              1

3.3   Restated and amended Certificate of Incorporation of DHB New York dated
      February 10, 1993                                                        1

3.4   By-laws of DHB-New York                                                  2

3.5 Certificate of Incorporation of DHB Capital Group Inc., a Delaware corporation (hereinafter, "DHB Delaware"), filed with the Delaware Secretary of State on or about September 1, 1994 2

3.5(a)Certificate of Amendment to Certificate of Incorporation of DHB Capital
      Group Inc. filed December 31, 1996 Note                                 10

3.6   By-laws of DHB Delaware                                                  2

3.7   Plan of merger of DHB-New York into DHB-Delaware                         2

3.8   Certificate  of  Ownership  and  Merger,   Merging  DHB-New  York  into
      DHB-Delaware, pursuant to Section 253 of the General Corporation Law of the State of Delaware, filed in the Office of the Secretary of State of
      Delaware on or about April 17, 1995                                      2

4.1   Specimen Common Stock Certificate                                        1

4.2   Specimen Class A Preferred Stock Certificate                             1

4.3   Form of  Warrant  Agreement  with  respect  to the  Redeemable  Warrant
      together with list of purchasers                                         1

7.1   Opinion regarding Liquidation Preference                                 1

10.1  Employment  Agreement dated November 6, 1992 between Protective Apparel
      Corporation of America and Leonard Rosen                                 1

10.2  Lease dated November 6, 1992, between Protective Apparel Corporation of
      America and Leonard Rosen in Norris, Tennessee                           1

10.3 Domestic and International Non-Competition Agreement dated March 12, 1990 between the Company and American Body Armor & Equipment, Inc. (the
      "American Body Armor Non-competition Agreement")                         1

10.4  GSA Contracts dated January 21, 1991 and March 19, 1992                  1

10.5  Indemnification   Agreements   between   certain   officers  of  E.S.C.
      Industries,  Inc.,  Protective  Apparel  Corporation of America and the
      Company   regarding   Certain   Liabilities  in  Connection   with  the
      Acquisition of Protective Apparel Corporation of America                 1

10.6  Warrant to  purchase  2,000,000  shares of common  stock of The Thunder
      Group, Inc.                                                              1

10.7  Registration  Rights  Agreement  between  the  Company  and the Thunder
      Group, Inc.                                                              1

10.8  Loan Agreement  dated November 6, 1992,  between the Company and E.S.C.
      Industries, Inc.                                                         1

10.9  Security Agreement dated November 6, 1992 of TL Fasteners Corp.          1

10.10 Promissory  Note between the Company and David Brooks dated November 6,
      1992                                                                     1

10.11 Loan  and  Security   between  the  Company  and   Protective   Apparel
      Corporation of American dated December 7, 1992                           1

10.12 Chase Manhattan Bank, N.A. ("Chase") Loan dated November 24, 1992        1

10.13 Form  of  Registration   Rights  Agreement   between  the  Company  and
      participants in the Company's private placement                          1

10.14 Form of Unit Purchase Option                                             1

10.15 Agreement between the Company, Jeffrey Brooks Securities, Inc., Jeffrey
      Brooks, Paul Kazak and Jason Chang dated September 13, 1993              3

10.16 Agreement between the Company, Jeffrey Brooks Securities, Inc., Jeffrey
      Brooks, Paul Kazak and Jason Chang dated September 17, 1993              3

10.17 Promissory note,  general security agreement and related loan documents
      dated September 15, 1993 between the Company, PACA and Chase             4

10.18 Subscription agreement dated March 17, 1994 (the "ID Subscription Agreement"), between the Company and Intelligent Data Corporation, a Nevada corporation ("ID"), regarding the purchase by the Company of
      shares of the common stock and preferred stock of ED                     5

10.19 Amendment dated March 30, 1994, of the ID Subscription Agreement         5

10.20 Shareholders' agreement dated March 17, 1994, among the Company, ID, and shareholders of ID 5 10.21 Employment agreement dated March 17, 1994, between ID and Sam Balabon, including written termination thereof 5

10.22 Bill of sale dated December 20, 1994, made by N.D.L. Products, Inc., a Delaware corporation, and its subsidiaries, N.D.L. International, Inc., Dr. Bonesavers, Inc., Grid, Inc., Hitman, Inc., and Flex-Aid, Inc., each being a Florida corporation, to DHB Acquisition, Inc., covering
      the NDL Assets                                                           6

10.23 Order Determining  Successful Bidder, etc., dated December 20, 1994, In
      Re N.D.L. Products, Debtor, of the United States Bankruptcy Court, Southern District of Florida, Case No. 9421458-BKC-RBR, Chapter 11 (Lead Case), jointly administered with Case Nos. 94-21459 through
      94-21463                                                                 6

10.24 Term loan to the Registrant in the amount of $1,150,000 due September 19, 1995, from The Chase Manhattan Bank, N.A., of New York, New York
      (the "Secured Lender"), bearing interest at 7.2% per year                7

10.25 Collateral  Agreement [Third Party] dated October 18, 1994, made by Mr.
      David H. Brooks in favor of the Secured Lender                           7

10.26 Agreement  dated August 4, 1995,  terminating  the American  Body Armor
      Non-Competition Agreement                                                9

10.27 Bill of sale dated August 3, 1995, made by the Trustee in Bankruptcy of
      Point Blank Body Armor, L.P.                                             8

10.28 Order Authorizing Sale at Auction dated July 25, 1995, In Re Point Blank Body Armor, L.P., Debtor, of the United States Bankruptcy Court,
      Eastern District of New York, Case Nos. 895-83336-2D and 895-83335-2D    8

10.29 1995 Stock Option Plan                                                   9

10.30 Stock Purchase Agreement with respect to the outstanding  capital stock
      of Orthopedic Products, Inc., dated as of March 22, 1996                11

10.31 Definitive  Merger  Agreement  with The  Lehigh  Group  Inc and Plan of
      Reorganization                                                          12

10.32 Employment Agreement with Michael Bell dated March 7, 1997.             12

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

--------
      * - Less than one (1%) percent