Form 10-Q
period 1999-03-31
DHB CAPITAL GROUP INC /DE/
filed 1999-05-14
CIK 899166

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   Form 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



          FOR THE QUARTER
              ENDED
           MARCH 31, 1999                    Commission File No. 0-22429



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


           As of May 14, 1999, there were 25,639,940 shares of Common Stock, $.001 par value outstanding.

================================================================================

                                    CONTENTS


PART I  Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheet as of March 31, 1999 and December 31, 1998


Unaudited Consolidated Statements of Operations and Retained Earnings
      For The Three Months Ended March 31, 1999, 1998  and 1997


Unaudited Consolidated Statements of Cash Flows For The Three Months Ended
      March 31, 1999, 1998 and 1997


Unaudited Notes to Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Results of Operations Operations and Financial Condition


PART II Other Information

Signatures

                     DHB CAPITAL GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                              UNAUDITED
                                                            MARCH 31, 1999     DECEMBER 31, 1998
                                                            --------------     -----------------
                           ASSETS
CURRENT ASSETS
   Cash and cash equivalents ......................          $   283,795          $   519,117
   Marketable securities ..........................              606,347              529,328
   Accounts receivable, less allowance for doubtful
         accounts of $353,320 and $303,320 ........            8,410,087            8,997,354
   Inventories ....................................           22,047,217           20,001,547
   Prepaid expenses and other current assets ......            3,152,875            1,948,347
                                                             -----------          -----------

                  Total Current Assets ............           34,500,321           31,995,693
                                                             -----------          -----------

    PROPERTY AND EQUIPMENT ........................            7,088,355            7,104,233
                                                             -----------          -----------

   OTHER ASSETS
     Intangible assets, net .......................            1,236,351            1,271,668
     Investments in non-marketable securities .....            1,688,750            1,688,750
     Deferred tax assets ..........................              458,680              334,000
     Deposits and other assets ....................              560,638              584,891
                                                             -----------          -----------

                  Total Other Assets ..............            3,944,419            3,879,309
                                                             -----------          -----------

TOTAL ASSETS ......................................           45,533,095          $42,979,235
                                                             ===========          ===========

                     DHB CAPITAL GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                              UNAUDITED
                                                            MARCH 31, 1998     DECEMBER 31, 1997
                                                            --------------     -----------------
           LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES
     Note payable .................................          $ 5,000,000          $ 4,175,000
     Current maturities of long term debt .........              153,297              159,607
     Accounts payable .............................            6,465,514            6,233,131
     Accrued expenses and other current liabilities            3,185,667            2,324,114
                                                             -----------          -----------

                  Total Current Liabilities .......           14,804,478           12,891,852
                                                             -----------          -----------

  LONG TERM LIABILITIES
    Long term debt, net of current maturities .....              369,660              387,512
    Note Payable - stockholder ....................           11,421,604           11,527,604
                                                             -----------          -----------

                  Total Long Term Debt ............           11,791,264           11,915,116
                                                             -----------          -----------

                  Total Liabilities ...............           26,595,742           24,806,968
                                                             -----------          -----------

    Common stock ..................................               25,640               25,447
    Additional Paid in Capital ....................           22,080,657           21,215,849
    Accumulated Deficit ...........................           (3,069,488)          (3,100,898)
    Unrealized Loss ...............................             (115,853)                  --
    Foreign Currency ..............................               16,397               31,869

   TOTAL STOCKHOLDERS' EQUITY .....................           18,937,353           18,172,267
                                                              -----------          -----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....          $45,533,095          $42,979,235
                                                             ===========          ===========

                 See accompanying notes to financial statements.

                                        DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
                          UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                          FOR THE THREE MONTHS ENDED MARCH 31,

                                                                             1999              1998             1997
                                                                          ----------      ------------      ------------
Net sales .........................................................        9,446,730      $ 10,595,074      $  7,144,676

Cost of sales .....................................................        6,208,033         7,876,092         4,762,894
                                                                        ------------      ------------      ------------
      Gross Profit ................................................        3,238,697         2,718,982         2,381,782

 Selling, general and administrative expenses .....................        2,781,849         3,101,742         1,925,056
                                                                        ------------      ------------      ------------
      Income(Loss) before other income (expense) ..................          456,848          (382,760)          456,726
                                                                        ------------      ------------      ------------
Other Income (Expense)
      Interest expense, net of interest income ....................         (499,196)         (171,571)          (50,371)
      Dividend income .............................................             --                   8            12,617
   Other income ...................................................            2,106              --              21,131
      Foreign currency translation ................................              833               742            (4,544)
      Realized gain on marketable securities ......................          113,786            46,460           229,941
      Unrealized gain on marketable securities ....................             --              30,000          (288,450)
                                                                        ------------      ------------      ------------

               Total Other Income (Expense) .......................         (382,471)          (94,361)          (79,676)
                                                                        ------------      ------------      ------------

      Income (loss) before income taxes (benefit) .................           74,377          (477,121)          377,050

      Income taxes (benefit) ......................................           42,967             7,950            13,000
                                                                        ------------      ------------      ------------

      Net Income (loss) ...........................................           31,410          (485,071)          364,050

               Retained Earnings (Deficit) - Beginning ............       (3,100,898)       (3,230,700)       (4,771,590)
                                                                        ------------      ------------      ------------

               Retained Earnings (Deficit) - End ..................       (3,069,488)     $ (3,715,771)     $ (4,407,540)
                                                                        ============      ============      ============
               Earnings (loss) per common share
                              Primary .............................             .001      $     (0.018)     $      0.015
                                                                        ============      ============      ============
                              Fully Diluted .......................             .001      $     (0.017)     $      0.015
                                                                        ============      ============      ============
               Weighted average number of common share outstanding:
                              Primary .............................       25,564,051        27,137,331        25,078,097
                                                                        ============      ============      ============
                              Fully Diluted .......................       44,611,319        28,053,959        25,078,097
                                                                        ============      ============      ============

                See accompanying notes to financial statements.

                                 DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
                              UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   FOR THE THREE MONTHS ENDED MARCH 31,


                                                               1999             1998              1997
                                                            -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (loss) ..................................          31,410      $  (485,071)     $   364,050

   Adjustments to reconcile net income to net
     cash provided by operating activities:
          Depreciation and amortization ...............         229,484          265,754           88,027
          Stock issued in settlement of a lawsuit .....         695,001          150,000
          Stock returned in settlement of a lawsuit ...                          (21,131)
          Stock issued for services ...................          70,000          279,388
          Unrealized loss .............................        (115,853)
Changes in assets and liabilities
   (Increase) Decrease in:
         Accounts receivable ..........................         587,267         (610,645)      (1,292,927)
         Marketable securities ........................         (77,019)       1,615,471       (1,313,713)
         Inventories ..................................      (2,045,670)        (606,359)        (489,475)
         Prepaid expenses and other current assets ....      (1,204,528)        (718,283)        (606,209)
         Deferred tax assets ..........................        (124,681)
         Deposits and other assets ....................          24,253           (1,333)         (22,081)
   Increase (decrease) in:
         Accounts payable .............................         232,384         (362,034)       1,860,367
         Accrued expenses and other current liabilities         861,553          (29,550)
         State income taxes payable ...................              --              --               349
                                                            -----------      -----------      -----------
Net cash used by operating activities .................        (836,399)        (456,647)      (1,032,905)
                                                            -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
         Payments for purchase of assets of subsidiary,
           net of cash acquired .......................            --         (4,582,402)            --
         Payments made for property and equipment .....        (178,289)        (567,507)        (118,458)
                                                            -----------      -----------      -----------
Net Cash provided (used) by investing activities ......        (178,289)      (5,149,909)        (118,458)
                                                            -----------      -----------      -----------


                                        DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
                                     UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          FOR THE THREE MONTHS ENDED MARCH 31,


                                                                          1999               1998               1997
                                                                      -----------        -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds (repayments) of note payable- bank ..........           825,000            700,000               --
         Proceeds from shareholder note .......................          (106,000)         7,000,000               --
         Principal payments on long-term debt .................           (24,162)           (19,116)           (13,910)
         Dividends Paid .......................................              --                 --                 --
         Foreign Currency Translation .........................           (15,472)           (10,585)             7,338
         Purchase of treasury stock ...........................              --           (2,384,015)              --
         Net proceeds from sale of common stock ...............           100,000               --              100,000
                                                                      -----------        -----------        -----------
Net cash provided (used) by financing activities ..............           779,366          5,286,284             93,428
                                                                      -----------        -----------        -----------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS ...............          (235,322)          (320,272)        (1,057,935)

CASH AND CASH EQUIVALENTS - BEGINNING .........................           519,117            882,884          1,398,905
                                                                      -----------        -----------        -----------

CASH AND CASH EQUIVALENTS - END ...............................           283,795        $   562,612        $   340,970
                                                                      ===========        ===========        ===========

Supplemental Cash Flow Information
   Cash paid for
        Interest ..............................................       $    92,112        $   123,296        $    59,525
        Taxes .................................................       $    43,327        $     1,817        $    33,301

                See accompanying notes to financial statements.

                              DHB CAPITAL GROUP INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTHS ENDED MARCH 31, 1999, 1998 AND 1997


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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Three Months Ended March 31, 1998, Compared to the Three Months Ended March 31, 1998 and 1997.

Consolidated net sales were approximately $9,447,000, $10,600,000 and $7,145,000 for the three months ended March 31, 1999, March 31, 1998 and March 31, 1997. Sales decreased by approximately $1,150,000 due to delays in shipping dates for a major customer. The increase in sales of $3,450,000 for the three months ended March 31, 1998 over the three months ended March 31, 1997 was the result of DHB's February 1998 acquisition of Lanxide Electronics Components Inc. and Lanxide Armor Products, Inc. as well as improved sales in both our Armor and Sports divisions. Consolidated gross profits increased to 34% for quarter ended March 31, 1999. The increase of 8% is the result of the turn around of Lanxide Electronic Components. Net income increased $500,000 for the quarter ended March 31, 1999 primarily as a result of improved performance of our Electronics Division and Soft Armor companies.

Liquidity and Capital Resources

The Company's primary capital requirements over the next twelve months are to assist PACA , Point Blank, NDL, OPI, Point Blank International, LAP, DHBKKIC and LEC in financing their working capital requirements. Working capital is needed to finance the receivables, manufacturing process and inventory. Working Capital at March 31, 1999 was $19,696,000 as compared to $13,063,000 in 1998 and
$10,288,700 at March 31, 1998. The current ratio at March 31, 1999 is 2.33 and at March 31, 1999 it was is 2.17:1 as compared to 2.9:1 at March 31, 1997.

Cash, cash equivalents, and marketable securities totaled $283,795 at March 31, 1999. Compared to $651,000 and at March 31, 1998 and 1997 $341,000 in 1997. The
1998 increase in cash, cash equivalents and marketable securities was derived from operations and a shareholder loan. The Company obtained a line of credit with the Bank of New York in May of 1998 for up to $5,000,000. The line is secured by the Company's assets. As of May 13, 1998 the Company has borrowed $5,000,000 on this line at 7.4% interest due June 1, 1999.

Effect of Inflation and Changing Prices.

The Company did not experience increases in raw material prices during the three months ended March 31, 1998 and 1997. The Company believes it will be able to increase prices on their products to meet future price increases in raw materials, should they occur.

PART II.  OTHER INFORMATION

          No change.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

Dated:  May 14, 1999                          DHB CAPITAL GROUP INC.


                                              /S/ David H. Brooks
                                              -------------------------------
                                              Co-Chairman of the Board,
                                              and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the Registrant and in capacities and at the dates indicated:


      Signature                       Capacity                        Date
      ---------                       --------                        ----

 /S/ David H. Brooks           Co-Chairman of the Board           May 14, 1999
----------------------



  /S/ Mary Kreidell            Chief Financial Officer            May 14, 1999
----------------------



  /S/ Gary Nadelman            Co-Chairman of the Board           May 14, 1999
----------------------