Form 10-Q
period 1999-06-30
DHB CAPITAL GROUP INC /DE/
filed 1999-08-16
CIK 899166

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



          FOR THE QUARTER
              ENDED
          JUNE 30, 1999                    Commission File No. 0-22429



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

            As of August 11, 1999 there were 25,933,379 shares of Common Stock, $.001 par value outstanding.

                                    CONTENTS




     PART I  Financial Information
             ---------------------

     Item 1.  Financial Statements

     Consolidated Balance Sheet as of June 30, 1999 and December 31, 1998


     Unaudited Consolidated Statements of Operations and Retained Earnings
           For The Three Months Ended June  30, 1999, 1998 and 1997

     Unaudited Consolidated Statements of Operations and Retained Earnings
           For The Six Months Ended June  30, 1999, 1998 and 1997

    Unaudited Consolidated Statements of Cash Flows For The Six Months Ended
       June  30, 1999, 1998 and 1997

     Unaudited Notes to Consolidated Financial Statements


     Item 2. Management's Discussion and Analysis of Results of Operations Operations and Financial Condition


     PART II  Other Information

     Signatures

                     DHB CAPITAL GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                 UNAUDITED
                                                               JUNE 30, 1999   DECEMBER 31, 1998
                                                               -------------   -----------------
                                     ASSETS
CURRENT ASSETS
Cash and cash equivalents ................................     $    313,423      $    519,117
Marketable securities ....................................          102,086           529,328
Accounts receivable, less allowance for doubtful
accounts of $507,739 .....................................        8,351,932         8,997,354
Inventories ..............................................       24,597,751        20,001,547
Prepaid expenses and other current assets ................        2,583,540         1,948,347
                                                               ------------      ------------
Total Current Assets .....................................       35,948,732        31,995,693

PROPERTY AND EQUIPMENT, at cost, net of
accumulated depreciation of
$2,030,416 and $1,657,951, respectively ..................        7,050,784         7,104,233
                                                               ------------      ------------

OTHER ASSETS
Intangible assets, net ...................................        1,192,704         1,271,668
Investments in non-marketable securities .................        1,688,750         1,688,750
Deferred tax assets ......................................          434,000           334,000
Deposits and other assets ................................          597,558           584,891
                                                               ------------      ------------
Total Other Assets .......................................        3,913,012         3,879,309
                                                               ------------      ------------

TOTAL ASSETS .............................................     $ 46,912,528      $ 42,979,235
                                                               ============      ============

                     DHB CAPITAL GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                 UNAUDITED
                                                               JUNE 30, 1999   DECEMBER 31, 1998
                                                               -------------   -----------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Note payable .............................................     $  5,000,000      $  4,175,000
Current maturities of long term debt .....................          153,173           159,607
Accounts payable .........................................        6,635,010         6,233,131
Accrued expenses and other current liabilities ...........        3,737,716         2,324,114
                                                               ------------      ------------
Total Current Liabilities ................................       15,525,899        12,891,852
                                                               ------------      ------------

LONG TERM LIABILITIES
Long term debt, net of current maturities ................          340,378           387,512
Note Payable - stockholder ...............................       11,527,604        11,527,604
                                                               ------------      ------------
Total Long Term Debt .....................................       11,867,982        11,915,116
                                                               ------------      ------------
Total Liabilities ........................................       27,393,881        24,806,968
                                                               ------------      ------------
STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 100,000,000
shares authorized, .......................................           25,933            25,447
25,932,579 and  25,447,224, issued and
outstanding, respectively
Additional paid-in capital ...............................       22,419,774        21,215,849
Accumulated deficit ......................................       (2,940,424)       (3,100,898)
Foreign currency translation adjustment ..................           13,364            31,869
                                                               ------------      ------------
STOCKHOLDERS' EQUITY .....................................       19,518,647        18,172,267
                                                               ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............     $ 46,912,528      $ 42,979,235
                                                               ============      ============

                 See accompanying notes to financial statements.

                              DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                 FOR THE THREE MONTHS ENDED JUNE 30,


                                                         1999              1998              1997
                                                    ------------      ------------      ------------
Net sales .....................................     $ 10,539,318      $ 10,523,527      $  8,400,842

Cost of sales .................................        6,578,124         6,848,302         5,758,367
                                                    ------------      ------------      ------------

Gross Profit ..................................        3,961,194         3,675,225         2,642,475

Selling, general and administrative expenses ..        3,468,669         3,319,788         2,609,411
                                                    ------------      ------------      ------------

Income(Loss) before other income (expense) ....          492,525           355,437            33,064
                                                    ------------      ------------      ------------
Other Income (Expense)
Interest expense, net of interest income ......         (482,667)         (329,672)          (99,449)
Other Income ..................................          251,831                 7             5,003
Foreign currency translation ..................            6,620              (658)            3,914
Realized gain on marketable securities ........         (129,835)           73,359          (262,323)
Unrealized gain on marketable securities ......                0            13,751           895,687
                                                    ------------      ------------      ------------

Total Other Income (Expense) ..................         (354,051)         (243,213)          542,832
                                                    ------------      ------------      ------------

Income (loss) before income taxes (benefit) ...          138,474           112,224           575,896

Income taxes (benefit) ........................            9,410             3,534           115,392
                                                    ------------      ------------      ------------

Net Income ....................................          129,064           108,690           460,504

Retained Earnings (Deficit) - Beginning .......       (3,069,488)       (3,715,771)       (4,407,540)
                                                    ------------      ------------      ------------

Retained Earnings (Deficit) - End .............     $ (2,940,424)     $ (3,607,081)     $ (3,947,036)
                                                    ============      ============      ============
Earnings (loss) per common share
Primary .......................................     $      0.005      $      0.004      $      0.019
                                                    ============      ============      ============
Fully Diluted .................................     $      0.004      $      0.004      $      0.017
                                                    ============      ============      ============

Primary weighted average number of shares .....       25,660,833        24,774,376        24,713,138

Add warrants ..................................        4,474,344         4,453,563         1,720,891
                                                    ------------      ------------      ------------

Fully Diluted weighted average number of shares       30,135,177        29,227,939        26,434,029
                                                    ============      ============      ============

                 See accompanying notes to financial statements.

                              DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                  FOR THE SIX MONTHS ENDED JUNE 30,

                                                         1999              1998              1997
                                                    ------------      ------------      ------------
Net sales .....................................     $ 19,986,048      $ 21,118,599      $ 15,545,517

Cost of sales .................................       12,786,157        14,724,382        10,527,531
                                                    ------------      ------------      ------------

Gross Profit ..................................        7,199,891         6,394,217         5,017,986

Selling, general and administrative expenses ..        6,250,518         6,421,538         4,528,195
                                                    ------------      ------------      ------------

Income(Loss) before other income (expense) ....          949 373           (27,321)          489,791
                                                    ------------      ------------      ------------
Other Income (Expense)
Interest expense, net of interest income ......         (981,863)         (501,244)         (149,820)
Other Income ..................................          253,938                15            38,751
Foreign currency translation ..................            7,453                84              (630)
Realized gain on marketable securities ........          (16,050)          119,818           (32,382)
Unrealized gain on marketable securities ......                0            43,751           607,237
                                                    ------------      ------------      ------------

Total Other Income (Expense) ..................         (736,522)         (337,576)          463,156
                                                    ------------      ------------      ------------

Income (loss) before income taxes (benefit) ...          212,851          (364,897)          952,947

Income taxes (benefit) ........................           52,377            11,484           128,393
                                                    ------------      ------------      ------------

Net Income (loss) .............................          160,474          (376,381)          824,554

Retained Earnings (Deficit) - Beginning .......       (3,100,898)       (3,230,700)       (4,771,590)
                                                    ------------      ------------      ------------

Retained Earnings (Deficit) - End .............     $ (2,940,424)     $ (3,607,081)     $ (3,947,036)
                                                    ============      ============      ============
Earnings (loss) per common share
Primary .......................................     $      0.006      $     (0.015)     $      0.034
                                                    ============      ============      ============
Fully Diluted .................................     $      0.005      $     (0.013)     $      0.032
                                                    ============      ============      ============

Primary weighted average number of shares .....       25,592,811        24,888,046        24,075,677

Add warrants ..................................        4,451,186         4,404,523         1,720,891
                                                    ------------      ------------      ------------

Fully Diluted weighted average number of shares       30,043,997        29,292,569        25,796,568
                                                    ============      ============      ============

                 See accompanying notes to financial tatements.

                             DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
                         UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE SIX MONTHS ENDED JUNE 30,

CASH FLOWS FROM OPERATING ACTIVITIES                   1999            1998              1997
                                                   -----------      -----------      -----------
Net Income (loss) ............................     $   160,474      $  (376,381)     $   824,554

Adjustments to  reconcile  net  income  to
net  cash  provided  by  operating
activities:
Depreciation and amortization ................         464,191          620,302          192,581
Stock issued in settlement of a lawsuit ......         190,000                           150,000
Stock returned in settlement of a lawsuit ....            --                             (21,131)
Stock issued for services ....................          65,156          372,000          210,000
Unrealized loss on marketable securities .....            --               --            598,900
Changes in assets and liabilities
(Increase) Decrease in:
Accounts receivable ..........................         645,422         (800,606)      (1,871,981)
Marketable securities ........................         427,242        1,601,698         (261,487)
Inventories ..................................      (4,596,204)      (2,333,174)      (1,817,859)
Prepaid expenses and other current assets ....        (635,193)        (977,712)        (790,748)
Deferred taxes ...............................        (100,000)         (22,118)          49,000
Deposits and other assets ....................         (12,667)        (101,787)         (61,883)
Increase (decrease) in:
Accounts payable .............................         401,879         (566,507)       1,193,752
Accrued expenses and other current liabilities       1,403,207          841,270          (17,158)
State income taxes payable ...................          10,395           22,286           84,580
                                                   -----------      -----------      -----------
Net cash used by operating activities ........      (1,576,098)      (1,720,729)      (1,538,880)
                                                   -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for purchase of assets of subsidiary,
 net of cash acquired ........................            --         (4,924,073)            --
Payments made for property and equipment .....        (331,778)        (780,347)        (417,730)
                                                   -----------      -----------      -----------
Net Cash used by investing activities ........        (331,778)      (5,704,420)        (417,730)
                                                   -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (repayments) of note payable- bank ..         825,000        2,325,000          500,000
Proceeds from shareholder note ...............            --          7,100,000             --
Principal payments on long-term debt .........         (53,568)         (41,417)         (34,472)
Foreign Currency Translation .................         (18,505)          (6,206)          12,163
Purchase of treasury stock ...................        (240,245)      (2,770,002)            --
Stock warrant exercised ......................          62,500           66,000             --
Net proceeds from sale of common stock .......       1,127,000             --          3,198,625
                                                   -----------      -----------      -----------
Net cash provided by financing activities ....       1,702,182        6,673,375        3,676,316
                                                   ===========      -----------      -----------

NET DECREASE IN CASH AND EQUIVALENTS .........        (205,694)        (751,774)       1,719,706
CASH AND CASH EQUIVALENTS - BEGINNING ........         519,117          882,884        1,398,905
                                                   -----------      -----------      -----------
CASH AND CASH EQUIVALENTS - END ..............     $   313,423      $   131,110      $ 3,118,611
                                                   ===========      ===========      ===========

                             DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
                         UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE SIX MONTHS ENDED JUNE 30,
                                        (continued)

Supplemental cash flow information
Cash paid for:                                       1999            1998             1997
                                                   --------      ----------         --------
Interest                                           $154,557        $174,350         $165,760
Taxes                                               $57,468      $   27,134          $17,160




                 See accompanying notes to financial statements.

                             DHB CAPITAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED JUNE 30, 1999, 1998 AND 1997

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Three Months Ended June 30, 1999, Compared to the Three Months Ended June 30, 1998 and 1997.

         Consolidated net sales were approximately $10,539,318, $10,523,527 and $8,400,842 for the three months ended June 30, 1999, 1998 and 1997, respectively. Gross profit for the three months ended June 30, 1999 increased approximately $286,000 to $3,961,194 over the gross profit for the three months ended June 30, 1998 and increased $1,318,719 over the gross profit for the three months ended June 30, 1997. This is a result of improved operating efficiencies and tighter production controls. Operating income increased 39% to $492,525 for the three months ended June 30, 1999 as compared to operating income of $355,437 for the three months ended June 30, 1998.

Liquidity and Capital Resources

The Company's primary capital requirements over the next twelve months are to assist PACA , Point Blank, NDL, OPI, Point Blank International, LAP, DHB KK and LEC in financing their working capital requirements. Working capital is needed to finance the receivables, manufacturing process and inventory. Working Capital at June 30, 1999 was approximately $20,423,000 as compared to $12,979,000 in 1998 and $14,403,000 at June 30, 1997. The current ratio at June 30, 1999 is
2.31 and at June 30, 1998 it was 2:1 as compared to 3.2:1 at June 30, 1997.

Cash, cash equivalents, and marketable securities totaled $415,509 at June 30, 1999 compared to $233,218 at June 30, 1998 and at June 30, 1997 cash and marketable securities totaled $5,123,225. The 1998 increase in cash, cash equivalents and marketable securities was derived from operations and a shareholder loan. The Company obtained a line of credit with the Bank of New York in May 1998 for up to $5,000,000. The line is secured by the Company's assets. As of August 11, 1999 the Company has borrowed $5,000,000 on this line at a rate of 7.4% interest. The line of credit expires in November of 1999.

Effect of Inflation and Changing Prices.

The Company did not experience increases in raw material prices during the six months ended June 30, 1999, 1998 and 1997. The Company believes it will be able to increase prices on their products to meet future price increases in raw materials, should they occur.

PART II.  OTHER INFORMATION-

Item 5 - Other information

On July 16, 1999 the Company terminated its Chief Financial Officer and is currently taking steps to hire a new Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

Dated:  August 11, 1999                         DHB CAPITAL GROUP INC.


                                                /S/ David H. Brooks
                                                -------------------
                                                David H. Brooks
                                                Co-Chairman of the Board,
                                                and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the Registrant and in capacities and at the dates indicated:


      Signature                   Capacity                         Date
      ---------                   --------                         ----

 /S/ David H. Brooks      Co-Chairman of the Board           August 11, 1999
 -------------------
     David H. Brooks



/S/  Dawn M. Schlegel    Chief Accounting Officer           August 11, 1999
---------------------
     Dawn M. Schlegel


/S/ Robert A. Bruno       Vice President                     August 11, 1999
-------------------
    Robert A. Bruno