Form 10QSB
period 1999-09-30
DHB CAPITAL GROUP INC /DE/
filed 1999-11-15
CIK 899166

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



          FOR THE QUARTER
              ENDED
          SEPTEMBER 30, 1999                    Commission File No. 0-22429



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


Former  name,  former  address and former  fiscal  year,  if changed  since last report:
--------------------------------------------------------------------------------
                                 Not applicable


Indicate by check whether the registrant (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes [ X ] No [ ]


As of November 11, 1999 there were 26,294,856 shares of Common Stock, $.001 par value outstanding.
================================================================================

                                    CONTENTS



     PART I  Financial Information

     Item 1.  Financial Statements

     Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998

     Unaudited Consolidated Statements of Operations and Retained Earnings
           For The Three Months Ended September 30, 1999, 1998 and 1997

     Unaudited Consolidated Statements of Operations and Retained Earnings
           For The Nine Months Ended September 30, 1999, 1998 and 1997

    Unaudited Consolidated Statements of Cash Flows For The Nine Months Ended
       September 30, 1999, 1998 and 1997

     Unaudited Notes to Consolidated Financial Statements

     Item 2. Management's Discussion and Analysis of Results of Operations Operations and Financial Condition


     PART II  Other Information

     Item 1.  Legal Proceedings

     Item 5.  Other Information

     Item 6.  Exhibits & Reports on Form 8-K

     Signatures

                                  DHB CAPITAL GROUP INC. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS
                                                                          UNAUDITED
                                                                     SEPTEMBER 30, 1999        DECEMBER 31, 1998
                                                                     ------------------        ------------------
                                     ASSETS
                                     ------
CURRENT ASSETS
Cash and cash equivalents .........................................     $    658,810             $    519,117
Marketable securities .............................................          102,086                  529,328
Accounts receivable, less allowance for doubtful
      accounts of $591,739 and $507,739, respectively .............        9,675,151                8,997,354
Inventories .......................................................       25,614,540               20,001,547
Prepaid expenses and other current assets .........................        1,641,990                1,948,347
                                                                        ------------             ------------
Total Current Assets ..............................................       37,692,577               31,995,693

PROPERTY AND EQUIPMENT, at cost, net of accumulated depreciation of
$2,228,083 and $1,657,951, respectively ...........................        7,445,252                7,104,233
                                                                        ------------             ------------

OTHER ASSETS
Intangible assets, net ............................................        1,149,703                1,271,668
Investments in non-marketable securities ..........................        1,688,750                1,688,750
Deferred tax assets ...............................................          449,000                  334,000
Deposits and other assets .........................................          607,642                  584,891
                                                                        ------------             ------------
Total Other Assets ................................................        3,895,095                3,879,309
                                                                        ------------             ------------

TOTAL ASSETS ......................................................     $ 49,032,924             $ 42,979,235
                                                                        ============             ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES
Note payable ......................................................     $  5,000,000             $  4,175,000
Current maturities of long term debt ..............................          150,614                  159,607
Accounts payable ..................................................        7,989,014                6,233,131
Accrued expenses and other current liabilities ....................        4,200,981                2,324,114
                                                                        ------------             ------------
Total Current Liabilities .........................................       17,340,609               12,891,852
                                                                        ------------             ------------

LONG TERM LIABILITIES
Long term debt, net of current maturities .........................          294,793                  387,512
Note Payable - stockholder ........................................       11,527,604               11,527,604
                                                                        ------------             ------------
Total Long Term Debt ..............................................       11,822,397               11,915,116
                                                                        ------------             ------------
Total Liabilities .................................................       29,163,006               24,806,968
                                                                        ------------             ------------

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 100,000,000 shares authorized,
26,273,356 and  25,447,224, issued and outstanding, respectively ..           26,273                   25,447
Additional paid-in capital ........................................       22,841,154               21,215,849
Subscription receivable ...........................................         (400,970)
Accumulated deficit ...............................................       (2,631,132)              (3,100,898)
Foreign currency translation adjustment ...........................           34,593                   31,869
                                                                        ------------             ------------
STOCKHOLDERS' EQUITY ..............................................       19,869,918               18,172,267
                                                                        ------------             ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........................     $ 49,032,924             $ 42,979,235

                 See accompanying notes to financial statements.

                              DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                              FOR THE THREE MONTHS ENDED SEPTEMBER 30,


                                                         1999              1998              1997
                                                    ------------      ------------      ------------
Net sales .....................................     $ 13,938,019      $ 10,191,753      $  9,004,476

Cost of sales .................................        9,245,806         5,983,494         6,320,158
                                                    ------------      ------------      ------------

Gross Profit ..................................        4,692,213         4,208,259         2,684,318

Selling, general and administrative expenses ..        3,883,991         3,553,922         2,444,343
                                                    ------------      ------------      ------------

Income (Loss) before other income (expense) ...          808,222           654,337           239,975
                                                    ------------      ------------      ------------

Other Income (Expense)
Interest expense, net of interest income ......         (537,361)         (381,549)          (93,391)
Other Income ..................................           26,965              --                 100
Foreign currency translation ..................           21,984            (9,493)            4,259
Realized gain on marketable securities ........             --                --             (28,124)
Unrealized gain on marketable securities ......             --                --             113,693
                                                    ------------      ------------      ------------
Total Other Income (Expense) ..................         (488,412)         (391,042)           (3,463)
                                                    ------------      ------------      ------------

Income (loss) before income taxes (benefit) ...          319,810           263,295           236,512

Income taxes (benefit) ........................           10,518             7,473            10,739
                                                    ------------      ------------      ------------

Net Income ....................................          309,292           255,822           225,773

Retained Earnings (Deficit) - Beginning .......       (2,940,424)       (3,607,081)       (3,947,036)
                                                    ------------      ------------      ------------

Retained Earnings (Deficit) - End .............     $ (2,631,132)     $ (3,351,259)     $ (3,721,263)
                                                    ============      ============      ============
Earnings (loss) per common share
Primary .......................................     $      0.012      $      0.010      $      0.009
                                                    ============      ============      ============
Fully Diluted .................................     $      0.010      $      0.009      $      0.007
                                                    ============      ============      ============

Primary weighted average number of shares .....       26,013,541        24,832,394        25,775,527

Add warrants ..................................        4,306,390         4,673,200         4,402,188
                                                    ------------      ------------      ------------

Fully Diluted weighted average number of shares       30,319,931        29,505,594        30,177,715
                                                    ============      ============      ============

                 See accompanying notes to financial statements.

                              DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                               FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                         1999              1998              1997
                                                    ------------      ------------      ------------
Net sales .....................................     $ 33,924,063      $ 31,310,351      $ 24,549,991

Cost of sales .................................       22,031,942        20,707,864        16,993,707
                                                    ------------      ------------      ------------

Gross Profit ..................................       11,892,121        10,602,487         7,556,284

Selling, general and administrative expenses ..       10,134,537         9,975,477         6,826,504
                                                    ------------      ------------      ------------

Income(Loss) before other income (expense) ....        1,757,584           627,010           729,780
                                                    ------------      ------------      ------------

Other Income (Expense)
Interest expense, net of interest income ......       (1,510,216)         (882,795)         (243,225)
Other Income ..................................          271,896                19            38,851
Foreign currency translation ..................           29,437            (9,409)            3,629
Realized gain on marketable securities ........          (16,050)          119,818           (60,506)
Unrealized gain on marketable securities ......             --              43,751           720,929
                                                    ------------      ------------      ------------
Total Other Income (Expense) ..................       (1,224,933)         (728,616)          459,678
                                                    ------------      ------------      ------------

Income (loss) before income taxes (benefit) ...          532,651          (101,606)        1,189,458

Income taxes (benefit) ........................           62,885            18,953           139,131
                                                    ------------      ------------      ------------

Net Income (loss) .............................          469,766          (120,559)        1,050,327

Retained Earnings (Deficit) - Beginning .......       (3,100,898)       (3,230,700)       (4,771,590)
                                                    ------------      ------------      ------------

Retained Earnings (Deficit) - End .............     $ (2,631,132)     $ (3,351,259)     $ (3,721,263)
                                                    ============      ============      ============
Earnings (loss) per common share
Primary .......................................     $      0.018      $     (0.005)     $      0.043
                                                    ============      ============      ============
Fully Diluted .................................     $      0.016      $     (0.004)     $      0.038
                                                    ============      ============      ============

Primary weighted average number of shares .....       25,829,387        24,869,291        24,648,520

Add warrants ..................................        4,306,390         4,543,219         2,945,978
                                                    ------------      ------------      ------------

Fully Diluted weighted average number of shares       30,135,777        29,412,510        27,594,498
                                                    ============      ============      ============

                 See accompanying notes to financial statements.

                                       DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
                                    UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        FOR THE NINE MONTHS ENDED SEPTEMBER 30,

CASH FLOWS FROM OPERATING ACTIVITIES                                         1999            1998            1997
                                                                        -----------      -----------      -----------
Net Income (loss) .................................................     $   469,766      $  (120,559)     $ 1,050,327

Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization .....................................         704,859          894,763          305,313
Stock issued in settlement of a lawsuit ...........................         190,000                           150,000
Stock returned in settlement of a lawsuit .........................            --                             (21,131)
Stock issued for services .........................................          65,156          372,000          277,500
Unrealized loss on marketable securities ..........................            --               --           (598,900)
Changes in assets and liabilities
(Increase) Decrease in:
Accounts receivable ...............................................        (677,797)      (1,570,385)      (2,777,321)
Marketable securities .............................................       427,242 .        1,601,720         (138,687)
Inventories .......................................................      (5,612,993)      (4,880,520)      (2,164,571)
Prepaid expenses and other current assets .........................         306,357         (905,230)        (479,472)
Deferred taxes ....................................................        (115,000)         (22,118)          49,000
Deposits and other assets .........................................         (22,751)         (97,945)         (96,691)
Increase (decrease) in:
Accounts payable ..................................................       1,755,883         (522,225)       1,135,179
Accrued expenses and other current liabilities ....................       1,876,867        1,394,597          247,101
                                                                        -----------      -----------      -----------
Net cash used by operating activities .............................        (632,411)      (3,855,902)      (3,062,353)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for purchase of assets of subsidiary, net of cash acquired            --         (4,924,075)         134,356
Payments made for property and equipment ..........................        (923,913)        (929,755)        (610,173)
                                                                        -----------      -----------      -----------
Net Cash used by investing activities .............................        (923,913)      (5,853,830)        (475,817)
                                                                        -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (repayments) of note payable- bank .......................         825,000        2,325,000          500,000
Proceeds from shareholder note ....................................            --          9,050,900             --
Principal payments on long-term debt ..............................        (101,712)         (74,391)         (51,231)
Foreign Currency Translation ......................................          2,724.           18,892            4,113
Purchase of treasury stock ........................................        (240,245)      (2,770,002)      (1,028,300)
Stock warrant exercised ...........................................         361,720           66,000
Net proceeds from sale of common stock ............................         848,530          240,000        3,248,330
                                                                        -----------      -----------      -----------
Net cash provided by financing activities .........................       1,696,017        8,856,399        2,672,912
                                                                        -----------      -----------      -----------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS ...................         139,693         (853,333)        (865,258)
CASH AND CASH EQUIVALENTS - BEGINNING .............................         519,117          882,884        1,249,655
                                                                        -----------      -----------      -----------
CASH AND CASH EQUIVALENTS - END ...................................     $   658,810      $    29,551      $   384,397
                                                                        ===========      ===========      ===========

Supplemental cash flow information
Cash paid for:                            1999            1998            1997
                                        --------        --------        --------
Interest                                $251,611        $280,399        $211,414
Taxes                                    $63,933        $ 78,877         $17,739


                 See accompanying notes to financial statements.

                             DHB CAPITAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Three Months Ended September 30, 1999, Compared to the Three Months Ended September 30, 1998 and 1997.

         Consolidated net sales were approximately $13,938,000, $10,192,000 and $9,004,000 for the three months ended September 30, 1999, 1998 and 1997, respectively. Gross profit for the three months ended September 30, 1999 increased approximately $484,000 to $4,692,213 over the gross profit for the three months ended September 30, 1998 and increased $2,007,895 over the gross profit for the three months ended September 30, 1997. The increase in gross profit is primarily a result of increased sales volume. Operating income increased 21% to $319,810 for the three months ended September 30, 1999 as compared to operating income of $263,295 for the three months ended September 30, 1998. The smaller percentage increase in operating income compared to gross profit is the result of the Company settling a lawsuit with the former president of one of its subsidiaries and the buyout of his employment agreement which result in a charge to operations of $90,000.

Nine Months Ended September 30, 1999, Compared to the Nine Months Ended September 30, 1998 and 1997.

         Consolidated net sales were approximately $33,924,000, $31,310,000 and $24,550,000 for the nine months ended September 30, 1999, 1998 and 1997, respectively. Gross profit for the three months ended September 30, 1999 increased to approximately $11,892,121 over the gross profit for the nine months ended September 30, 1998 of $10,602,000 and $7,556,284 for the nine months ended September 30, 1997. Net income for the nine months ended September 30, 1999 was $469,766 as compared to a net loss of $120,559 for the nine months ended September 30, 1998.


Liquidity and Capital Resources Liquidity and Capital ResourcesLiquidity and Capital Resources

The Company's primary capital requirements over the next twelve months are to assist PACA , Point Blank, NDL, OPI, Point Blank International, DHB KK and LEC in financing their working capital requirements. Working capital is needed to finance the receivables, manufacturing process and inventory. Working Capital at September 30, 1999 was approximately $20,352,000 as compared to $15,558,000 in 1998 and $13,621,000 at September 30, 1997. The current ratio at September 30, 1999 is 2.17:1 and at September 30, 1998 it was 2.2:1 as compared to 2.6:1 at September 30, 1997.

Cash, cash equivalents, and marketable securities totaled $760,896 at September 30, 1999 compared to $131,637 at September 30, 1998. The 1999 increase in cash, cash equivalents and marketable securities was derived from operations. The Company obtained a line of credit with the Bank of New York in May of 1998 for up to $5,000,000. The line is secured by all of the Company's assets. As of November 11, 1999 the Company has borrowed $5,000,000 on this line at an average rate of 7.4% interest. The line of credit expires in January of 2000.

Effect of Inflation and Changing Prices.

The Company did not experience increases in raw material prices during the nine months ended September 30, 1999, 1998 and 1997. The Company believes it will be able to increase prices on their products to meet future price increases in raw materials, should they occur.

PART II.  OTHER INFORMATION-

Item 1. Legal Proceedings

On or about August 3, 1999 LAX (DE) QRS 12-16 Inc. ("Landlord") commenced an action against Lanxide Electronic Components Inc. ("LEC"), a wholly owned subsidiary of the Company, in the Justice of the Peace Court of the State of Delaware, New Castle County Court No.12, CA No. JP12-99-4928. The action was commenced by the Landlord against LEC to recover possession of the space that LEC currently leases in Delaware. The case was dismissed against the Landlord on October 20, 1999. The Landlord appealed the lower courts ruling and the appeal is scheduled to be heard November 18, 1999. The Company believes it has a strong defense, however the outcome of the appeal cannot presently be determined.

This action is considered by management to be material to the business of LEC and, if adversely determined, would have a material adverse effect on LEC's financial condition.


Item 5. Other Information

In October 1999 Lanxide Armor Products Inc., a wholly owned subsidiary of the Company, discontinued its operations, the result of which is not expected to have a material adverse effect on the financial condition of the Company.

On November 17, 1999 the Company is scheduled to attend a NASDAQ Qualification Hearing regarding the Company's ability to continue to be listed on The NASDAQ Small Cap Market. While the Company plans on attending this hearing, no assurance can be given regarding the outcome of the meeting.


Item 6. Exhibits and Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ender September 30, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

Dated:  November 11, 1999                     DHB CAPITAL GROUP INC.


                                              /S/ David H. Brooks
                                              -------------------
                                              David H. Brooks
                                              Co-Chairman of the Board,
                                              and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the Registrant and in capacities and at the dates indicated:


      Signature                 Capacity                          Date
      ---------                 --------                          ----

/S/ David H. Brooks        Co-Chairman of the Board           November 11, 1999
-------------------
David H. Brooks


/S/ Dawn M. Schlegel
--------------------
Dawn M. Schlegel           Chief Financial Officer            November 11, 1999


/S/ Robert A. Bruno        Vice President                     November 11, 1999
-------------------
Robert A. Bruno