Form 10-K
period 1999-12-31
DHB CAPITAL GROUP INC /DE/
filed 2000-03-30
CIK 899166

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [Fee Required] For the fiscal year ended December 31, 1999

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
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation)


                555 Westbury Avenue, Carle Place, New York 11514
                    (Address of principal executive offices)

               11 Old Westbury Road, Old Westbury, New York 11568
                 (Former Address of principal executive offices)


                    Issuer's telephone number: (516) 997-1155
       Securities registered under Section 12(b) of the Exchange Act: None
         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 Par Value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B and no disclosure will be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

Issuer's revenues for the most recent fiscal year: $35,140,728

Aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock sold, or the average bid and asked price of such stock, as of March 23, 2000: $15,296,076.

    Number of shares outstanding of the issuer's common equity, as of March
 23, 2000 (exclusive of securities convertible into common equity) : 32,332,181

Item 1.  BUSINESS
                               Business - History

         DHB Capital Group, Inc. (the "Company") was originally incorporated as a New York corporation on October 22, 1992, by Mr. David H. Brooks, the Company's Co-Chairman. Effective April 17, 1995 (the "Reincorporation Date"), pursuant to the authorization of the security holders of the Company, the Company was reincorporated (the "Reincorporation") in Delaware. Under the terms of the Reincorporation, the Delaware Corporation is the successor in interest to all the rights, interests, assets and liabilities of the New York Corporation. Holders of certificates, which, prior to the Reincorporation Date, evidenced securities of the New York corporation, automatically became holders of a like number of securities of the Delaware corporation.

         DHB Capital Group Inc. is a holding company, which has three divisions, DHB Armor Group, DHB Sports Group, and DHB Electronics Group. DHB Armor Group consists of Protective Apparel Corporation of America ("PACA"), Point Blank Body Armor Inc. ("Point Blank"), Point Blank International S.A. ("PB Int'l"), and Lanxide Armor Products Inc. ("LAP"). DHB Sports Group consists of NDL Products Inc. ("NDL") and Orthopedic Products Inc. ("OPI"). On March 10, 2000 the Company sold the DHB Electronics Group, which consisted of Lanxide Electronic Components Inc. ("LEC") and DHB KK. DHB Armor Group develops, manufactures, and distributes bullet and projectile resistant garments, bullet resistant and fragmentation vests, bomb projectile blankets, and related ballistic accessories. DHB Sports Group manufactures and distributes protective athletic apparel and equipment, such as elbow, breast, hip, groin, knee, shin and ankle supports, and braces, a line of magnetic therapy products, as well as, orthopedic products. OPI is engaged in the manufacture and sale of medical and orthopedic products directly to the medical industry, including hospitals, sports medicine centers and medical practices. DHB Electronics Group manufactures and markets metal matrix composite materials (e.g. silicon carbide/aluminum composites), which function as packaging and structural thermal management components for the electronics industries.

Recent Developments

         Sale of DHB Electronics Group. On March 10, 2000, DHB Capital Group Inc. (the "Company") sold its subsidiaries Lanxide Electronic Components Inc. and DHB KK to DMC2 Electronic Components Corporation (an unrelated third party). The purchase price was $4,375,000 less the outstanding loan balance of Lanxide Electronics' Delaware Economic Loan of $141,217. The proceeds of this sale retired all of the outstanding bank debt of the Company. The sales price was determined through arms length negotiations, at a price the Company believes was fair. The sale of the Lanxide subsidiaries reflects the Company's strategic decision to refocus on its core businesses, the design, development and production of technologically advanced soft body armor for the U.S. Military and Law Enforcement communities.



         NASDAQ Small Cap Listing. On September 4, 1998, the Company's stock became listed on the NASDAQ Small Cap MarketTM listing. The listing was granted pursuant to satisfying certain conditions the NASDAQ Listing Qualifications Panel required. The Nasdaq Listing Qualifications Panel determined that the Company did not meet those conditions and delisted the Company's securities from the NASDAQ Small Cap Market effective with the close of business on December 20, 1999.

         Exclusive license and trademark agreement with Magnesystems. On January 16, 1998, the Company signed an exclusive (except for certain rights in the field of products for horses) licensing agreement, to make, use and sell magnetic products covered by certain US and Canadian patents, along with the technical know how related to the magnetic products in the possession of Magnesystems.

         Buyback of Common Stock. On February 4, 1998, the board of Directors of the Company announced its authorization for the Company to purchase up to one million additional shares of its common stock on the open market, from time to time, at its discretion. The Board of Directors had previously authorized the repurchase of one million shares of its common stock in October 1996. To date, the Company has repurchased and retired 1,360,004 shares at a cost of $6,514,308.

         The Company has no specific plans, arrangements, understandings or commitments with respect to any future acquisition, and it is uncertain as to when or if any acquisition will be made. The Company is not currently involved in any substantive negotiations for purchasing any business or group of assets.

                                    BUSINESS


DHB Armor Group ("The Armor Group")

         Products. Point Blank, PACA, and PB Int'l comprise the Armor Group and they manufacture two basic types of body armor: concealable armor, which is designed to be worn beneath the user's clothing, and tactical armor, which is worn externally and is designed to protect against more serious ballistic threats.

         Both the concealable and tactical vests are manufactured using multiple layers and/or a combination of KevlarTM, Gold FlexTM, SpectrashieldTM, SpectraFlexTM, Zylon(TM), and other ballistic fabrics, covered and fully enclosed in an outer carrier. Although some products of Point Blank and PACA are competitive with each other, brand recognition, brand loyalty and distribution channels have and are expected to continue to minimize the extent to which products of the two companies may impact each other's sales.

         Concealable vests are contoured to closely fit the user's body shape. The Armor Group also sells a line of vests designed specifically for the body shapes of women users. Male vests are manufactured in standard sizes and may also be custom-made. Vests are fastened using VelcroTM type elastic strapping. Concealable vests may be supplemented for additional protection and supplied with an additional armor plate, which consists of either metal or certain composite materials to withstand greater threat levels than the vest is otherwise designed to protect against.

         During 1999, the Armor Group introduced more than 12 new NIJ (National Institute of Justice) certified vests. Among the more notable was the updating of the original Hi-Lite line, which now provides law enforcement customers with exceptional protection (under one pound per square foot). This was a remarkable improvement of an already excellent design and will continue to be an Armor Group asset in the future. In addition, the introduction of the Fusion line provided federal law enforcement officers with the highest level of ballistic protection in all NIJ threat levels available in the body armor industry today. The Armor Group also introduced the New Beast technology decreasing the weight by 45%, the thickness by 50%, and increasing the V50 and multiple hit capabilities. In addition, the Armor Group entered into an agreement with Gall's, a premier Law Enforcement Catalog. This agreement promotes the production of low cost, high performance, private label body armor as an exclusive product manufactured by the Armor Group for Gall's . The Armor Group also launched the KGS (Kevlar, Goldflex, Spectraflex) Ballistic series of vests in late 1998 and it hit full stride in 1999. This series features a soft, comfortable Level IIIA vest at .93 lbs. psf, making it one of the highest performing, lightest weight, and advanced hybrid designs on the market today.

         DHB Armor's Corrections Division also introduced the CounterPoint Fusion SLA, SLB, and SLC, a new series of stab / slash resistant panels that are used independently or in conjunction with ballistic panels to provide previously unavailable soft armor protection. In addition, TAC Pants were developed to provide the corrections professional with the ultimate in lower torso stab / slash protection. DHB Armor Group's full line of correctional vests for anti-stab protection is derived from extensive research and the realization that corrections officers have specific needs unique to law enforcement. The Armor Group's correctional department provides complete solutions for unique requirements by combining the Hit-ManTM Training Suit with the Thrust-GuardTM Anti Stab technology to be utilized as a cell extraction suit.

         The Armor Group was awarded a $150 million "Interceptor" contract from the U.S. Army Soldier Systems and the Department of Defense. The Interceptor System increases the level of fragmentation and ballistic protection while dramatically reducing the overall weight of the vest. Designed as a continually up-gradable modular, soft body armor system, the Outer Tactical Vest consists of a base vest, collar assembly, throat protector and groin protector. The Interceptor Program, the most prestigious body armor contract ever awarded by the U.S. Military, moved forward during 1999. The Armor Group is currently in full production of the Interceptor Body Armor. In addition, although Interceptor has already been accepted by the Marine Corps, with the cooperation of manufacturers such as DuPont, the Armor Group is able to continue with unlimited, non-stop research and development to further optimize the Interceptor project, increasing performance, reducing weight, and maximizing protection.

         In 1999 the Armor Group was the first company to address two unique needs in the marketplace at the same time; how to keep an officer cool while wearing armor and making the ballistic panel more comfortable by giving the wearer increased features and adjustments to the garment. At the International Association of Chiefs of Police Conference in October 1999, the Armor Group successfully introduced the Vector(TM) garment system and Armor Ice(TM). The combination of these two products provides the wearer with substantially increased comfort. The Armor Group has long recognized that the single most important factor in officers not wearing body armor is excessive body heat buildup under the armor. Working in conjunction with Frisby Technology, the Armor Group developed a system to keep an officer cool while wearing armor. In mid-1999, the Armor Group negotiated the exclusive worldwide distribution rights to Frisby Technology's Comfortemp(TM) for all body armor applications and is marketing it under the brand name Armor Ice(TM). Armor Ice(TM) is the first active cooling system proven to work under armor utilizing a patented open-cell foam technology that incorporates microencapsulated phase change materials into the structure of the foam.

         PACA's wholesale prices for concealable vests range from approximately $150 to approximately $375. Point Blank's wholesale prices for its concealable vests range from approximately $215 to $540, and PB Int'l's prices range from $300 to $500. The Armor Group expects to continue these price levels.

         Tactical vests are designed to give all-around protection and more coverage around the neck, shoulders and kidneys than concealable vests. These vests contain pockets to incorporate small panels constructed from, for example, hard composite materials and high-alumina ceramic tiles, all of which provide additional protection against high power rifle fire. Tactical vests come in a variety of styles, including tactical assault vests, high-coverage armor, and flak jackets, each of which is manufactured to protect against varying degrees of ballistic threats. PACA's wholesale prices of these products range from approximately $370 to approximately $1,200. Point Blank's wholesale prices for its tactical garments range from approximately $500 to $1,350, and PB Int'l's prices range from $700-$1,400. The Armor Group expects to continue these price levels.

         The Armor Group's other body-armor products include a tactical police jacket, military field jacket, executive vests, NATO-style vests, K-9 vests fragmentation vests and attack vests. Blast and fragmentation armor is designed to specifications in U.S. government contracts to offer full torso protection against materials and velocities associated with the fragmentation of explosive devices such as grenades and artillery shells. In general, concealable vests sold to law enforcement agencies and distributors are designed to resist bullets from handguns. Blast and Fragmentation gear utilizes a variety of designs and materials and patterns slightly different from bullet-resistant vests. The Armor Group also manufactures a variety of accessories for use with its body armor products.

         Potential Product Liability. The products manufactured or distributed by the Armor Group, e.g., bullet-resistant vests, are used in situations which could result in serious personal injuries or death, as a potential result of the failure of such products, or otherwise. The Armor Group maintains product liability insurance for PACA and Point Blank in the amount of $20,000,000 each per occurrence, and $20,000,000 in the aggregate less a deductible of $5,000 for each company. PB Int'l maintains product liability insurance in the amount of $2,000,000 for each occurrence. There is no assurance that these amounts would be sufficient to cover the payment of any potential claim. In addition, there is no assurance that this or any other insurance coverage will continue to be available or, if available, that PACA, Point Blank and PB Int'l would be able to obtain such insurance at a reasonable cost. Any substantial uninsured loss would have to be paid out of the Armor Group's assets, as applicable, and may have a material adverse effect on the Company's financial condition and results of operations on a consolidated basis. In addition, the inability to obtain product liability coverage would prohibit PACA, Point Blank, or PB Int'l as applicable, from bidding for orders from certain governmental customers, as many governmental agencies require such coverage, and any such inability to bid would have a material adverse effect on the Company's financial condition and results of operations on a consolidated basis.

         Raw Materials and Manufacturing. The Armor Group manufactures substantially all of their respective bullet-, blast-, fragmentation- and projectile-resistant garments and other ballistic-protection devices. The primary raw material used by the Armor Group in 55% of its manufacturing of ballistic-resistant garments is KevlarTM, a patented product of E.I. Du Pont de Nemours & Co. SpectrashieldTM, GoldFlexTM, and SpectraFibreTM, which are patented products of Honeywell (formerly Allied Signal), are used in approximately 45% of all vests. Utilizing Allied Signal's patented, non-woven Shield technology, GoldFlexTM is softer and thinner than traditional ballistic materials while offering the maximum in multi-hit and angled shot protective capabilities. In 1999, Point Blank became one of only two companies to pioneer the development of ZylonTM based armor. This new relationship with Toyobo, utilizing ZylonTM, facilitates the introduction of lighter, more flexible, higher performance body armor. The Armor Group purchases cloth woven from these materials from three independent weaving companies. The woven fabric is placed on tables, layered over patterns for a particular component of a garment (for example, the front or back of a vest), cut using computerized cutting machines and electric knives, and then are stitched together. The Armor Group utilizes several hundred patterns based upon size, shape and style (depending upon whether the garment is a bullet-, blast- or fragmentation-resistant garment). KevlarTM, GoldFlexTM, SpectrashieldTM, SpectraFibreTM, TwaronTM, and ZylonTM differ in their pliability, strength and cost, such that the materials are combined to suit a particular application. In the opinion of management, the Armor Group enjoys a good relationship with its suppliers of KevlarTM, SpectrashieldTM, SpectraFibreTM, and Zylon(TM). If, however, Du Pont, the manufacturer of Kevlar fibers, or its European licensee were to cease, for any reason, to manufacture and distribute the bullet-resistant fabrics, the Armor Group would be required to utilize other fabrics, and the specifications of some of the Armor Group's products would have to be modified. Until the Armor Group selected an alternative fabric and appropriate ballistic tests were performed, its operations would be severely curtailed and the Armor Group's financial condition and results of operations would be adversely affected.

         The Armor Group purchases other raw materials used in the manufacture of their products from a variety of sources and believes additional sources of supply for these materials are readily available.

         Research and Development DHB Armor Group's research and development team has combined 50 years of notable ballistic research and development experience, previously retained in various positions of responsibility by H.P. White Laboratories, for a total of 23 years experience in an NIJ certification environment. Allen Price who heads an eight-man department that is responsible for certification and new product development directs the research and development department. Each location/facility for DHB Armor Group has on-site ballistic laboratory test facilities, where percentages of certification potentials are improved, and in certain cases individual lots can be tested for quality control purposes. As soon as materials are received at these facilities their ballistic integrity is assured which provides a continuous flow to the manufacturing and production process.

         Customers. The Armor Group's products are sold domestically to United States law enforcement agencies and the military and internationally to governments and distributors. Sales to domestic law enforcement agencies, security and intelligence agencies, police departments, federal and state correctional facilities, highway patrols and sheriffs' departments accounted for 55% and 66%, respectively, of the Armor Group's revenues in each of the years ended December 31, 1999 and 1998. One customer, the New York City Police Department, accounted for approximately 6%, 8% and 5 % of PACA's sales for the years ended December 31, 1999, 1998 and 1997, respectively. The California Highway Patrol accounted for 14.6% of PACA's revenue for the year ended December 31, 1999. New York City Police Department accounted for approximately 10% and 14% of Point Blank's sales for the year ended December 31, 1999 and 1998 respectively. Also, one customer, DFAS Columbus, accounted for 33 % of Point Blank's sales for the year ended December 31, 1999. Besides domestic customers, Point Blank also has international customers that accounted for 5 %, 6 %, and 17 % of Point Blank's sales for the years ended December 31, 1999, 1998 and 1997 respectively. The loss of any one customer would not be expected to have a significant impact on the Armor Group's continuing financial results, due to the Armor Group's constant submission of bids for new contracts. Sales to the United States armed forces directly or as a subcontractor accounted for 19 %, 5 % and 8 % of revenues for the years ended December 31, 1999, 1998 and 1997, respectively.

         Substantially all sales by the Armor Group to the armed services and other federal agencies are made pursuant to standard purchasing contracts between PACA or Point Blank and the General Services Administration of the Federal Government, commonly referred to as a "GSA Schedule". The Armor Group also responds to invitations by military branches and government agencies to bid for particular orders. GSA Schedule contracts accounted for approximately 19%, 25% and 28 %, respectively, of the Armor Group's sales for the year ended December 31, 1999, 1998 and 1997.

         PACA and Point Blank, as GSA Schedule Contract vendors, are obligated to make all sales pursuant to such contracts at its lowest unit price. Their current GSA Contracts expires July 31, 2001.

         During the years ended December 31, 1999, 1998 and 1997, commercial sales (i.e., sales to non-governmental entities) were 26 %, 44 % and 49 % of the Armor Group's revenues.

         Marketing and Distribution. The Armor Group employs fifteen customer support representatives, five regional sales managers and in addition has twenty independent sales representatives who are paid solely on a commission basis. These personnel and distributors are responsible for marketing the Armor Group's products to law enforcement agencies in the United States. These individuals and entities often call upon personnel within these agencies who are responsible for making purchasing decisions in order to provide information concerning the Armor Group's products. Sales are made primarily through independent local distributors. However, in areas in which there are no suitable distributors, the Armor Group will fill orders directly.

         Government and Industry Regulations and Standards. Bullet and blast-resistant garments and accessories manufactured and sold by the Armor Group are not currently the subject of government regulations. However, law enforcement agencies and the military publish invitations for bidding which specify certain standards of performance the bidders' products must meet. The National Institute of Justice, under the auspices of the United States Department of Justice, has issued a revised voluntary ballistic standard (NIJ0101.03) for bullet-resistant vests of several categories. The Armor Group regularly submits its vests to independent laboratories for ballistic testing under this voluntary ballistic standard and all of its products have, at the time of manufacture, met or exceeded such standards in their respective categories. In addition, the Armor Group's research and development team is actively involved in the development of NIJ standard 0101.04 and the new stab standard.

         The Armor Group regularly submits bullet-resistant garments and hard-armor inserts for rating by independent laboratories in accordance with a test commonly referred to as V50. This test involves exposing the tested item to blasts of fragments of increasing velocity until 50% of the fragments penetrate the materials. The tested item is then given a velocity rating which may be used by prospective purchasers in assessing the suitability of the Armor Group's products for a particular application. In addition, PACA, Point Blank and PB Int'l perform similar tests internally.

         Competition. The ballistic-resistant garment business is highly competitive and the number of United States manufacturers is estimated to be less than 20. Management is not aware of published reports concerning the market, and most companies are privately held. Nevertheless, the Armor Group believes, based upon its experience in the industry, that the largest manufacturer of ballistic-resistant garments in the United States is the Armor Group. In the future, the Company may face other and unknown competitors, some of whom may have substantially greater financial, marketing and other resources than the Company.

         The Armor Group believes that the principal elements of competition in the sale of ballistic-resistant garments are its innovative design, price and quality. In dealings with law enforcement agencies and the military, PACA, Point Blank, and PB Int'l bid for orders in response to invitations for bidding which set forth specifications for product performance. The Armor Group believes its products are competitive as to both price and quality with the products of its competitors having similar ballistic capabilities. The Armor Group's ability to remain competitive in pricing is due to its relatively lower labor and production costs. In addition, the Company believes that the Armor Group enjoys a favorable reputation in the industry with over 20 years of supplying federal, state and municipal governments and agencies. These factors, combined with the financial resources made available to the Armor Group by the Company, which are expected to continue will reduce interest expenses, improve production efficiencies and capacity, control purchasing costs and permit the Armor Group to viably compete.

         The Armor Group's Backlog. As of December 31, 1999, the Armor Group had a backlog of approximately $32.7 million, as compared to approximately $16 million as of December 31, 1998. Backlog at any one date is not a reliable indicator of future sales or sales trends.

         In addition to the backlog, which represents orders believed to be firm, from time to time the Armor Group receives contract awards for municipal orders, which may be extended over a period of time. The actual dollar amount of products to be delivered pursuant to this and similar contracts cannot be accurately predicted and is generally excluded from reported backlog.


Employees. As of February 29, 2000, there were two officers of the Armor Group, 19 persons employed in supervisory capacities, and 344 employed for manufacturing, shipping and warehousing, 3 technical/research development personnel and 24 were office personnel. All of the Armor Group's employees are employed full time. In the opinion of management, the Armor Group enjoys good relationships with its employees.

DHB SPORTS GROUP.

The Sports Group is a collection of brands that service specific segments of the sporting goods and health care markets with its sports medicine, protective gear, orthopedic soft goods and magnetic therapy products. The Sports Group also offers private label or house brand programs to major retailers and large wholesalers along with specific OEM programs to outside brands that service the same markets.

Currently, the Sports Group manufactures and markets products under the brands NDL(TM), GRID(TM), MagneSystems(TM), FLEX-AID(TM), OPI(TM) and Doctor Bone Savers(TM). The Sports Group markets its product to a variety of distribution points with an emphasis on major retailers. Mass merchandisers, chain drug stores, food chains, independent sporting goods and pharmacy retailers, catalog, wholesale and e-commerce offer the various brands to the consumer. The Sports Group account list includes retail and wholesale establishments such as Wal-Mart, Target, Rite Aid, Meijer and Phar Mor. Two customers accounted for 51% of the Sports Group revenue.

During 1999, the Sports Group successfully negotiated and began to implement and ship private label programs with three of the largest wholesalers to the retail trade: Amerisource, Cardinal Health and CDMA. These wholesalers have begun servicing their 10,000 store networks with their Family Pharmacy(TM), Leader(TM) and Quality Choice Brands(TM) of health support products.

In addition, the Sports Group added valuable distribution during 1999 in the area of magnetic therapy by securing the Vitamin Shoppes, Vitamin World and Nature's Bounty's catalog as distribution partners.

The Sports Group is a member of NACDS (National Association of Chain Drug Stores), PLMA (Private Label Manufacturers Association), and SGMA (Sporting Goods Manufacturers Association).

The Sports Group employs 4 sales executives who are responsible for sales throughout the United States, Western Europe, Asia, the Middle East and Latin America. These sales executives also manage more than 50 independent sales representatives who call on all classes of trade. The Sports Group has in house sales support and state of the art EDI order/invoicing capabilities.

The Sports Group manufactures and distributes 80% of its entire product domestically at its Oakland Park, Florida facilities. The balance of products sold are sourced either domestically or imported from various contract manufacturers around the world.

         DHB Sports Group's Potential Products Liability. Some of the products manufactured or distributed by the Sports Group are used in situations where serious personal injuries could occur, whether on account of the failure of the Sports Group's products or otherwise. The Sports Group maintains product liability insurance in the amount of $20,000,000 per occurrence and $20,000,000 in the aggregate, including legal fees, subject to a $5,000 deductible. There can be no assurance that these amounts would be sufficient to cover payment of potential claims, and there can be no assurance that this or any other insurance coverage would continue to be available, or if available, that the Sports Group would be able to obtain it at reasonable cost. Any substantial uninsured loss would have to be paid out of the Sports Group's assets and could have a material adverse effect on the Company's financial condition and results of operations.

         Employees. As of February 29, 2000, there was one officer of the Sports Group, 8 persons employed in supervisory capacities, 67 employed for manufacturing, shipping and warehousing, 8 in sales and customer service and 10 were office personnel. All of the Sports Group's employees are employed full time. In the opinion of management, the Sports Group enjoys good relationships with its employees.

DHB Electronics Group

LEC is a manufacturer of unique and patented thermal management, packaging, and structural components for the electronics industry. LEC has over seven years of experience in the design, manufacture, and sale of products in the electronics industry. On May 29, 1998, the Company acquired a Japanese subsidiary, DHB KK, for a cash payment of $375,000. This Company markets LEC's products in Japan. On March 10, 2000 the Company sold the Electronics Group to an unrelated third party for approximately $4.375 million less the outstanding LEC loan balance of $141,217.

Products - LEC's current products are based on silicon carbide particle reinforced aluminum composite technology applied to thermal management, packaging, and structural components for the electronics industry. The silicon carbide/aluminum composites provide a unique combination of desirable properties: High thermal conductivity, low coefficient of thermal expansion, lightweight, and high stiffness. These properties are useful in a wide variety of electronic applications: Power Module and Amplifier Heat Sinks or Base plates, microprocessor package lids and heat spreaders, printed wiring board cores, carriers, package bases, and fluid cooled heat sinks. Power Module and Amplifier Heat Sinks provide heat dissipation and thermal expansion characteristics, which minimize thermal stresses.

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

LEC's products are fabricated using patented technologies. Composites with high loading of silicon carbide are made using the PRIMEX(TM) pressure less metal infiltration technology ("infiltrated products"). Lower silicon carbide loadings are achieved using the PRIMEX CAST(TM) composite casting technology ("cast products"). Together these technologies provide a comprehensive range of SiC/A1 products to meet customer needs.

LEC's original business strategy was initially to address the military markets to establish a base business from which to attack the commercial/industrial markets. This sequence offered a natural progression from low-to-moderate volume, high value products to high volume, low cost products, and compatible with the need to develop production experience with a new process technology. The strategy has been only partially successful: while LEC has achieved numerous product adoptions in military applications, dramatic changes in DOD procurement plans during the past several years have precluded the development of a profitable business based solely on this market segment. LEC's current strategy is to maintain and grow, where possible, its military business on a selective basis, while directing its primary attention toward the commercial/industrial markets. The commercial/industrial business has shown strong growth in the past two years and this trend is projected to continue.

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

In addition, LEC has obtained strong access to the Japanese market through LEC's affiliate, DHB KK, in Japan. DHB KK has established customer contacts with key accounts in Japan that taken together have the major share of the power electronics market; these include almost all of the major electronic and/or electronic components manufacturers in Japan. Product adoption has been achieved, and most of the key customers are pursuing additional qualification programs.

Segment Information

As described in detail above, the Company operates in three principal  segments:
Ballistic-resistant equipment, Electronic Components and Protective athletic/medical equipment. The Company disposed of the Electronics Group in March 2000, and closed its hard armor company, LAP in October 1999. These two divestures are accounted for as discontinued operations. Financial information on the Company's business segments was as follows:


Net Sales                                                 1999               1998               1997
---------                                                 ----               ----               ----
Ballistic-resistant equipment                         $30,358,537        $28,695,127        $26,805,471
Electronic components                                   8,441,393          8,398,107                  -
Protective athletic & medical equipment                 6,236,438          8,388,544          7,094,808
                                                        ---------          ---------          ---------
                                                       45,036,368         45,481,778         33,900,279
Less inter-segment sales                               (2,781,099)        (3,647,353)          (628,672)
Less discontinued operations (3)                       (7,524,541)        (8,761,007)
                                                      -----------        -----------
Consolidated Net Sales                                $35,140,728        $33,073,418        $33,271,607
                                                      ===========        ===========        ===========

Income from Operations
Ballistic-resistant equipment                         $(9,629,504)        $2,485,395         $2,017,281
Electronic components                                  (1,835,137)          (782,908)                 -
Protective athletic & medical equipment                (2,390,834)         1,207,743            498,062
Corporate and Other (1)                                (2,824,826)        (1,508,027)        (1,039,316)
                                                      -----------        -----------        -----------
     Sub-total                                        (16,680,301)         1,402,203          1,476,027
Less discontinued operations (3)                        6,809,082          1,451,216                  -
                                                      -----------          ---------         ----------
Consolidated Operating Income                         $(9,871,219)        $2,853,419        $ 1,476,027
                                                   ==============       ============         ==========


Identifiable Assets (2)
Ballistic-resistant equipment                         $14,283,739        $23,743,604        $17,572,698
Electronic components                                   6,177,019          5,749,438                  -
Protective athletic & medical equipment                 3,335,253          8,844,627          6,322,150
                                                        ---------          ---------          ---------
                                                       23,796,011         38,337,669         23,894,848
Corporate and Other                                       400,038          4,641,566          3,779,781
                                                          -------          ---------          ---------
Sub-total                                              24,196,049         42,979,235         27,674,629
Discontinued operations (3)                            (4,825,532)        (5,568,122)                 -
Assets held for sale                                    3,928,980          3,952,697                  -
                                                      -----------        -----------        -----------
Consolidated Net Assets                               $23,299,497        $41,363,810       $27,674,629
                                                      ===========        ===========        ===========


     Foreign sales accounted for 17%, 12% and 10%, respectively of the total revenues for the years ended December 31, 1999, 1998 and 1997. Foreign identifiable assets accounted for 13%, 5% and 2% of the total assets at December 31, 1999, 1998 and 1997.

(1) Corporate and Other includes corporate general and  administrative  expenses
(2) Corporate assets are principally cash, marketable securities, and deferred charges
(3) Discontinued operations included the Companies sold, LEC and DHB KK as well as the loss from the shut-down of the LAP plant.



Item 2.  PROPERTIES

         Corporate Headquarters. On January 1, 2000 the Company relocated its corporate headquarters to a 3,750 square foot office located at 555 Westbury Avenue, Carle Place, NY 11514 pursuant to a three year lease with an annual rental of $44,250 and 5% increases each year. Previously the corporate headquarters were located in a one-story building bought January 17, 1996, on two-acre lot located at 11 Old Westbury Road, Old Westbury, New York; this building is currently for sale.

         PACA. PACA leases 23,400 square feet of office, manufacturing and warehouse space at 148 Cedar Place, Norris, Tennessee from Leonard Rosen, President of PACA, at a present annual rental of $43,200, plus real estate taxes of approximately $4,800 annually. The Company leases this space on a month-to-month basis. In the opinion of management, PACA's facilities are adequate for its current needs and for its needs in the foreseeable future. Management believes that the terms of the lease are at the current market price that would be obtained from an unrelated party.

         NDL/Point Blank/OPI Facility. NDL Products leases a 67,000 square foot office and manufacturing facility (the "Oakland Park Facility") located at 4031 N.E. 12th Terrace, Oakland Park, Florida 33334, from V.A.E. Enterprises ("V.A.E."), a partnership controlled by Mrs. Terry Brooks, wife of Mr. David H. Brooks, and beneficially owned by Mr. and Mrs. Brooks' minor children. V.A.E. purchased the Oakland Park facility as of January 1, 1995. Point Blank and OPI entered into a net-net lease for a portion of the space in the Oakland Park facility. Annual aggregate base rental is $480,000 and is scheduled to increase by 4% per year. NDL Products, Point Blank, and OPI, as lessees, are responsible for all real estate taxes and other operating and capital expenses. Management believes that the terms of the lease are at the current market price that would be obtained from an unrelated party. In April 1997, the Company entered a five-year lease for a 60,000 square foot warehouse adjacent to the Oakland Park, Florida facility with an annual rental of approximately $210,000. This warehouse is located at 1201 NE 38th Street Oakland Park, Florida.

         Point Blank International Facility. PB Int'l leases a 5,700 square foot office and warehouse facility located at Rue Leon Frederiq, 14, 4020 Liege, Belgium. This space is occupied pursuant to a three-year lease with options to renew for six years and annual rentals of approximately, $42,000.

         Lanxide Facility. LAP and LEC lease an 82,000 square foot office and warehouse facility located at 1300 Marrows Road, Newark, Delaware and a 3,500 square foot ballistic testing range at Forge Dr., Newark, Delaware, which is adjacent to the manufacturing facility. The Marrow's road space is occupied pursuant to a lease, which provides for annual base rentals of $420,000 and expires in March 2001. In January 1999 the sublessor filed for bankruptcy protection and the Trustee has not yet decided on the assumption or rejection of the LAP or LEC leases. This premise was released in conjunction with the sale of the Electronics Group on March 10, 2000.


 Item 3.  PENDING LITIGATION

         On or about January 20, 1999, DL Cromwell Investments, Inc. commenced an action against DHB Capital Group Inc. and David Brooks in the Supreme Court of New York, County of Nassau. The Plaintiff claims it was fraudulently induced to enter into a consulting agreement with the defendant and for breach of the consulting agreement and a supplemental agreement and for quantum merit for the fair and reasonable value of services rendered. In September 1999, the Company settled with DL Cromwell.

         The Company initiated a lawsuit against Bioflex Medical Magnetics for patent infringement, unfair competition under federal and state law and breach of contract. Bioflex Medical Magnetics commenced an action against NDL and DHB Capital in the US District Court for the Southern District of Florida. Bioflex claims patent and trademark infringement, as well as, breach of contract. NDL has filed a claim with its general liability insurance carrier, and they acknowledge that it is their duty to defend this action. In June 1999 the Company reached a settlement with Bioflex.

         Thomas "Hitman" Hearns filed a complaint against NDL Products in the US District court for the Eastern District of Michigan alleging unfair competition, and violation of Mr. Hearn's right of publicity and seeking cancellation of NDL's "Hitman" trademark. NDL has filed a claim with its general liability insurance carrier. Due to the preliminary status of this litigation, counsel to DHB is unable to predict the outcome of this litigation. In February 2000, the case was settled.

         Barry Finn, the former president of NDL Products Inc., obtained a judgment against NDL Products Inc. and DHB Capital Group Inc. on March 25, 1999 for breach of an employment contract. The Company settled this lawsuit in June 1999.

         The Company is involved in other minor litigation, none of which is considered by management to be material to its business or, if adversely determined, would have a material adverse effect on the Company's financial condition.

Item 4.  Submission  of  Matters  to a Vote of  Security  Holders.

         There was no meeting of Security Holders in 1999. There will a meeting for 1999 and 1998 by June 30,2000.

                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         The Common Stock of the Company has been traded on the NASDAQ Small Cap MarketTM from September 4, 1998 until December 20, 1999 and traded under the symbol "DHBT". Before and after that it was traded on over-the-counter market ("OTC Bulletin Board") since September 22, 1993. Prior thereto, there was no public market for the Company's securities. Commencing on June 8, 1994, the Company was listed on the Boston Stock Exchange and traded under the symbol "DHB."

                                                       Low          High
1997:       1st Quarter                                1.75         3.00
            2nd Quarter                                1.75         4.25
            3rd Quarter                                3.31         6.00
            4th Quarter                                3.25         4.375
1998        1st Quarter                                3.88         5.063
            2nd Quarter                                4.00         4.500
            3rd Quarter                                4.00         4.9375
            4th Quarter                                4.5625       5.6875
1999        1st Quarter                                3.25         5.25
            2nd Quarter                                3.25         5.1875
            3rd Quarter                                3.0625       4.5625
            4th Quarter                                 .25         3.0625
2000        1st Quarter (through March 23, 2000)        .75         1.75

                  No cash dividend were declared for the last three years. If the Company generates earnings, the Company will retain such earnings for further development of its business. The payment of cash dividends in the future will depend upon the earnings and financial requirements of the Company and all other relevant factors, including approval of such dividends by the Board of Directors.

         The number of holders of record of the Company's Common Stock on March 28, 2000 was 144; however, the number of holders of record includes several brokers and depositories for the accounts of their customers. The Company estimates that approximately 1,600 beneficial owners hold shares of Common Stock.

Recent Sales of Unregistered Securities

         In January and May 1999, the Company sold 25,000 and 344,000 shares of common stock in a private placement to accredited investors for proceeds of $1,197,000. These proceeds were used for general working capital requirements. The offering price per common share was $4.00 in January and $3.00 in May.

Commissions of $20,000 was paid and the Company relied on the exemption to registration provided by Regulation D pursuant to the Securities Act of 1933, as amended.

         In December 1999, the Company sold 6,150,000 shares and 66,700 shares of common stock in a private placement to accredited investors for proceeds of $3,125,000. These proceeds were used for general working capital requirements. The offering price per common share was $0.50 and $0.75 respectively. A commission of $43,700 was paid and the Company relied on the exemption to registration provided by Regulation D pursuant to the Securities Act of 1933, as amended.
         Item 6. SELECTED FINANCIAL INFORMATION

         The selected consolidated financial data set forth below for the year ended December 31, 1999, 1998, 1997, 1996, 1995 were derived from the audited consolidated financial statements of the Company. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes appearing elsewhere in this 10-K.

                                           1999              1998              1997              1996             1995
                                           ----              ----              ----              ----             ----
Income Statement Data
Net Sales                               $35,140,728      $33,073,418       $33,271,607       $23,378,698      $14,494,094
Cost of Sales                            27,566,278       20,441,663        22,153,925        19,027,741        9,088,617
                                         ----------       ----------        ----------        ----------        ---------
Gross Profit                              7,574,450       12,631,755        11,117,682         4,350,957        5,405,477
Selling, General and
Administrative expenses                  17,445,669        9,778,336         9,641,655         8,668,950        5,140,399
                                         ----------        ---------         ---------         ---------        ---------
Operating income (loss)                 (9,871,219)        2,853,419         1,476,027       (4,317,993)          265,078
Interest expense                        (2,908,495)      (1,095,553)         (339,754)         (327,347)        (303,615)
                                         ----------       ----------          --------          --------         --------
Other income (expense)                  (9,560,523)         (21,957)           801,126       (1,054,723)          774,934
                                        -----------         --------           -------       -----------          -------
Income   before    discon-tinued
operations                             (22,340,237)        1,779,823         1,937,399       (5,700,063)          736,397
Discontinued operations                 (9,714,291)      (1,628,371)                --                --               --
                                        -----------      -----------                --                --               --
Income before income taxes
                                       (32,054,528)          151,452         1,937,399       (5,700,063)          736,397
Income taxes                                 67,385           21,650           396,509         (834,191)          491,922
                                             ------           ------           -------         ---------          -------
Net income (loss)                     $(32,121,913)         $129,802        $1,540,890      $(4,865,872)         $244,475
                                      =============         ========        ==========      ============         ========
Earnings per share
    Basic                                   $(1.24)           $0.005             $0.06           $(0.20)            $0.01
    Diluted                                 $(1.09)           $0.005             $0.05           $(0.20)            $0.01

Balance Sheet Data

Working capital                          $2,047,312      $21,634,389       $13,621,014        $8,900,398       $6,526,004
Total Assets                             23,299,497       41,363,810        27,674,629        19,160,419       19,465,208
Short-term debt                           5,152,815        4,334,607         2,740,192         1,461,664        2,550,000
Long-term debt                           16,280,051       11,915,116         1,411,258         1,444,091              ---
Stockholders' equity                   (10,186,322)       18,172,267        17,741,619        12,980,086       11,801,968

     SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED)

                                         First Quarter      Second         Third Quarter        Fourth Quarter
                                                            Quarter
Fiscal 1999

Net Sales                                    $7,370,132     $8,347,387           $11,993,788          $7,429,421
Cost of sales                                 4,697,820      4,667,251             7,552,182          10,649,025
                                              ---------      ---------             ---------          ----------
Gross profit                                  2,672,312      3,680,136             4,441,606          (3,219,604)
                                              1,941,518      2,605,673             3,023,836           9,874,642
                                              ---------      ---------             ---------           ---------
Selling, general and admin expense
Operating income                                730,794      1,074,463             1,417,770         (13,094,246)
Other income (expense)                         (322,546)      (323,392)             (478,194)        (11,344,886)
                                              ---------       --------             ---------         -----------
Income before discontinued operations
                                                408,248        751,071               939,576         (24,439,132)
                                               (333,871)      (612,597)             (619,765)         (8,148,058)
                                              ---------      --------              ---------         -----------
Discontinued operations
Income before income taxes                       74,377        138,474               319,811         (32,587,190)
Income taxes                                     42,967          9,410                10,523               4,485
                                                 ------          -----                ------         -----------

Net income                                       31,410        129,064               309,288         (32,591,675)
                                                 ======        =======               =======        ============
Earnings per share
Basic                                             0.001          0.005                 0.012              (1.242)
                                                  =====          =====                 =====             =======
Diluted
                                                  0.001          0.004                 0.010              (1.199)
                                                  =====          =====                 =====             =======

Weighted average shares outstanding
Basic shares                                 25,555,440     25,660,833            26,013,541          26,244,905
                                             ==========     ==========            ==========          ==========
Diluted shares                               30,074,496     30,135,176            30,319,931          27,175,515
                                             ==========     ==========            ==========          ==========

                                                       First              Second           Third            Fourth
         Fiscal 1998                                  Quarter             Quarter         Quarter           Quarter
                                                      -------             -------         -------           -------
Net Sales                                            $8,600,681         $8,045,467      $7,585,125        $8,842,125
                                                      5,859,642          4,963,208       3,816,378         5,802,415
                                                      ---------          ---------       ---------         ---------
Cost of sales
Gross profit                                          2,741,039          3,082,259       3,768,747         3,039,710

                                                      2,718,509          2,411,404       2,872,816         1,775,607
                                                      ---------          ---------       ---------         ---------
Selling, general and admin expense
Operating income                                         22,530            670,855         895,931         1,264,103
Other income (expense)                                 (93,559)          (139,617)       (367,480)         (472,940)
                                                       --------          ---------       ---------         ---------
Income before discontinued operations
                                                       (71,029)            531,238         528,452          791,163
                                                      (406,092)          (419,014)       (265,157)         (538,108)
                                                      ---------          ---------       ---------         ---------
Discontinued operations
Income before income taxes                            (477,121)            112,224         263,294           253,055
                                                          7,950              3,534           7,469             2,697
                                                          -----              -----           -----             -----
Income taxes
Net income                                            (485,071)            108,690         255,825           250,358
                                                      =========            =======         =======           =======


Earnings per share
Basic                                                   (0.017)              0.004           0.010             0.009
                                                        =======              =====           =====             =====
Diluted
                                                        (0.017)              0.003           0.008             0.008
                                                        =======              =====           =====             =====

Weighted average shares outstanding
Basic shares                                         27,137,331         24,774,376      24,832,394        25,160,628
                                                     ==========         ==========      ==========        ==========
Diluted shares                                       28,053,959         29,227,939      29,505,594        30,345,085
                                                     ==========         ==========      ==========        ==========

         Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following analysis of the Company's financial condition and results of operations should be read in conjunction with the financial statements, including the notes thereto, contained elsewhere in this document. Except as otherwise noted herein, this discussion relates to the Company and its subsidiaries on a consolidated basis.

General

         The Company is a holding company, which conducts business through its wholly owned subsidiaries organized in three divisions. The Armor Group, which develops, manufactures and distributes bullet and projectile resistant garments, out DHB Sports Group, which engages in the manufacture and distribution of protective athletic equipment and apparel and the manufacture of orthopedic products and is a distributor of general medical supplies and the Electronic
Group, which engages in the manufacture and distribution of electronic components. The Company sold the Electronics Group on March 10, 2000. The Armor Group's products are sold both nationally and internationally. Sales are directed primarily to law enforcement agencies and military services. Sales to domestic law enforcement agencies, including government, security and intelligence agencies, police departments, federal and state correctional facilities, highway patrol and Sheriff's departments, comprise the largest portion of the Armor Group's business. Accordingly, any substantial reduction in governmental spending or change in emphasis in defense and law enforcement programs could have a material adverse effect on the Armor Group's business. The Company also owns a minority interest in several other companies, some privately held and some publicly held, including the telecommunications, health care, and electronics. The management of the Company is engaged in the review of potential acquisitions and in providing management assistance to the Company's operating subsidiaries.

         The Company commenced operations in November 1992 by acquiring the outstanding common stock of PACA, a manufacturer and distributor of bulletproof garments and accessories. From the acquisition of PACA through December 20, 1994, PACA was the Company's only source of revenue from operations. Thereafter, the Company purchased a business each year and thus to date, NDL, Point Blank, OPI, PB Int'l, LEC and DHB KK are also sources of revenue from operations.

The Company closed LAP in October 1999 and sold LEC and DHB KK in March 2000.

Results of Operations

Year Ended December 31, 1999, compared to year ended December 31, 1998. Consolidated net sales of the Company for the year ended December 31, 1999 increased from $33,073,418 to $35,140,728 as a result of increased sales volumes. The sales numbers do not include the revenue from discontinued operations of approximately $7.5 million for the year ended December 31, 1999 and $8.7 million for the year ended December 31, 1998. In October 1999, the Company announced its plan to divest its "Lanxide subsidiaries". This plan included the closure of the LAP plant and to enter into negotiations for the sale of the Electronics Group. The sale of the Electronics group was consummated on March 10, 2000 for a cash payment of approximately $4.2 million. The divestiture of the Lanxide subsidiaries reflects the Company's strategic decision to refocus and rededicate is efforts and resources on the design, development and production of technologically advanced soft body armor. All revenue and expenditures associated with LAP and the Electronics Group are presented as a loss from discontinued operations. The year ended December 31, 1998 has been restated to reflect the discontinued operations. The Company believes that by divesting the Company of these subsidiaries it will increase profitability and cash flow in 2000.

         Gross profit in 1999 was a $7,574,450 as compared to $12,631,755 for 1998. Impacting a lower gross profit in 1999 was the write-off of additional research and development costs. Previously, the Company's ballistic testing for a contract was a prepaid expense and expensed to the cost of goods sold over the life of the contract. This change resulted in approximately $200,000 additional expenditures in 1999. Also impacting the gross profit was the write-off of certain obsolete inventory.

         The Company's selling, general and administrative expenses ("S, G & A," expenses") for 1999 increased to $ 17,445,669 from $9,778,336 in 1998. The reason for the increase is S,G, & A expenses is by-fold. Professional fees were increased approximately $5 million in 1999. The increase in professional fees is associated with winning the interceptor contract award, the defense of the protest of the award, the professional fees associated with becoming Y2K compliant and ISO9000 certified, and the legal fees associated with the lawsuits against the company. Most of the professional fees are non-recurring in nature and the majority of the cases were settled in 1999. The Company had one year where their liability insurance deductible was $100,000, now it is $5,000 per year. A claim was made during the year under that insurance policy and the Company expensed $100,000 in legal fees in the defense of the claim. The insurance company will pay the balance of the claim. The second reason selling, general and administrative expenses is higher during 1999 is that advertising expenditures increased from approximately $640,000 in 1998 to approximately $1,062,000 in 1999. The Sports group successfully negotiated agreements with some large retail companies, which required a one-time advertising rebate. Included in expense for 1999 is approximately $400,000 in advertising incentives. The Sports Group also produced an infomercial for $250,000 in 1999. Also the construction of DHB and subsidiaries website cost the company approximately $70,000. Also included in expense was promotional samples given to promote our various new lines of vests to our numerous distributors and salesman resulting in a $600,000 charge to expense during 1999.

         Other income (expense) also increased in 1999 to ($12,469,018) over (1,073,596)in 1998. The primary reason was the Company suffered a dollar was on October 15, 1999, the office and manufacturing facility located in Oakland Park, Florida suffered extensive damage, $7.7 million due to Hurricane Irene. Substantial damage was done to the building as well as inventory. The loss was primarily inventory and the corresponding overhead expenses on that inventory. The Company currently has a lawsuit with their insurance companies to recover some of the loss, but as of today no agreement has been reached. The Company expensed the entire loss in October 1999 and has not recorded a receivable for any amount, which may be due from the insurance companies. Interest expense increased due to an increase in borrowing of approximately $11,000,000 associated with the purchase of LAP and LEC. The Company also wrote off the goodwill associated with their investment in Belgium Company as well as the write down of their non-marketable securities, which resulted in a $688,000 expense.

         Year Ended December 31, 1998, compared to year ended December 31, 1997. Consolidated net sales of the Company for the year ended December 31, 1997 increased by $8,562,818 to $41,834,425. This increase was the result of the acquisitions made this year, as well as, increased growth in sales volume for Point Blank and NDL. Gross profit in 1998 increased $3,349,932 to $14,467,614. The Company's gross profit percentage increased from 33% in 1997 to 35% in 1998 due to increased sales volumes as well as a change in the product mix being sold that yield higher margins. The Company had a consolidated net income of approximately $130,000 for 1998 as compared to a consolidated net income of approximately $1,541,000 for 1997. The decrease in net income in 1998 was primarily due to the acquisition of Lanxide Armor Products and Lanxide Electronic Components. The Company has cut their operating cost significantly throughout 1998 and believes these companies will not impact net income as negatively in 1999.

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

         During the last quarter of 1996, the Company instituted major changes at their Florida facility, which houses Point Blank, NDL and OPI. New management was put in place in October 1996, including a new production manager. Pricing was reviewed and better controls where put into place to yield higher profit margins. The Company had net income for the year ended December 31, 1997 of $1,540,809 as compared to a net loss of $4,865,872 for the year ended December 31, 1996. This turn around was due to the successful implementation of the Company's strategic plan put in place in late 1996.

         The Company's selling, general and administrative expenses ("S, G&A expenses") for 1997, increased to $9,641,655 from $8,668,950 in 1996. As a percentage of net sales, the S, G & A expenses were 28% in 1997 compared to 37% in 1996. This increase of approximately $1.5 million was due mainly to increased selling costs including sales commissions, show expenses and increase advertising and travel expenses associated with sales.

         In 1997, the Company continued aggressive measures to regain its market share by increasing its marketing efforts. This amounted to 8% of the S, G&A expenses for 1996 as compared 20 % of the S, G&A expenses for 1997.

         Interest expense, net of interest income, for 1997, increased to $339,754 from $327,347 in 1996 due to a decline of interest income on the Company's cash balances.

Liquidity and Capital Resources.

         The Company's primary capital requirements over the next twelve months are to assist PACA, Point Blank, NDL, PB Int'l, LAP, LEC and DHB KK, in financing their working capital requirements. PACA, Point Blank, PB Int'l, LEC and NDL sell the majority of their products on 60 - 90 day terms, and OPI, LAP and DHB KK sells the majority of its products on 30-60 day terms, and working capital is needed to finance the receivables, manufacturing process and inventory. Working capital at December 31, 1999, 1998 and 1997 was $(912,766), $19,103,841 and $13,621,014, respectively. Without the Electronics Group which was subsequently sold in March 2000, the working capital as of December 31, 1999 would be $4,831,970.

         Cash, cash equivalents and marketable securities totaled $473,441, $1,048,445 and $2,586,690 at December 31, 1999, 1998 and 1997 respectively. The cash generated by the net income for the year ended December 31, 1997, was utilized to repurchase the Company's common stock in the open market, which amounted to approximately $2,145,000 for the year ended December 31, 1997. The Company has repurchased and retired an additional 700,995 shares of its common stock in the open market for approximately $2,770,002 in 1998. During 1999, the Company repurchased 75,150 shares in the open market for $315,320. At December 31, 1999 the Company had a loan of $5,000,000 from the Bank of New York which was due in April 1999, bearing a default interest of approximately 12% per year. Even thought the line had expired, the bank was working with the Company on a repayment schedule. The assets of the Company are held as collateral for this loan. The loan was repaid in March 2000, utilizing the proceeds from the sale of the Electronics Group.

         The Company's principal commitments at December 31, 1999 consisted of obligations under its operating leases for its facilities.

         The Company's capital expenditures for 1999, 1998, and 1997 were $707,374, $1,423,267, $801,150 respectively. The Company sold the Electronics Group in March 2000 for a cash payment of approximately $4,375,000 less an outstanding loan balance to LEC for $141,216. The Company purchased LAP and LEC in February 1998 for $4.8 million dollars,

DHB KK in May 1998 for $375,000 and PB Int'l in February 1997 by issuing stock in lieu of cash payment.

Special Note Regarding Forward-Looking Statements

This Annual Report contains certain forward-looking statements and information relating to the Company that is based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this document, the words "anticipate," "believe," "estimate", "expect", "going forward", and the similar expressions, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.

Item 7A.  Qualitative and Quantitative Disclosures About Market Risks

         There has not been a material change in the Company's exposure to interest rate and foreign currency risks since the date of the 1998 Form 10-K.

         Interest Rate Risk: The Company's exposure to market risk for changes in interest rate relates primarily to its investment portfolio. The Company ensures the safety and preservation of the invested principal funds by investing in safe and high-credit quality securities, which includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

         Foreign Currency Exchange Risk: The Company transacts business in various foreign countries. Its primary foreign currency cash flows are in Japan and Western Europe. Currently, the Company does not employ a foreign currency hedge program utilizing foreign currency exchange contracts as the foreign currency transactions and risks to date have not been significant.

Item 8. Financial Statements: See Index to Consolidated Financial Statements Appearing in the Consolidated Financial Statement Annexed Hereto.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.


                                    Part III

Item  10.  Directors,   Executive  Officers,   Promoters  and  Control  Persons;
Compliance with Section 16(a) of the Exchange Act.

         The Directors serve for a term of one year following their election at the Annual Meeting of Shareholders, and until their successors have been elected and qualified. The officers serve at the discretion of the Board of Directors.

Directors and Executive Officers

         David H. Brooks, age 45, has served as the Chairman and Chief Executive Officer of the Company since its inception in 1992. In September 1998, Mr. Brooks resigned his position as CEO and COB as a condition for listing on NASDAQ. He is currently serving as Co-Chairman of the Board. Mr. Brooks has been the Chairman of the Board, President and a Director of Brooks Industries of L.I., Inc. ("Brooks Industries"), since October 1988, a New York corporation of which he is the sole shareholder and through which he makes investments. Brooks Industries engages in the venture capital business and in securities trading.

Mr. Brooks received a Bachelor of Science degree in accounting from New York University in 1976. Since that time he has been engaged principally as an investor for his own account.

         Morton A. Cohen, age 64, is a director of the Company and has over ten years experience in venture capital and over twenty-five years experience in the public securities industry, both as a securities analyst and a investment banker. Also, he has successfully managed several emerging growth companies. Mr. Cohen has been Chairman, President and Chief Executive Officer of Clarion Capital Corp. since 1982. Mr. Cohen served as Governor of the Montreal Stock Exchange, is a Chartered Financial Analyst and holder of a M.B.A. from the Wharton School of Business of the University of Pennsylvania. Mr. Cohen was a member of the Small Business Investment Advisory of Small Business Investment Companies and is a member of the Small Business Investment Advisory Council. He is the Chairman of Monitek Technologies, Inc. (NASDAQ), Chairman of Cohesant Technologies (NASDAQ) and Director of Gothic Energy (NASDAQ) and a director of Zemex Corp (NYSE). Mr. Cohen has been a director of the Company since 1996. He presently serves on the audit committee.

         Joseph Giaquinto, age 36, has been President of NDL since March, 1995. For more than 7 years prior thereto, he was a Vice President of Sales for Tru-Fit Marketing, of Boston, Massachusetts. He has more than 12 years experience in the selling, marketing & production of successful manufacturing programs to mass merchandisers, chain stores and food retailers.

         Sandra Hatfield, age 46, has been President of Point Blank since October 1996. For more than 5 years prior thereto, she was the Vice President of Production at PACA. She has over twenty-five years experience in all aspects of the apparel industry, with specialties in quality assurance and control as well as manufacturing engineering and job flow systems.

         Gary Nadelman, age 48, as been the president of Synari, Inc., of New York, NY, a privately held manufacturer and distributor of women's sportswear and other apparel, for more than 5 years. Mr. Nadelman has been a director of the Company since 1995 and he became Co-Chairman of the Company in September 1998. He presently serves on the audit committee.

         Leonard Rosen, age 62, is a founder of PACA and has served as its President since its inception in 1975. He is actively involved in all facets of PACA's operations, from production to sales. Mr. Rosen has experience in the apparel industry for over 35 years. He worked closely in the research and development of ballistic-resistant soft body armor and helmets with the Federal Government, including serving as a charter member of the committee that conceived the National Institute of Justice "0l" Standard for ballistic body armor.

         Dawn M. Schlegel, age 30, is the Chief Financial Officer of the Company. She has also served as Treasurer and Secretary of the Company since September 1999. She has functioned in various positions within the Company's operations and finances since 1996. Mrs. Schlegel became a Certified Public
Accountant in 1993. She worked for Israeloff, Trattner & Co. CPA's P.C., a certified public accounting firm, for five years prior thereto.
         Because of the relatively small size of the Company, the loss of a senior executive may have a materially adverse effect upon the Company until a suitable replacement can be found.


Item 10.  Executive Compensation.


         Summary Compensation Table. The following table sets forth certain summary information regarding the compensation of the executive officers whose total salary and bonus for the year ended December 31, 1999, 1998, and 1997, exceeded $100,000:

                                                                                                       Long-term
                                                                                                     Compenstation
                                                                     Annual Compensation                 Awards

                                                                                  Other Annual      Securities
        Name and Principal Position                                               Compensa-         underlying
                                            Year               Salary(1)  Bonus   tion              Options/SAR's(4)
                                            1999             $143,750
      David Brooks,(2)                      1998               50,000      0             0                 0
      Co-Chairman                           1997              191,917      0             0                 0

                                            1999             $ 58,333      0             0                 0
      Mary Kreidell                         1998              100,000      0             0                 0
      Chief Financial Officer               1997              100,000      0             0                 0

      Sandra Hatfield                       1999             $149,196      0             0                 0
      President of Point Blank              1998              149,080      0             0                 0
                                            1997              100,330      0             0                 0

                                            1999             $118,841      0             0                 0
      Joseph Giaquinto President of         1998              107,886      0             0                 0
      NDL                                   1997              100,000      0             0                 0


      Leonard Rosen,(3) President of        1999             $165,400                    0                 0
      PACA                                  1998              163,750      0             0                 0
                                            1997              147,596      0             0                 0
                                                                           0

      -------------------------
(1) Although certain officers receive certain benefits, such as auto allowances and expense allowances, the value of such perquisites did not exceed the lesser of $50,000 or 10% of the respective officers' salary and bonus.

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

         Employment Agreements. Mr. Brooks, Co-Chairman of the Board of DHB Capital Group Inc. is employed pursuant to a five-year employment agreement, which was entered into April 1, 1996. Pursuant to the agreement Mr. Brooks receives an annual salary of $250,000 through April 2001, with annual increases of $25,000. The terms of Mr. Brooks' contract provides for 750,000 warrants per year exercisable at $2.33 for five years. As the Company has businesses in Florida and requires Mr. Brooks to spend considerable time there, this contract includes provisions for certain of his Florida living expenses. In September 1998, Mr. Brooks' employment agreement was amended to reflect his position as Co-chairman. There were no other changes to Mr. Brooks' employment agreement.

         Stock Warrants. The Board of Directors granted during the year ended December 31, 1997, 50,000 warrants exercisable at $2.00 for three years to the president of Point Blank, Sandra Hatfield. No additional stock options, warrants or similar securities, rights or interests were granted to any of the executive officers of the Company listed in the Summary Compensation Table above, no options, warrants or similar securities, rights or interests were exercised by any such executive officers with the exception of Joseph Giaquinto, who exercised 49,500 warrants in 1998.

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of Common Stock and other equity securities of the Company.

         To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 1999, all
Section 16(a) filing requirements applicable to its officers, directors and greater-than-ten-percent beneficial owners were complied with.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth the beneficial ownership of the Company's Common Stock as of March 23, 2000, for (i) each person known by the Company to beneficially own more than five percent of the shares of outstanding Common Stock, (ii) each of the executive officers listed in the Summary Compensation Table in "Executive Compensation" and (iii) all of the Company's executive officers and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and the persons named as the owners hold investment and voting power.

                                                               Number of Shares
          Name                       Address                  Beneficially Owned        Percent Owned1
          ----                       -------                  ------------------        --------------
David Brooks 2,3          11 Old Westbury Rd                      19,275,6002                  49%
                          Old Westbury, NY 11568

Jeffrey Brooks 3          1500 South Ocean Blvd.                   1,595,758                    4%
                          Boca Raton, FL 33234

Morton Cohen 4            11 Old Westbury Rd                        790,3007                    *
                          Old Westbury, NY

Joseph Giaquinto 5        4031 NE 12th Terrace Oakland              63,800                      *
                          Park, Fl 33334

Sandra Hatfield 6         4031 NE 12th Terrace Oakland              50,0006                     *
                          Park, Fl 33334

Gary Nadelman 7           11 Old Westbury Rd                        260,000                     *
                          Old Westbury, NY

Leonard Rosen 8           148 Cedar Place                           45,1425                     *
                          Norris, TN
Dawn Schlegel 9           555 Westbury Ave.
                          Carle Place, NY 11514                      5,000                      *

All officers and Directors as a group 10                          20,989,842                   53%

-------------------------
1. Based upon 32,332,181 shares outstanding as of March 23, 2000 increased by the currently exercisable options and warrants of 7,417,000 shares of common stock held by directors and officers for an aggregate total of 39,747,181 shares. Currently exercisable options or warrants are those, which are exercisable within 60 days after the date of this form 10-KSB.

2. Consists of 7,500,600 shares owned by Mr. Brooks and 4,500,000 owned by his wife as custodian for his minor children, and 4,250,000 shares which may be acquired by Mrs. Brooks upon exercise of a currently exercisable warrant and 3,000,000 shares which may be acquired by Mr. Brooks at $2.33 per share and 25,000 which may be acquired by Mr. Brooks at $3.25 per share upon exercise of a currently exercisable warrant.

3. Messrs. Jeffrey Brooks and David H. Brooks are brothers. Each disclaims beneficial ownership of the shares owned by the other.

4. Clarion Capital Corporation, Clarion Offshore Fund LTD. and Clarion Partners of which Morton Cohen is the executive and or director own 1,265,300 shares and 25,000 shares which may be acquired by Mr. Cohen at $3.25 per share upon exercise of a currently exercisable warrant for serving on the Board.

5. Includes 33,000 shares acquirable under currently exercisable warrants awarded to Mr.Giaquinto.

6. Includes 50,000 shares acquirable under currently exercisable warrants awarded to Mrs. Hatfield.

7. Includes 25,000 shares acquirable under currently exercisable warrants awarded to Mr. Nadelman.

8.       Does not  include  4,350 shares  owned by Mr.
         Rosen's wife, as to which Mr. Rosen disclaims beneficial ownership.

9.       Includes 5,000 shares acquirable under currently exercisable warrant.

10. Includes 7,417,000 currently exercisable warrants of common stock held by directors and officers.


Item 12.  CERTAIN  RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company has funded certain of its acquisitions through the use of term loans from Mr. David H. Brooks, Chairman of the Board of the Company, and Mrs. Terry Brooks, his wife. On February 6, 1998 Mr. Brooks loaned the Company $6 million, $4.8 million of which was connection with the purchases of LAP and LEC. The balance of the shareholder loans at December 31, 1999 is $16,046,469 These shareholders loans expire in November 2001. The interest paid on shareholder loans to date is $475,447. In 1998, the Company granted warrants to purchase 500,000 shares of Common Stock, at a price of $3.50 per share and expiring in 2001, to Mrs. Brooks in consideration for the outstanding and additional loans lent to the Company in February 1998. The Company entered into an employment agreement in April 1996 with Mr. Brooks, See - "Employment Agreements".

         NDL, Point Blank and OPI operate at a 67,000 square foot office and manufacturing facility (the "Facility") located at 4031 N.E. 12th Terrace, Fort Lauderdale, Florida 33334, which it leases from V.A.E. Enterprises ("V.A.E."), a partnership controlled by Mrs. Brooks and beneficially owned by Mr. and Mrs. Brooks' minor children, which purchased the Facility on or about January 1, 1995. The lease is a 5-year net-net lease expiring in 2000; with annual base rental is $480,000 and is scheduled to increase by 4% per year. The Company, as lessee, is responsible for all real estate taxes and other operating and capital expenses. In the opinion of management, the rental is fair and reasonable and is approximately at the same rate that could be obtained from an unaffiliated lessor for property of similar type and location.

         PACA leases 23,400 square feet of office, manufacturing and warehouse space at 148 Cedar Place, Norris, Tennessee from Leonard Rosen, President of PACA, at a present annual rental of $43,200, plus real estate taxes of approximately $4,800 annually. The Company is currently leasing this space on a month-to-month basis. In the opinion of management, the rental is fair and reasonable and is approximately at the same rate that could be obtained from an unaffiliated lessor for property of similar type and location. In the opinion of management, PACA's facilities are adequate for its current needs and for its needs in the foreseeable future.

Item 13. Exhibits and Reports on Form 8K: See Exhibits annexed hereto after the financial statements.

Form 8-K, March 10, 2000 - Sale of the DHB Electronics Group

Item 13 (a) Exhibits.


Exhibit           Description
-------           -----------
3.1         Certificate of  Incorporation  of DHB Capital Group Inc., a New York
            corporation (hereinafter, "DHB-New York")                                      1

3.2         Certificate  of Amendment to the  Certificate  of  Incorporation  of
            DHB-New York filed November 5, 1992                                            1

3.3         Restated and amended  Certificate of  Incorporation  of DHB New York
            dated February 10, 1993                                                        1

3.4         By-laws of DHB-New York                                                        2

3.5         Certificate of  Incorporation  of DHB Capital Group Inc., a Delaware
            corporation (hereinafter,  "DHB Delaware"),  filed with the Delaware
            Secretary of State on or about September 1, 1994                               2

3.5         (a) Certificate of Amendment to Certificate of  Incorporation of DHB
            Capital Group Inc. filed December 31, 1996 Note 10

3.6         By-laws of DHB Delaware                                                        2

3.7         Plan of merger of DHB-New York into DHB-Delaware                               2

3.8         Certificate  of  Ownership  and Merger,  Merging  DHB-New  York into
            DHB-Delaware, pursuant to Section 253 of the General Corporation Law of the State of  Delaware,  filed in the Office of the  Secretary of
            State of Delaware on or about April 17, 1995                                   2

4.3         Form of Warrant  Agreement  with respect to the  Redeemable  Warrant
            together with list of purchasers                                               1

10.1        Employment  Agreement  dated  November  6, 1992  between  Protective
            Apparel Corporation of America and Leonard Rosen                               1

10.2        Lease dated November 6, 1992, between Protective Apparel Corporation
            of America and Leonard Rosen in Norris, Tennessee                              1

10.3        Domestic and International Non-Competition Agreement dated March 12,
            1990 between the Company and American  Body Armor & Equipment,  Inc.
            (the "American Body Armor Non-competition Agreement")                          1

                                       31

10.4        GSA Contracts dated January 21, 1991 and March 19, 1992                        1

10.10       Promissory  Note between the Company and David Brooks dated November
            6, 1992                                                                        1

10.23       Order Determining  Successful Bidder, etc., dated December 20, 1994,
            In Re N.D.L.  Products,  Debtor,  of the  United  States  Bankruptcy
            Court,  Southern  District  of  Florida,  Case No.  9421458-BKC-RBR,
            Chapter 11 (Lead Case), jointly administered with Case Nos. 94-21459
            through 94-21463                                                               6

10.24       Term  loan  to  the  Registrant  in the  amount  of  $1,150,000  due
            September  19, 1995,  from The Chase  Manhattan  Bank,  N.A., of New
            York, New York (the "Secured Lender"),  bearing interest at 7.2% per
            year                                                                           7

10.25       Collateral  Agreement  [Third Party] dated October 18, 1994, made by
            Mr. David H. Brooks in favor of the Secured Lender                             7

10.26       Agreement dated August 4, 1995,  terminating the American Body Armor
            Non-Competition Agreement                                                      9

10.27       Bill of sale dated August 3, 1995, made by the Trustee in Bankruptcy
            of Point Blank Body Armor, L.P.                                                8

10.28       Order  Authorizing  Sale at Auction dated July 25, 1995, In Re Point
            Blank Body Armor,  L.P.,  Debtor,  of the United  States  Bankruptcy
            Court,  Eastern  District of New York,  Case Nos.  895-83336-2D  and
            895-83335-2D                                                                   8

10.29       1995 Stock Option Plan                                                         9

10.30       Stock  Purchase  Agreement with respect to the  outstanding  capital
            stock of Orthopedic Products, Inc., dated as of March 22, 1996                11

10.31       Definitive  Merger  Agreement  with The Lehigh Group Inc and Plan of
            Reorganization                                                                12

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

10.35       Notification  Letter  from  Lanxide  Corporation  of E.I. Du Pont de
            Nemours and Company dated February 6, 1998.

10.36       Negotiable  Promissory Note form DHB Capital Group, Inc. to David H.
            Brooks dated February 9, 1998. Notes to Exhibit Table:

10.37       Asset Purchase Agreement dated March 10, 2000.

10.38       Agreement on Transfer of Business dated March 10, 2000.

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

12.         Incorporation  by reference to Registration  Statement on Form SB-2,
            File No. 333-31383 Filed on July 24, 1997.

13.         Incorporated  by  reference  to  Current  Report  on Form 8-K  filed
            February 25, 1998.

--------

                    DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED FINANCIAL STATEMENTS INDEX



                                    CONTENTS

                                                                           Page
                                                                           ----


INDEPENDENT AUDITORS' REPORT                                               F-1


Consolidated Balance Sheets as of December 31, 1999 and 1998               F-2


Consolidated Statements of Operations for the years ended December 31,
     1999, 1998 and 1997                                                   F-3


Consolidated  Statements of  Stockholders'  Equity for the years ended
     December 31, 1999, 1998 and 1997                                      F-4


Consolidated Statements of Cash Flows for the years ended December 31,
     1999, 1998 and 1997                                                   F-5


Consolidated  Statements of  Comprehensive Income for the years ended
     December 31, 1999, 1998 and 1997                                      F-6


Notes to the Consolidated Financial Statements                        F-7 - F-18

Schedule II Valuation and Qualifying Accounts                               F-19

Pro  Forma Balance at December 31, 1999                                     F-20

INDEPENDENT AUDITORS' REPORT
----------------------------



The Board of Directors of
DHB Capital Group Inc.

We have audited the accompanying consolidated balance sheets of DHB Capital Group Inc. and Subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity, comprehensive income and cash flows for each of the years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DHB Capital Group Inc. and Subsidiaries as of December 31, 1999 and 1998 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.




/s/Paritz and Company P.A.
--------------------------
Paritz and Company P.A.
Hackensack, New Jersey
March 13, 2000

                            DHB CAPITAL GROUP INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS

                                                                        December 31,
                                                              -------------------------------
                       ASSETS                                      1999              1998
                       ------                                 ------------       ------------
CURRENT ASSETS
Cash and cash equivalents                                     $    473,441       $    519,117
Marketable securities                                                   --            529,328
Accounts receivable, less allowance for doubtful
   Accounts of $757,741and $507,739                              5,208,365          7,913,767
Inventories                                                      9,045,853         18,063,616
Net assets held for sale                                         3,928,980          3,952,697
Prepaid expenses and other current assets                          596,441          1,932,291
                                                              ------------       ------------

Total Current Assets                                            19,253,080         32,910,816
                                                              ------------       ------------

PROPERTY AND EQUIPMENT                                           2,252,693          4,629,041
                                                              ------------       ------------

OTHER ASSETS
Intangible assets, net                                              14,353          1,248,231
Investments in non-marketable securities                         1,000,000          1,688,750
Deferred tax assets                                                444,000            334,000
Deposits and other assets                                          335,371            552,972
                                                              ------------       ------------

Total Other Assets                                               1,793,724          3,823,953
                                                              ------------       ------------

TOTAL ASSETS                                                  $ 23,299,497       $ 41,363,810
                                                              ============       ============

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Notes payable                                                 $  5,000,000       $  4,175,000
Accounts payable                                                 9,495,663          5,129,147
Accrued expenses and other current liabilities                   2,557,290          1,812,673
Current maturities of long term debt                               152,815            159,607
                                                              ------------       ------------

Total Current Liabilities                                       17,205,768         11,276,427
                                                              ------------       ------------

LONG TERM LIABILITIES
Long term debt, net of current maturities                          233,582            387,512
Note Payable - stockholder                                      16,046,469         11,527,604
                                                              ------------       ------------

Total Long Term Debt                                            16,280,051         11,915,116
                                                              ------------       ------------

Total Liabilities                                               33,485,819         23,191,543

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY)                              (10,186,322)        18,172,267
                                                              ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIENCY)                                                  $ 23,299,497       $ 41,363,810
                                                              ============       ============

            See accompanying notes to financial statements.

                                    DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      For The Years Ended December 31,
                                                             --------------------------------------------------
                                                                 1999               1998              1997
                                                             ------------       ------------       ------------
Net sales                                                    $ 35,140,728       $ 33,073,418       $ 33,271,607

         Cost of Goods Sold                                    27,566,278         20,441,663         22,153,925
                                                             ------------       ------------       ------------

Gross Profit                                                    7,574,450         12,631,755         11,117,682

Selling, general & administrative expenses                     17,445,669          9,778,336          9,641,655
                                                             ------------       ------------       ------------

Income (Loss) before other income (expense)                    (9,871,219)         2,853,419          1,476,027
                                                             ------------       ------------       ------------

Other Income (Expense)
Interest expense, net of interest income                       (2,908,495)        (1,095,553)          (339,754)
Hurricane Loss                                                 (7,740,231)                --                 --
Other income                                                      255,844             34,835             51,599
Settlement of employment contract                                (270,000)          (220,000)
Income (Loss) on holding of equity investments                   (688,000)                --            372,000
Write down of investment in subsidiary                         (1,000,000)                --                 --
Realized gain (loss) marketable securities                        (16,050)           154,155            (72,175)
Unrealized gain (loss) on marketable securities                  (102,086)            52,967            449,702
                                                             ------------       ------------       ------------

Total Other Income (Expense)                                  (12,469,018)        (1,073,596)           461,372
                                                             ------------       ------------       ------------


Income (Loss) from Continuing Operations before
   income taxes                                               (22,340,237)         1,779,823          1,937,399
Income taxes                                                            0            612,000            396,509
                                                             ------------       ------------       ------------
Income (Loss) from Continuing Operations                      (22,340,237)         1,167,823         15,410,890

Discontinued Operations
Loss from discontinued operations                              (4,238,800)        (1,016,371)                --
Loss on disposal of discontinued operations                    (5,475,491)                --                 --
                                                             ------------       ------------       ------------
Total discontinued operations                                  (9,714,291)        (1,016,371)                --

Income (loss) before income taxes                             (32,054,528)           151,452          1,540,890

Income taxes                                                       67,385             21,650                 --
                                                             ------------       ------------       ------------

Net Income (Loss)                                            $(32,121,913)      $    129,802       $  1,540,890
                                                             ============       ============       ============

Earnings (loss) per common share (Note 11)
    Continuing Operations                                           (0.86)            $0.046              $0.06
    Discontinued Operations                                         (0.38)            (0.041)              0.00
                                                                    -----             ------               ----
     Net earnings (loss) per common Share                          $(1.24)            $0.005              $0.06
                                                                   ======             ======              =====



                 See accompanying notes to financial statements

                                                            DHB CAPITAL GROUP INC. AND SUBSIDIARIES
                                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                     FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                       Number of                  Additional       Common Stock       Foreign
                                                        Common         Par          Paid-in        Subscription       Currency
                                                        Shares        Value         Capital         Receivable      Translation
                                                        ------        -----         -------         ----------      -----------
Balance January 1, 1997                              23,146,008     $23,146      $17,956,030         $(227,500)      $      0
Net Income for the year ended 12-31-97                        -           -                -
Issuance of stock to purchase subsidiary                666,000         666          999,334                  -             -
Stock issued to purchase lease                          144,200         144          209,856                  -             -
Sale of common stock                                  1,825,000       1,825        3,639,004            227,500             -
Stock issued for services                                13,500          13           67,487                  -             -
Exercise of warrants                                    100,000         100          149,900                  -             -
Stock issued in settlement of a lawsuit                  75,000          75          149,925                  -             -
Stock returned in settlement of a lawsuit               (38,625)        (38)         (73,596)                 -             -
Effect of foreign currency translation                        -           -                -                  -        (6,135)
Purchase of treasury stock                             (583,859)       (584)      (2,144,833)                 -             -
                                                     ----------     -------      -----------         ---------       --------
Balance December 31, 1997                            25,347,224    $ 25,347     $ 20,953,107                  0      $ (6,135)

Net Income for the year ended 12-31-98
Sale of common stock                                    686,500         687        2,705,313
Stock issued for services                                65,211          64          260,780
Exercise of warrants                                     49,500          50           65,950
Effect of foreign currency translation                                                                                 38,004
Purchase of treasury stock                             (700,995)       (701)      (2,769,301)                 -             -
                                                     ----------     -------      -----------         ---------       --------
Balance December 31, 1998                            25,447,440    $ 25,447     $ 21,215,849                  0      $ 31,869

Net Loss for the year ended 12-31-99
Sale of common stock                                  6,714,700       6,715        4,241,609           (700,025)
Stock issued for services                               204,214         204          390,777
Exercise of warrants                                     40,977          41           83,709
Effect of foreign currency translation                                                                                (19,461)
Purchase of treasury stock                              (75,150)        (75)        (240,170)                 -             -
                                                     ----------     -------      -----------         ---------       --------
Balance December 31, 1999                            32,332,181    $ 32,332     $ 25,691,774         $ (700,025)A    $ 12,408
                                                     ==========    ========     ============         ==========      ========

                                                         Retained
                                                         Earnings
                                                        (Deficit)          Total
                                                        ---------          -----

Balance January 1, 1997                               $(4,771,590)     $12,980,086
Net Income for the year ended 12-31-97                  1,540,890        1,540,890
Issuance of stock to purchase subsidiary                        -        1,000,000
Stock issued to purchase lease                                  -          210,000
Sale of common stock                                            -        3,868,329
Stock issued for services                                       -           67,500
Exercise of warrants                                            -          150,000
Stock issued in settlement of a lawsuit                         -          150,000
Stock returned in settlement of a lawsuit                       -          (73,634)
Effect of foreign currency translation                          -           (6,135)
Purchase of treasury stock                                      -       (2,145,417)
                                                      -----------      -----------
Balance December 31, 1997                             $(3,230,700)     $17,741,619

Net Income for the year ended 12-31-98                    129,802          129,802
Sale of common stock                                                     2,706,000
Stock issued for services                                                  260,844
Exercise of warrants                                                        66,000
Effect of foreign currency translation                                      38,004
Purchase of treasury stock                                      -       (2,770,002)
                                                      -----------      -----------
Balance December 31, 1998                             $(3,100,898)     $18,172,267

Net Loss for the year ended 12-31-99                  (32,121,913)     (32,121,913)
Sale of common stock                                                     3,548,299
Stock issued for services                                                  390,981
Exercise of warrants                                                        83,750
Effect of foreign currency translation                                     (19,461)
Purchase of treasury stock                                      -         (240,245)
                                                      -----------      -----------
Balance December 31, 1999                             $(35,222,811)   $(10,186,322)
                                                      ============    ============

A    - The  subscription  receivable  at December 31, 1999 was repaid in January
       2000.

See  accompanying notes to financial statements.

                                             DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
                                                     STATEMENTS OF CASH FLOWS
                                                 FOR THE YEARS ENDED DECEMBER 31,

CASH FLOWS FROM OPERATING ACTIVITIES                                  1999                 1998                1997
                                                                 ------------       ------------       ------------

Net Income (Loss)                                                $(32,121,914)      $    129,802       $  1,540,890
Adjustments to reconcile net income to net
  cash  provided  by  operating activities:
Depreciation and amortization                                         592,213            644,046            440,650
Valuation allowances/reserves                                       4,017,806                 --           (372,000)
Stock issued for services                                             200,981            260,844             67,500
Stock issued in settlement of a lawsuit                               190,000                 --            150,000
Stock returned in settlement of a lawsuit                                                                   (73,596)
Stock issued to purchase a lease                                                                            210,000
Unrealized gain on transfers from non-marketable securities                                                (598,900)
Deferred income taxes                                                (110,000)                --            364,000
Changes in assets and liabilities (Increase) Decrease in:
Accounts receivable                                                 2,705,402           (910,080)        (2,663,565)
Marketable securities                                                 529,328          1,174,478          1,237,121
Inventories                                                         9,017,763         (4,146,468)        (5,018,686)
Assets held for sale                                                   23,717         (3,952,697)
Prepaid expenses and other current assets                           1,335,850         (1,192,632)          (472,203)
Deposits and other assets                                             217,601           (136,900)           (86,972)
Increase (decrease) in:
Accounts payable                                                    4,366,516         (1,101,290)         2,013,134
Accrued expenses and other current liabilities                        768,988            531,064            439,377
State income taxes payable                                            (24,371)            39,173            (14,134)
                                                                 ------------       ------------       ------------
Net cash used by operating activities                              (8,290,120)        (8,660,660)        (2,837,384)
                                                                 ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for purchase of assets of subsidiary, net of cash
acquired                                                                   --         (2,884,360)           134,356
Payments made for property and equipment                             (311,043)          (819,870)          (801,150)
                                                                 ------------       ------------       ------------
Net Cash used by investing activities                                (311,043)        (3,704,230)          (666,794)
                                                                 ------------       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of note payable- bank                                        825,000          1,500,000          1,275,000
Proceeds of note payable- shareholder                               4,518,865         10,227,604                 --
Proceeds from the issuance of long term debt                               --            250,000                 --
Principal payments on long-term debt                                 (160,722)           (16,483)           (45,657)
Proceeds from the exercise of warrants - common stock                  83,750             66,000            150,000
Foreign Currency Translation                                          (19,461)            38,004             (6,135)
Purchase of treasury stock                                           (240,245)        (2,770,002)        (2,145,417)
Net proceeds from sale of common stock                              3,548,300          2,706,000          3,909,616
                                                                 ------------       ------------       ------------
Net cash provided by financing activities                           8,555,487         12,001,123          3,137,407
                                                                 ------------       ------------       ------------

NET DECREASE IN CASH AND EQUIVALENTS                                  (45,676)          (363,767)          (366,771)

CASH AND CASH EQUIVALENTS - BEGINNING                                 519,117            882,884          1,249,655
                                                                 ------------       ------------       ------------

CASH AND CASH EQUIVALENTS - END                                  $    473,441       $    519,117       $    882,884
                                                                 ============       ============       ============

                 See accompanying notes to financial statements


                      DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)



                                            For the years ended December 31,
                                  -------------------------------------------------
                                      1999               1998             1997
                                  ------------       ------------      ------------
Net Income (Loss)                 $(32,121,914)      $    129,802      $  1,540,890

Other comprehensive
income (loss)
Foreign currency translation           (19,461)            38,004            (6,135)
                                  ------------       ------------      ------------

Comprehensive Income (Loss)       $(32,141,375)      $    167,806      $  1,534,755
                                  ============       ============      ============


                 See accompanying notes to financial statements

                             DHB CAPITAL GROUP INC.
                          NOTES TO FINANCIAL STATEMENTS

Note 1       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             Principles of consolidation

                  The consolidated  financial statements include the accounts of
            DHB Capital Group Inc. and its subsidiaries ("DHB"), all of which are wholly owned. DHB has three major divisions, DHB Armor Group, DHB Electronics Group, and DHB Sports Group. DHB Armor Group consists of Protective Apparel Corporation ("PACA"), Point Blank Body Armor Inc., Lanxide Armor Products Inc. ("LAP") and Point Blank International S.A ("PB Int'l"). DHB Sports Group consists of NDL Products Inc. ("NDL") and Orthopedic Products Inc. ("OPI"). DHB Electronics Group consists of Lanxide Electronic Components ("LEC") and DHB KK. All material inter-company balances and transactions have been eliminated.

            Business description

                  DHB Armor Group develops, manufactures, and distributes bullet and projectile resistant garments, bullet resistant and fragmentation vests, bomb projectile blankets, aircraft armor, bullet resistant plates and shields and related ballistic accessories. DHB Sports Group manufactures and distributes specialized protective athletic apparel and equipment and orthopedic products. DHB Electronics Group manufactures and markets thermal management, packaging and structural components for the electronic industry within the United States and Japan.

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

            Inventories

                  Inventories are valued at the lower of cost (determined on the first-in, first-out basis), or market.

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

            Research and development expenses

                  Research  and  development  expenses are expensed as incurred.
            The Company expensed approximately $825,000 in 1999, $523,000 in 1998 and $278,000 in 1997 for research and development costs.

             Advertising expenses

                  The cost of advertising  is expensed as incurred.  The Company
            incurred  approximately   $1,062,000,   $642,000,  and  $904,000  of
            advertising costs in 1999, 1998, and 1997 respectively.

Note 1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

              Earnings per share

                  In 1997,  the  Company  adopted  SFAS no. 128,  "Earnings  Per
            Share" which required retroactive adoption. The new standard simplifies the computation of earnings per share and requires the presentation of basic and diluted earnings per share. Basic income per share amounts are based on the weighted average number of shares of common stock outstanding during the years presented. Diluted income per share amounts are based on the weighted average number of shares of common stock and stock options outstanding during the years presented.

            Comprehensive income (loss)

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

Note 2        SUPPPLEMENTAL CASH FLOW INFORMATION

                      Cash paid for:          1999          1998         1997
                                              ----          ----         ----
                           Interest        355,160       308,282      269,450
                             Taxes          63,933        78,877       11,971


                  During the year ended December 31, 1998, the Company purchased
            LEC and LAP for a cash payment of $4.8 million less cash acquired of $250,927. The Company also purchased DHB KK for a cash payment of $375,000. The total cash paid for acquisitions during 1998, net of cash acquired total $4,924,073. During the year ended December 31, 1997, the Company had non-cash investing activities when it issued common stock to acquire all of the outstanding stock of PB Int'l.

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

                  In  February,  1997  DHB  acquired  100%  of  the  issued  and outstanding common stock of Zunblindage S.A., a Belgian corporation, in exchange for 666,000 shares of DHB common stock valued at an aggregate of $1,000,000. In January 1999, Zunblindage S.A.'s name was changed to Point Blank International ("PB Int'l"). PB Int'l manufactures and distributes bullet resistant equipment, apparel and related products generally in Europe and the Middle East.

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

Note 4        MARKETABLE SECURITIES/NON-MARKETABLE SECURITIES

                The  following is a comparison of the cost and market value of marketable securities included in current assets:


                                                             1999        1998
                                                             ----        ----

                           Cost                               $0     $476,361
                           Unrealized gain                    --       52,967
                                                              --     --------
                           Market Value                       $0     $529,328
                                                              ==     ========


                  The Company has acquired minority interests in non-marketable securities, at December 31, 1997 the historical cost was $2,316,750 reduced by a valuation allowance of $628,000 to bring the carrying value of these securities to the net realizable value of $1,688,750 at December 31, 1998. An additional valuation allowance of $688,750 was realized during 1999 to bring the carrying value of the securities to $1,000,000 at December 31, 1999.

Note 5        INVENTORIES

              Inventories consist of the following:

                                                      1999             1998
                                                   ----------       ----------
                  Finished goods                   $3,376,747       $7,901,221
                 Work in process                    1,889,701        5,533,648
                  Raw materials and supplies        5,001,428        6,566,678
                                                   ---------        ----------
                      Sub-total                    10,267,876       20,001,547
                  Discontinued Operations          (1,222,023)      (1,937,931)
                                                  -----------      -----------
                                                  $ 9,045,845      $18,063,616
                                                  ===========      ===========

Note 6    PROPERTY, PLANT AND EQUIPMENT

              A summary of property, plant and equipment and the estimated lives used in the computation of depreciation is as follows:

                                                                                        Estimated
                                                            1999            1998        useful life
                                                         ---------       ----------     -----------
              Land                                         $47,500          $47,500         --
              Buildings                                    427,500          427,500        39 years
              Machinery and equipment                    5,012,360        6,709,810      5-30 years
              Furniture, fixtures and
              computer equipment                           828,552          796,049       5-7 years
              Transportation equipment                     234,270          231,579       3-5 years
              Leasehold improvements                       688,560          549,746    5-31.5 years
                                                           -------          -------
                                                         7,238,742        8,762,184
              Less accumulated depreciation and
              amortization                               2,119,578        1,657,951
                                                         ---------        ---------
              Sub-total                                  5,119,164        7,104,233
              Discontinued Operations                    2,866,471        2,475,192
                                                         ---------        ---------
                                                        $2,252,693       $4,629,041

Note 7        INTANGIBLE ASSETS

              A summary of intangible assets and the estimated lives used in the computation of amortization is as follows:

                                                                              Estimated
                                                  1999          1998        useful life
                                                  ----          ----
                Goodwill                           $ -         $1,194,473     15 years
                On-going
                government                            -           612,106    1-5 years
                contracts
                Other                              163,261        178,261    1-7 years
                                                   -------        -------
                                                   163,261      1,984,840
                Less accumulated amortization
                                                   131,210        713,172
                Sub-total                           32,051      1,271,668
                Discontinued Operations             17,698         23,437
                                                  --------     ----------
                                                  $ 14,353     $1,248,231
                                                  ========     ==========

Note 8         NOTES PAYABLE - BANK

               Notes payable - bank was due in April 1999 and is collateralized by the assets of the Company. The weighted average interest rate on these borrowings was approximately 12% at December 31, 1999. The entire note was repaid in March 2000 using the proceeds from the sale of the DHB Electronics Group.

Note 9         NOTES PAYABLE STOCKHOLDER

               These notes bear interest at 12% per annum and are due, as extended, in November 2001

Note 10        LONG-TERM DEBT

                            Long-term debt consists of the following:                    1999         1998
                                                                                         ----         ----
                 Notes  payable in  monthly  principal  installments  of $3,600.      $29,998      $65,998
                 Interest  at the rate of 9% per annum  accrues  and is  payable upon maturity in 2001.

                 Capital  lease  obligation   payable  in  monthly  payments  of      169,519      238,390
                 $5,281  this  note  is   collateralized  by  certain  equipment
                 originally costing $250,000

                 Note  payable in monthly  installments  of $4,729  inclusive of      153,500      201,097
                 interest at 5.1%.
                 Other                                                                 33,380       41,634
                                                                                       ------       ------
                                                                                      386,397      547,119
                 Less Current Portion                                                 152,815      159,607
                                                                                      -------      -------
                                                                                     $233,582     $387,512
                                                                                     ========     ========

               Long-term debt matures as follows:

                            2000                            $152,815
                            2001                             130,487
                            2002                              97,237
                            2003                               5,857
                                                            --------
                                Total                       $386,397
                                                            ========

Note 11   STOCKHOLDERS' EQUITY

          Common and preferred stock

              DHB has 100,000,000 shares authorized of its $.001 par value Common. In addition, DHB is authorized to issue 1,500,000 shares of Class A 10% convertible Preferred Stock, none of which was issued and outstanding at December 31, 1999 and 1998.

        Earnings Per share

         Earnings per common share calculations are based on the weighted average number of common shares outstanding during each period; 25,866,880, 24,982,394 and 24,837,771 for the years ended December 31,
         1999, 1998, and 1995, respectively. Calculations for diluted earnings per share are based on the weighted average number of outstanding common shares and common share equivalents during the periods; 29,511,115, 29,685,262, and 28,053,959 for the years ended December 31,
         1999, 1998 and 1997, respectively.

                                                        Income (loss)         Shares         Per Share
                                                         (numerator)       (denominator)       Amount
                                                         -----------       -------------       ------
        Basic EPS
          Loss from continuing operations-1999          $(22,340,237)        25,866,880       $ (1.24)
                                                          -----------        ----------        ------
        Diluted EPS                                     $(22,340,237)        25,866,880       $ (1.24)
                                                        =============        ==========         =====

        Basic EPS
          Earnings from continuing operations-1998       $ 1,779,823         24,982,394        $0.005
                                                         -----------         ----------        ------
        Diluted EPS                                      $ 1,779,823         24,982,394        $0.005
                                                         ===========         ==========        ======

        Basic EPS
          Earnings from continuing operations-1997       $ 1,937,399         24,837,771         $0.06
                                                         -----------         ----------        ------
        Diluted EPS                                      $ 1,937,399         24,837,771         $0.06
                                                         ===========         ==========         =====

              Stock options outstanding of 3,644,236, and 4,704,868 and 3,216,188 at December 31, 1999, 1998, and 1997, respectively, have not been included in diluted earnings per common share because to do so would have bee antidilutive for the periods presented.

              Stock option plan

                       In October,  1995, the Company  adopted a plan (the "1995
              Stock Option Plan" or the "Plan") pursuant to which the Board of Directors was authorized to award options to purchase up to 3,500,000 shares of Common Stock to selected officers, employees, agents, consultants and other persons who render services to the Company. The options may be issued on such terms and conditions as determined by the Board or Committee, and may be issued so as to qualify as incentive stock options under Internal Revenue Code
              Section 422A. No options have been granted under the plan.

              Stock warrants

                      During 1999,  the three  members of the board were awarded
            25,000 warrants exercisable at $3.25 for three years for serving as a board member. During 1997, the Board of Directors granted 50,000 stock warrants exercisable at $2.00 per share to a key employee expiring in June 2000. Pursuant to employment agreements (See Note
            14), the Company has 1,549,500 stock warrants outstanding exercisable at $1.33 per share and expiring in 2003. In A relative of the majority stockholder, stock warrants to purchase 3,750,000 shares of common stock for $1.33 per share expiring in 1999, which were extended until September 2003.

Note 12 DISCONTINUED OPERATIONS.

                     In  October  1999,  the  Company  announced  its  strategic decision to discontinue the operations of its Lanxide Subsidiaries, LAP and the Electronics Group (LEC and DHB KK). LAP operations where shut down while the Electronics Group was put up for sale. The sale price of the division would be $4.275 million, less the outstanding long-term debt. The transaction was closed on March 10, 2000. See -
            Note 19 - Subsequent Events. The results of the closure of LAP and the Electronics Group have been reported separately as discontinued operations. Prior year financial statements have been restated to present LAP and the Electronics Group as a discontinued operation.

Note 12 DISCONTINUED OPERATIONS.

             The components of net assets of the discontinued operations included in the balance sheet are as follows:

                                                                                       December 31,
                                                                                   1999            1998
                                                                               ----------      ----------
             Current assets (mainly trade receivables and inventory)           $1,865,454      $3,037,574
             Accounts payable and accrued expenses                                896,552       1,615,425
                                                                               ----------      ----------
             Net current assets                                                   968,902       1,422,149
                                                                               ----------      ----------

             Property, plant and equipment, net                                 2,866,471       2,475,192
             Other non-current assets                                              93,607          55,356
                                                                               ----------      ----------
              Net Long-term assets                                              2,960,078       2,530,548
                                                                               ----------      ----------

             The condensed statements of operations relating to the discontinued operations are presented below
                                                     1999            1998

              Net Sales                          $7,514,541      $8,761,007
             Cost and expenses                   11,753,701      10,390,038
                                                 ----------      ----------
             Loss before income taxes           (4,239,160)     (1,629,031)
             Provision for taxes                        ---             660
             Net Loss                           (4,239,160)     (1,628,371)
                                                -----------     -----------

Note 13 HURRICANE LOSS

              On October 15, 1999, the office and manufacturing facility located in Oakland Park, Florida suffered extensive damage due to hurricane Irene. Substantial damage was done to the building as well as inventory. The Company currently has a lawsuit with their insurance companies to recover some of the loss, but as of today no agreement has been reached. The Company expensed the entire loss in October 1999 and has not recorded a receivable for any amount, which may be due from the insurance companies.


Note 14 RELATED PARTY TRANSACTIONS

              A summary of related party transactions for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                                                    1999           1998           1997
                                                                  --------       --------       --------
              Rental expense accrued to the
                 relatives of the majority stockholder            $711,858       $753,235       $546,000

              Rental expense accrued to the President
                 of a subsidiary of DHB                             48,000         48,000         48,000

              Interest,   rental,   professional  and  other
              expenses accrued on a loan from
                 DHB's majority stockholder                      5,064,765        992,359        177,340

              See Note 14 for details of the lease with a related party

Note 15   RISKS AND UNCERTAINTIES

                  The  Company  maintains  cash  balances  at various  financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company's accounts at these institutions may, at times, exceed the federally insured limits. The Company has not experienced any losses in such accounts.

                  Approximately  35%,  22% and 27% for the years ended  December
              31, 1999, 1998 and 1997, respectively, of DHB's sales were made to the United States Government or its agencies.

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

Note 16 FAIR VALUES OF FINANCIAL INSTRUMENTS

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


Note 17 SEGMENT INFORMATION:

              The    Company    operates    in   three    principal    segments:
              Ballistic-resistant equipment, Electronics and Protective athletic/medical equipment. The Company designs, manufacturers and markets products in the segments as described above.

         Financial information on the Company's business segments was as follows:

Net Sales                                         1999              1998               1997
---------                                    ------------       ------------       ------------
Ballistic-resistant equipment                $ 30,358,537       $ 28,695,127       $ 26,805,471
Electronic components                           8,841,393          8,398,107                 --
Protective athletic & medical equipment         6,236,438          8,388,544          7,094,808
                                             ------------       ------------       ------------
                                               45,436,368         45,481,778         33,900,279
Less inter-segment sales                       (2,781,099)        (3,647,353)          (628,672)
Less discontinued operations (3)               (7,514,541)        (8,761,007)
                                             ------------       ------------       ------------
Consolidated Net Sales                       $ 35,140,728       $ 33,073,418       $ 33,271,607
                                             ============       ============       ============

Income from Operations
Ballistic-resistant equipment                 $(9,629,504)      $  2,485,395       $  2,017,281
Electronic components                          (1,835,137)          (782,908)                --
Protective athletic & medical equipment        (2,390,834)         1,207,743            498,062
Corporate and Other (1)                        (2,824,826)        (1,508,027)        (1,039,316)
                                             ------------       ------------       ------------
     Sub-total                                (16,680,301)         1,402,203          1,476,027
Less discontinued operations (3)                6,809,082          1,451,216                 --
                                             ------------       ------------       ------------
Consolidated Operating Income                $(9,871,219)      $  2,853,419       $  1,476,027
                                             ============       ============       ============

Identifiable Assets (2)
Ballistic-resistant equipment                $ 14,283,739       $ 23,743,604       $ 17,572,698
Electronic components                           6,177,019          5,749,438                 --
Protective athletic & medical equipment         3,335,253          8,844,627          6,322,150
                                             ------------       ------------       ------------
                                               23,796,011         38,337,669         23,894,848
Corporate and Other                               400,038          4,641,566          3,779,781
                                             ------------       ------------       ------------
Consolidated Net Assets                        24,196,049         42,979,235         27,674,629
Discontinued operations (3)                    (4,825,532)        (5,568,122)                --
Assets held for sale                            3,928,980          3,952,697
                                             ------------       ------------       ------------
Adjusted Net Assets                          $ 23,299,247       $ 41,363,810       $ 27,674,629
                                             ============       ============       ============

           Foreign sales accounted for 17%, 12% and 10%, respectively of the total revenues for the years ended December 31, 1999, 1998 and 1997. Foreign identifiable assets accounted for 13%, 5% and 2% of the total assets at December 31, 1999, 1998 and 1997.

(1) Corporate and Other includes corporate general and  administrative  expenses
(2) Corporate assets are principally cash, marketable securities, and deferred charges (3) Discontinued operations included the Companies sold, LEC and DHB KK as well as the loss from the shutdown of the LAP plant.

Note 18       COMMITMENTS AND CONTINGENCIES

              Leases

                      DHB leases a warehouse and  manufacturing  facility from a partnership indirectly owned by the majority stockholder of DHB on a month-to-month basis with annual rentals of $480,000. In addition, DHB must pay real estate taxes and certain operating expenses of this property.

                      DHB leases a warehouse and manufacturing facility from the president of one of its subsidiaries on a month-by-month basis with annual rentals of $43,200, plus real estate taxes.

                      The Company has a four-year lease for a 60,000 square foot warehouse adjacent to the existing Florida facility with an annual rental of approximately $210,000.

                      In  association  with the  acquisition  of PB  Int'l,  the
               Company assumed a lease for their warehouse and store in Liege, Belgium. This space is occupied pursuant to a nine-year lease with annual rentals of approximately, $42,000.

                      In association  with the  acquisitions of LAP and LEC, the
               Company assumed a lease for 82,000 square feet of office and warehouse facility in Delaware, as well as, a 3,500 square foot ballistic testing range. The lease expires in March 2001 and provides for annual base rentals of $420,000. This location was relinquished when the Company sold LEC in March 2000.

                      The  Company  entered  into a  three-year  lease for their corporate headquarters January 1, 2000. The premises are for a 3,750 square foot office space with annual rental of $44,250 with annual increases of 5%.

                      Rent and real estate tax expense charged to operations for the years ended December 31, 1999, 1998 and 1997 aggregated approximately $1,684,000, $1,917,000 and $962,000, respectively.

               Employment agreements

                      The Company is  committed  under an  employment  agreement with its majority stockholder, which expires in April 2001 and provides for an annual salary of $325,000 and annual increases of $25,000 thereafter. In addition, the contract provides for the annual grant of 750,000 warrants to the principal stockholder, which are exercisable at $2.33 per share and expire five years from date of grant.

              Litigation

                      In October  1999,  certain  agencies of the United  States government  began a  preliminary  investigation  of the  Company's
              employment  practices,   amongst  other  things.   Management  has
              indicated that the counsel for the Company feels that the Government does not intend to pursue any criminal actions and management believes the exposure to civil penalties is not a material amount.

                      The  Company  is subject to other  legal  proceedings  and claims, which have risen in the ordinary course of its business and have not been finally adjudicated. These actions when ultimately concluded and determined will not, in the opinion of management, have a material adverse effect on the results of operations or the financial condition of the Company.

Note 19   INCOME TAXES

              Components of income taxes are as follows:

                                                        1999                1998                 1997
                                                        ----                ----                 ----
                    Federal
                       Current                           $ 0                  $ 0                 $ 0
                       Deferred                            0                    0             374,000
                                                           -                    -             -------
                             Total federal                 0                    0             374,000

                    State
                       Current                        67,385               21,650              22,509
                       Deferred                            0                    0                   0
                                                           -                    -                   -
                             Total state             $67,385             $ 21,650            $ 22,509
                                                     =======             ========            ========

The tax effects of significant items comprising the Company's net deferred tax balances are as follows:

                                                                                         1999                 1998
                                                                                     -----------           ----------
Deferred tax asset                                                                   $10,920,000           $1,000,000
   Net operating loss carryforwards                                                       85,000              172,000
   Accounts receivable reserve not deducted for tax purposes                             212,000                    0
   Write down of marketable securities not deducted for tax purposes                     234,000              213,000
   Write down of investment in subsidiaries not deducted for
       tax purposes                                                                      340,000                    0
                                                                                     -----------                    -
                                                                                      11,791,000            1,385,000
Less valuation allowance                                                              11,347,000            1,051,000
                                                                                     -----------            ---------
Net deferred tax asset                                                               $   444,000            $ 334,000
                                                                                     ===========            =========


                     DHB CAPITAL GROUP INC. AND SUBSIDIARIES
                     SCHEDULE II TO THE FINANCIAL STATEMENTS
                        VALUATION AND QUALIFYING ACCOUNTS
                        DECEMBER 31, 1999, 1998 AND 1997

Allowances deducted from related balance sheet accounts:

                                                                  Investment      Net Write
                                                                   in Non-        Down of
                                    Accounts                      marketable   investment in
                                   Receivable      Inventory      securities    subsidiaries
                                   ----------      ---------      ----------    ------------
Balance at December 31, 1997      $  303,230      $  700,000      $1,000,000      $  529,579

Additions charged to
     costs and  expenses             154,509

Subtractions charged to
      costs and expenses                  --              --              --              --
                                  ----------      ----------      ----------      ----------

Balance at December 31, 1998      $  507,739      $        0      $  628,000      $  529,579
                                  ==========      ==========      ==========      ==========

Additions charged to
     costs and  expenses             250,002         624,898         688,750       1,000,000

Subtractions charged to
     costs and expenses                   --              --              --              --
                                  ----------      ----------      ----------      ----------

Balance at December 31, 1999      $  757,741      $  624,898      $1,316,750      $1,529,579
                                  ==========      ==========      ==========      ==========


                                         DHB CAPITAL GROUP INC. AND SUBSIDIARIES
                                         PROF FORMA CONSOLIDATED BALANCE SHEETS
                                                    DECMEBER 31, 1999

                       ASSETS                                                  Less
                       ------                                                  ----
                                                                            Companies                        Pro Forma
                                                          Consolidated         sold           Adjustments   Consolidated
                                                          ------------         ----           -----------   ------------
CURRENT ASSETS
Cash and cash equivalents                                  $   473,441      $  188,871         1,850,000      $2,1345401
Accounts Receivable                                          5,780,292         571,927                         5,208,365
Inventories                                                 10,267,876       1,222,023                         9,045,853
Prepaid expenses and other current assets                      667,945          71,504                --         596,441
                                                           -----------      ----------         ---------      ----------

Total Current Assets                                        17,189,554       2,054,325         1,850,000      16,985,229
                                                           -----------      ----------         ---------      ----------

PROPERTY AND EQUIPMENT                                       5,119,164       2,866,471                         2,252,693
                                                             ---------       ---------                         ---------

OTHER ASSETS
Intangible assets, net                                          32,051          17,698                            14,353
Investments in non-marketable securities                     1,000,050                                         1,000,050
Deferred tax assets                                            444,000                                           444,000
Deposits and other assets                                      411,280          71,504            40,000         335,371
                                                           -----------      ----------         ---------      ----------

Total Other Assets                                           1,887,331       5,054,403            40,000       1,793,724
                                                           -----------      ----------         ---------      ----------

TOTAL ASSETS                                               $24,196,049                        $1,890,000     $21,031,646
                                                           ===========                        ==========     ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

CURRENT LIABILITIES
Note payable                                                $5,000,000      $2,575,000      $(2,425,000)     $       --
Current maturities of long term debt                           152,815          52,509                          100,306
Accounts payable                                            10,188,364         692,701                        9,495,663
Accrued expenses and other current liabilities               2,761,141       2,888,633         2,684,782      2,557,290
                                                           -----------      ----------         ---------      ----------

Total Current Liabilities                                   18,102,320       6,208,843           259,782     12,153,259
                                                            ----------       ---------           -------     ----------

LONG TERM LIABILITIES
Long term debt, net of current maturities                      233,582         107,400                          126,182
Note Payable - stockholder                                  16,046,469               -                       16,046,469
                                                            ----------       ---------                       ----------

Total Long Term Debt                                        16,280,051         107,400                       16,172,651
                                                            ----------         -------                       ----------

Total Liabilities                                           34,382,371       6,316,243           259,782     28,325,910

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY                                      (10,186,322)     (1,261,840)         1,630,218    (7,294,264)
                                                          ------------     -----------         ---------    -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                   $24,196,049      $5,054,403        $1,890,000    $21,031,646
                                                           ===========      ==========        ==========    ===========

SIGNATURES

Pursuant to the requirements of Section 13 or 15(D) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this the 24d day of March, 2000.


                                                    DHB Capital Group Inc.


                                                    /S/ David Brooks
                                                    ----------------
                                                        David H. Brooks
                                                        Co-Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 24, 2000.


Signature                           Capacity                      Date

/S/ David H. Brooks                 Co-Chairman of the Board,     March 24, 2000
-------------------                 and Director
    David H. Brooks


/S/ Dawn Schlegel                   Treasurer                     March 24, 2000
-----------------
    Dawn Schlegel                   Principal Financial Officer
                                    Principal Accounting Officer


/S/  Gary Nadelman                  Co-Chairman and Director      March 24, 2000
 -----------------
     Gary Nadelman