Form 10-Q
period 2000-03-31
DHB CAPITAL GROUP INC /DE/
filed 2000-05-12
CIK 899166

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


      FOR THE QUARTER ENDED
           March 31, 2000                            Commission File No. 0-22429



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


                                  Yes [ X ] No [   ]


As of May 9, 2000, there were 32,355,890 shares of Common Stock, $.001 par value outstanding.

                                    CONTENTS



PART I  Financial Information                                               Page
        ---------------------                                               ----

Item 1.  Financial Statements

Consolidated Balance Sheet as of March 31, 2000 and December 31, 1999        2

Unaudited Consolidated Statements of Operations and Retained Earnings
    For The Three Months Ended March 31, 2000, 1999 and 1998                 3

Unaudited Consolidated Statements of Cash Flows For The Three Months
    Ended March 31, 2000, 1999 and 1998                                      4

Unaudited Notes to Consolidated Financial Statements                         5

Item 2. Management's Discussion and Analysis of Results of
    Operations  and Financial Condition                                      5-6

PART II  Other Information                                                   6
         -----------------

Signatures                                                                   7

                                  DHB CAPITAL GROUP INC. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS

                                                                              Unaudited
                                                                              March 31,       December 31,
                          ASSETS                                                2000              1999
                          ------                                            ------------      ------------


CURRENT ASSETS
Cash and cash equivalents                                                   $    279,626      $    473,441
Accounts receivable, less allowance for doubtful
Accounts of $747,388and $757,741                                               5,586,727         5,208,365
Inventories                                                                    9,499,943         9,045,853
Net assets held for sale                                                              --         3,928,980
Prepaid expenses and other current assets                                        599,482           596,441
                                                                            ------------      ------------
Total Current Assets                                                          15,965,778        19,253,080
                                                                            ------------      ------------

PROPERTY AND EQUIPMENT, net                                                    2,308,980         2,252,693
                                                                            ------------      ------------

OTHER ASSETS
Intangible assets, net                                                             8,075            14,353
Investments in non-marketable securities                                       1,000,000         1,000,000
Deferred tax assets                                                              444,000           444,000
Deposits and other assets                                                        307,092           335,371
                                                                            ------------      ------------
Total Other Assets                                                             1,759,167         1,793,724
                                                                            ------------      ------------

TOTAL ASSETS                                                                $ 20,033,925      $ 23,299,497
                                                                            ============      ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY

CURRENT LIABILITIES
Notes payable-bank                                                          $         --      $  5,000,000
Accounts payable                                                               9,715,106         9,495,663
Accrued expenses and other current liabilities                                 2,969,552         2,557,290
Current maturities of long term debt                                             100,218           152,815
                                                                            ------------      ------------
Total Current Liabilities                                                     12,784,876        17,205,768
                                                                            ------------      ------------

LONG TERM LIABILITIES
Long term debt, net of current maturities                                        113,021           233,582
Note Payable - stockholder                                                    16,046,469        16,046,469
                                                                            ------------      ------------
Total Long Term Debt                                                          16,159,490        16,280,051
                                                                            ------------      ------------

Total Liabilities                                                             28,944,366        33,485,819

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
Common stock, $.001 par value, 100,000,000 shares
authorized, 32,332,181 and outstanding                                            32,332            32,332
Additional paid in capital                                                    25,682,874        25,691,774
Subscription receivable                                                               --          (700,025)
Foreign currency translation adjustment                                          (25,219)           12,408
Accumulated deficit                                                          (34,600,428)      (35,222,811)
                                                                            ------------      ------------
STOCKHOLDERS' DEFICIENCY                                                      (8,910,441)      (10,186,322)
                                                                            ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIENCY
                                                                            $ 20,033,925      $ 23,299,497
                                                                            ============      ============


                 See accompanying notes to financial statements.

                               DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                 FOR THE THREE MONTHS ENDED MARCH 31,

                                                         2000              1999              1998
                                                     ------------      ------------      ------------
Net sales                                            $ 13,575,648      $  7,370,132      $  8,600,681

Cost of sales                                           9,594,341         4,697,820         5,859,642
                                                     ------------      ------------      ------------

Gross Profit                                            3,981,307         2,672,312         2,741,039

Selling, general and administrative expenses            2,886,689         1,941,518         2,718,509
                                                     ------------      ------------      ------------

Income before other income (expense)                    1,094,618           730,794            22,530
                                                     ------------      ------------      ------------

Other Expenses                                           (785,034)         (322,546)          (93,559)
                                                     ------------      ------------      ------------

Income (Loss) from Continuing Operations                  309,584           408,248           (71,029)

Discontinued operations
Loss from discontinued operations                        (517,288)         (333,871)         (406,092)
Gain on disposal of discontinued operations               857,860                --                --
                                                     ------------      ------------      ------------
Total income (loss) from discontinued operations          340,572          (333,871)         (406,092)

Income (loss) before income taxes                         650,156            74,377          (477,121)

Income taxes                                               27,773            42,967             7,950
                                                     ------------      ------------      ------------

Net income (loss)                                         622,383            31,410          (485,071)

Accumulated Deficit Beginning                         (35,222,811)       (3,100,898)       (3,230,700)
                                                     ------------      ------------      ------------

Accumulated Deficit Ending                            (34,600,428)     $ (3,069,488)     $ (3,715,771)
                                                     ============      ============      ============
Earnings (loss) per common share
Basic shares                                                 .019             0.001            (0.018)
                                                     ============      ============      ============
Diluted shares                                               .019             0.001            (0.017)
                                                     ============      ============      ============
Weighted shares outstanding
Basic shares                                           32,332,181        25,555,440        27,137,331
Warrants                                                       --         4,519,056           916,628
                                                     ------------      ------------      ------------
Diluted shares                                         32,332,181        30,074,496        28,053,959
                                                     ============      ============      ============

                 See accompanying notes to financial statements.

                                         DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
                                      UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           FOR THE THREE MONTHS ENDED MARCH 31,

CASH FLOWS FROM OPERATING ACTIVITIES                                           2000             1999             1998
                                                                           -----------      -----------      -----------
Net Income (loss)                                                          $   622,383      $    31,410      $  (485,071)

Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                               105,025          229,484          265,754
   Stock issued in settlement of a lawsuit                                          --          695,001               --
   Stock issued for services                                                        --           70,000               --
  Unrealized loss on marketable securities                                          --         (115,853)              --
Changes in assets and liabilities
 (Increase) Decrease in:
   Accounts receivable                                                        (378,362)         587,267         (610,645)
   Marketable securities                                                            --          (77,019)       1,615,471
   Inventories                                                                (454,090)      (2,045,670)        (606,359)
   Prepaid expenses and other current assets                                    (3,041)      (1,204,528)        (718,283)
   Deferred taxes                                                                   --         (124,680)              --
   Deposits and other assets                                                    28,279           24,253           (1,333)
 Increase (decrease) in:
   Accounts payable                                                            219,443          232,384         (362,034)
   Accrued expenses and other current liabilities                              412,263          861,552          445,853
   State income taxes payable                                                       --               --               --
                                                                           -----------      -----------      -----------
Net cash provided (used) by operating activities                               551,900         (836,399)        (456,647)
                                                                           -----------      -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Payments for purchase of assets of subsidiary, net of cash acquired       3,933,980               --       (4,582,402)
   Payments made for property and equipment                                   (160,034)        (178,289)        (567,507)
                                                                           -----------      -----------      -----------
Net Cash provided (used) by investing activities                             3,773,946         (178,289)      (5,149,909)
                                                                           -----------      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds (repayments) of note payable- bank                              (5,000,000)         825,000          700,000
   Proceeds from shareholder note                                                   --         (106,000)       7,000,000
   Principal payments on long-term debt                                       (173,158)         (24,162)         (19,116)
   Foreign Currency Translation                                                (37,627)         (15,472)         (10,585)
   Purchase of treasury stock                                                       --               --       (2,384,015)
Net proceeds from sale of common stock                                         691,125          100,000               --
                                                                           -----------      -----------      -----------
Net cash provided by financing activities                                   (4,519,660)         779,366        5,286,284
                                                                           ===========      ===========      ===========

NET DECREASE IN CASH AND EQUIVALENTS                                          (193,814)        (235,322)        (320,272)
CASH AND CASH EQUIVALENTS - BEGINNING                                          473,441          519,117          882,884
                                                                           -----------      -----------      -----------
CASH AND CASH EQUIVALENTS - END                                            $   279,626      $   283,795      $   562,612
                                                                           ===========      ===========      ===========
Supplemental cash flow information Cash paid for:
Interest                                                                   $    88,272      $    92,112      $   123,296
Taxes                                                                      $    23,829      $    43,327      $     1,817

                 See accompanying notes to financial statements.

                              DHB CAPITAL GROUP INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTHS ENDED MARCH 31, 2000, 1999 AND 1998


Item 1. Consolidated Financial Statements:

      The consolidated balance sheet at the end of the preceding year has been derived from the audited consolidated balance sheet contained in the Company's form 10-K and is presented for comparative purposes. All other financial statements are unaudited. All unaudited amounts are subject to year-end adjustments and audit, but the Company believes all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the financial condition, results of operations and changes in cash flows for all interim periods have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

      Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with published rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's form 10-K for the most recent fiscal year.

      The consolidated financial statements of DHB Capital Group, Inc. and Subsidiaries (the "Company") are unaudited and reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The consolidated Company includes the following entities: DHB Capital Group Inc., Lanxide Armor Products Inc., Lanxide Electronic Components Inc., NDL Products Inc., Orthopedic Products Inc., Point Blank Body Armor Inc. and Protective Apparel Corporation of America.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS.

Results of Operations

Three Months Ended March 31, 2000, Compared to the Three Months Ended March 31, 1999.

         Consolidated net sales increased 84% to $13,575,648 for the three months ended March 31, 2000 as compared to $7,370,132 for the three months ended March 31, 1999 primarily as a result of shipments on the "Interceptor Contract". The Interceptor Contract's is a current contract with the US Military expiring in 2004. Operating income rose to approximately $1,090,000 for the first quarter of 2000 versus $730,764 for the first quarter of 1999.The Company incurred legal fees during the first quarter of 2000 for cases which have since been resolved. Net income was approximately $622,000 for the three months ended March 31, 2000 as compared to approximately $31,000 for the three months ended March 31, 1999. On March 10, 2000 the Company sold its Electronics Division. For the period ended March 31, 2000, the company showed a gain from discontinued operations of $340,572 as compared to a loss of $333,871 for the three months ended March 31, 1999.

Three Months Ended March 31, 1999, Compared to the Three Months Ended March 31, 1998.

         Consolidated net sales were approximately $7,370,000 and $8,600,000 for the three months end March 31, 1999 and 1998, respectively. Sales decreased by approximately $1,150,000 due to delays in shipping dates for a major customer. Consolidated gross profits increased to 36% for quarter ended March 31, 1999. The increase of 6% is the result of improved operating efficiencies.

Liquidity and Capital Resources

The Company's primary capital requirements over the next twelve months are to assist PACA, all of the operating subsidiaries in financing their working capital requirements. Working capital is needed to finance the receivables, manufacturing process and inventory. Working capital at March 31, 2000 was approximately $3.18 million as compared to $19.7 million and $13 million at March 31, 1999 and 1998, respectively. The current ratio at March 31, 2000 was
1.24 as compared to 1.11 as of December 31, 1999. The Company's cash flow statement showed net cash provided by operating activities for the three months ended March 31, 2000 of $551,900 as compared to cash used by operating activities of ($836,399) and ($456,647) for the periods ended March 31, 1999 and 1998, respectively.

Cash, cash equivalents, and marketable securities totaled $279,626 at March 31, 2000 as compared to $890,142 at March 31, 1999. As of December 31, 1999, the Company had a line of credit with the Bank of New York for $5,000,000 and the Company's assets secured the line. On March 10, 2000 the Company repaid the entire line of credit using the proceeds from the sale of the Electronics Group.

Effect of Inflation and Changing Prices.

The Company did not experience increases in raw material prices during the three months ended March 31, 2000, 1999 and 1998. The Company believes it will be able to increase prices on their products to meet future price increases in raw materials, should they occur.

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

PART II.  OTHER INFORMATION-

No change.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

Dated:  May 10, 2000                               DHB CAPITAL GROUP INC.


                                                  /S/ David H. Brooks
                                                  -------------------
                                                  David H. Brooks
                                                  Chairman of the Board,
                                                  and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the Registrant and in capacities and at the dates indicated:


    Signature                     Capacity                      Date
    ---------                     --------                      ----

/S/ David H. Brooks        Chairman of the Board            May 10, 2000
-------------------
David H. Brooks



/S/ Dawn Schlegel         Chief Financial Officer           May 10, 2000
-----------------
Dawn Schlegel



/S/ Gary Nadelman                 Director                  May 10, 2000
-----------------
Gary Nadelman