Form 10-Q
period 2000-06-30
DHB CAPITAL GROUP INC /DE/
filed 2000-08-14
CIK 899166

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


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                         COMMISSION FILE NUMBER: 0-22429


                              DHB CAPITAL GROUP INC
             (Exact name of Registrant as specified in its charter)


          DELAWARE                                                11-3129361
----------------------------                                 -------------------
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation)                                            Identification No.)


                555 WESTBURY AVENUE, CARLE PLACE, NEW YORK 11514
                    (Address of principal executive offices)


                  Registrant's telephone number: (516) 997-1155


Former name, former address and former fiscal year, if changed since last report
--------------------------------------------------------------------------------
                                 Not applicable


Indicate by check whether the registrant (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                Yes [ X ] No [ ]


As of August 9, 2000, there were 32,327,390 shares of Common Stock, $.001 par value outstanding.

================================================================================

                                    CONTENTS


                                                                            Page
                                                                            ----

PART I   Financial Information
         ---------------------

Item 1.  Financial Statements

Consolidated Balance Sheet as of June 30, 2000 and December 31, 1999        2

Unaudited Consolidated Statements of Income and Accumulated Deficit
     For The Three Months Ended June 30, 2000, 1999 and 1998                3

Unaudited Consolidated Statements of Operations and Accumulated Deficit
     For The Six Months Ended June 30, 2000, 1999 and 1998                  4

Unaudited Consolidated Statements of Cash Flows For The Three Months
     Ended March 31, 2000, 1999 and 1998                                    5

Unaudited Notes to Consolidated Financial Statements                        6

Item 2. Management's Discussion and Analysis of Results of Operations
     and Financial Condition                                                7-8

PART II  Other Information                                                  8
         -----------------

Signatures                                                                  9


                     DHB CAPITAL GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                Unaudited
                          ASSETS                              June 30, 2000     December 31, 1999
                          ------                              -------------     -----------------

  CURRENT ASSETS
  Cash and cash equivalents                                     $   700,850           $   473,441
  Accounts receivable, less allowance for doubtful
  Accounts of $751,150 and $757,741                               4,715,981             5,208,365
  Inventories                                                    11,406,171             9,045,853
  Net assets held for sale                                                -             3,928,980
  Prepaid expenses and other current assets                         539,570               596,441
                                                                -----------           -----------
  Total Current Assets                                           17,362,572            19,253,080
                                                                -----------           -----------

  PROPERTY AND EQUIPMENT, net                                     2,357,098             2,252,693
                                                                -----------           -----------

  OTHER ASSETS
  Intangible assets, net                                              6,728                14,353
  Investments in non-marketable securities                        1,000,000             1,000,000
  Deferred tax assets                                               444,000               444,000
  Deposits and other assets                                         196,726               335,371
                                                                -----------           -----------
  Total Other Assets                                              1,647,454             1,793,724
                                                                -----------           -----------

  TOTAL ASSETS                                                  $21,367,124           $23,299,497
                                                                ===========           ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

  CURRENT LIABILITIES
  Notes payable-bank                                            $         -           $ 5,000,000
  Accounts payable                                                7,775,434             9,495,663
  Accrued expenses and other current liabilities                  5,333,855             2,557,290
  Current maturities of long term debt                               85,810               152,815
                                                                -----------           -----------
  Total Current Liabilities                                      13,195,099            17,205,768
                                                                -----------           -----------

  LONG TERM LIABILITIES
  Long term debt, net of current maturities                          43,492               233,582
  Note Payable - stockholder                                     16,046,469            16,046,469
                                                                -----------           -----------
  Total Long Term Debt                                           16,089,961            16,280,051
                                                                -----------           -----------

  Total Liabilities                                              29,285,060            33,485,819

  COMMITMENTS AND CONTINGENCIES

  STOCKHOLDERS' DEFICIENCY
  Common stock, $.001 par value, 100,000,000 shares
  authorized, 32,327,390 and outstanding                             32,327                32,332
  Additional paid in capital                                     25,684,453            25,691,774
  Subscription receivable                                                 -              (700,025)
  Foreign currency translation adjustment                           (45,614)               12,408
  Accumulated deficit                                           (33,589,102)          (35,222,811)
                                                                -----------           -----------
  STOCKHOLDERS' DEFICIENCY                                       (7,917,936)          (10,186,322)
                                                                -----------           -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                                                                $21,367,124           $23,299,497
                                                                ===========           ===========

                 See accompanying notes to financial statements.



                    DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
       UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                       FOR THE THREE MONTHS ENDED JUNE 30,


                                                                    2000               1999              1998
                                                                    ----               ----              ----

Net sales                                                        $16,128,373        $8,347,387        $8,045,467

Cost of sales                                                     11,516,371         4,667,251         4,963,208
                                                                 -----------        ----------        ----------

Gross Profit                                                       4,612,002         3,680,136         3,082,259

Selling, general and administrative expenses                       2,814,800         2,605,673         2,411,404
                                                                 -----------        ----------        ----------

Income before other income (expense)                               1,797,202         1,074,463           670,855
                                                                 -----------        ----------        ----------

Other Expenses                                                      (762,998)         (323,392)         (139,617)
                                                                 -----------         ---------         ---------

Income from Continuing Operations                                  1,034,204           751,071           531,238

Discontinued operations
Loss from discontinued operations                                          -          (612,597)         (419,014)
                                                                 -----------        ----------         ---------

Income before income taxes                                         1,034,204           138,474           112,224

Income taxes                                                          22,878             9,410             3,534
                                                                 -----------        ----------        ----------

Net income                                                         1,011,326           129,064           108,690

Accumulated Deficit Beginning                                    (34,600,428)       (3,069,488)       (3,715,771)
                                                                 -----------        ----------        ----------

Accumulated Deficit Ending                                      $(33,589,102)      $(2,940,424)      $(3,607,081)
                                                                ============       ===========       ===========

Earnings per common share
Continuing Operations
     Basic shares                                                       .032             0.029             0.021
                                                                 ===========        ==========        ==========
     Diluted shares                                                     .032             0.025             0.018
                                                                 ===========        ==========        ==========
Discontinued Operations
     Basic shares                                                          -            (0.024)           (0.017)
                                                                 ===========        ==========        ==========
     Diluted shares                                                        -            (0.020)           (0.014)
                                                                 ===========        ==========        ==========

Weighted shares outstanding
Basic shares                                                      32,343,941        25,660,833        24,774,376
Warrants                                                                   -         4,474,343         4,453,563
                                                                 -----------        ----------        ----------
Diluted shares                                                    32,343,941        30,135,176        29,227,939
                                                                 ===========        ==========        ==========

                 See accompanying notes to financial statements.






                    DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
     UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                        FOR THE SIX MONTHS ENDED JUNE 30,

                                                                    2000               1999              1998
                                                                    ----               ----              ----


Net sales                                                        $29,704,021       $15,717,519       $16,646,148

Cost of sales                                                     21,110,712         9,365,071        10,822,850
                                                                 -----------       -----------       -----------

Gross Profit                                                       8,593,309         6,352,448         5,823,298

Selling, general and administrative expenses                       5,701,489         4,547,191         5,129,913
                                                                 -----------       -----------       -----------

Income before other income (expense)                               2,891,820         1,805,257           693,385
                                                                 -----------       -----------       -----------

Other Expenses                                                    (1,548,032)         (645,938)         (233,176)
                                                                 -----------       -----------       -----------

Income (Loss) from Continuing Operations                           1,343,788         1,159,319           460,209

Discontinued operations
Loss from discontinued operations                                   (517,288)         (946,468)         (825,106)
Gain on disposal of discontinued operations                          857,860                 -                 -
                                                                 -----------       -----------       -----------
Total income (loss) from discontinued operations                     340,572          (946,468)         (825,106)

Income (loss) before income taxes                                  1,684,360           212,851          (364,897)

Income taxes                                                          50,651            52,377            11,484
                                                                 -----------       -----------       -----------

Net income (loss)                                                  1,633,709           160,474          (376,381)

Accumulated Deficit Beginning                                    (35,222,811)       (3,100,898)       (3,230,700)
                                                                 -----------       -----------       -----------

Accumulated Deficit Ending                                       (33,589,102)      $(2,940,424)      $(3,607,081)
                                                                 ===========       ===========       ===========

Earnings (loss) per common share

Continuing Operations:

     Basic shares                                                       .042             0.045             0.018
                                                                 ===========       ===========       ===========
     Diluted shares                                                     .042             0.039             0.016
                                                                 ===========       ===========       ===========
Discontinued Operations:

     Basic shares                                                       .011            (0.037)           (0.033)
                                                                 ===========       ===========       ===========
     Diluted shares                                                     .011            (0.032)           (0.028)
                                                                 ===========       ===========       ===========

Weighted shares outstanding:

     Basic shares                                                 32,338,061        25,592,811        24,888,046

     Warrants                                                              -         4,451,186         4,404,523
                                                                 -----------       -----------       -----------
     Diluted shares                                               32,338,061        30,043,997        29,292,569
                                                                 ===========       ===========       ===========

                 See accompanying notes to financial statements.




                    DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,


CASH FLOWS FROM OPERATING ACTIVITIES                                          2000              1999           1998
                                                                              ----              ----           ----

Net Income (loss)                                                          $ 1,633,709       $ 160,474      $(376,381)

Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                               210,801         464,191        620,302
   Stock issued in settlement of a lawsuit                                          --         190,000             --
   Stock issued for services                                                    32,600          65,156        372,000
Changes in assets and liabilities (Increase) Decrease in:
   Accounts receivable                                                         492,385         645,422       (800,606)
   Marketable securities                                                            --         427,242      1,601,698
   Inventories                                                              (2,360,317)     (4,596,204)    (2,333,174)
   Prepaid expenses and other current assets                                    56,871        (635,193)      (977,712)
   Deferred taxes                                                                   --        (100,000)       (22,118)
   Deposits and other assets                                                   138,645         (12,667)      (101,787)
 Increase (decrease) in:
   Accounts payable                                                         (1,720,229)        401,879       (566,507)
   Accrued expenses and other current liabilities                            2,776,564       1,403,207        841,270
   State income taxes payable                                                       --          10,395         22,286
                                                                           -----------      ----------     ----------
Net cash provided (used) by operating activities                             1,261,029      (1,576,098)    (1,720,729)
                                                                           -----------      ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Payments for purchase of assets of subsidiary, net of cash acquired       3,933,980              --     (4,924,073)
   Payments made for property and equipment                                   (312,581)       (331,778)      (780,347)
                                                                           -----------      ----------     ----------
Net Cash provided (used) by investing activities                             3,621,399        (331,778)    (5,704,420)
                                                                           -----------      ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds (repayments) of note payable- bank                              (5,000,000)        825,000      2,325,000
   Proceeds from shareholder note                                                   --              --      7,100,000
   Principal payments on long-term debt                                       (257,095)        (53,568)       (41,417)
   Foreign Currency Translation                                                (58,022)        (18,505)        (6,206)
   Purchase of treasury stock                                                  (31,026)       (240,245)    (2,770,002)
   Stock warrant exercised                                                          --          62,500         66,000
Net proceeds from sale of common stock                                         691,125       1,127,000             --
                                                                           -----------      ----------     ----------
Net cash provided by financing activities                                   (4,655,018)      1,702,182      6,673,375

NET DECREASE IN CASH AND EQUIVALENTS                                           227,409        (205,694)      (751,774)
CASH AND CASH EQUIVALENTS - BEGINNING                                          473,441         519,117        882,884
                                                                           -----------      ---------      ----------
CASH AND CASH EQUIVALENTS - END                                              $ 700,850       $ 313,423       $131,110
                                                                           ===========      ==========     ==========

Supplemental cash flow information Cash paid for:
Interest                                                                       $88,272        $154,557       $174,350
Taxes                                                                          $26,206         $57,468       $ 27,134

                 See accompanying notes to financial statements.



                              DHB CAPITAL GROUP INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE SIX MONTHS ENDED JUNE 30, 2000, 1999 AND 1998

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

      The consolidated financial statements of DHB Capital Group, Inc. and Subsidiaries(the "Company") are unaudited and reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The consolidated Company includes the following entities: DHB Capital Group Inc., Lanxide Armor Products Inc., Lanxide Electronic Components Inc., NDL Products Inc., Orthopedic Products Inc., Point Blank Body Armor Inc. and Protective Apparel Corporation of America.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000, COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999.

         Consolidated net sales increased 93% to $16,128,373 for the three months ended June 30, 2000 as compared to $8,347,387 for the three months ended June 30, 1999 as a result of increased sales volumes in all of the operating companies. Operating income rose to $1,797,202 for the second quarter of 2000 versus $1,074,403 for the second quarter of 1999. Net income was approximately $1,011,000 for the three months ended June 30, 2000 as compared to approximately $129,000 for the three months ended June 30, 1999.

THREE MONTHS ENDED JUNE 30, 1999, COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1998

         Consolidated net sales were approximately $8,347,387 and $8,045,467 for the three months ended June 30, 1999and 1998, respectively. Gross profit for the three months ended June 30, 1999 increased approximately $598,000 to $3,680,136 over the gross profit for the three months ended June 30, 1998. This is a result of improved operating efficiencies and tighter production controls. Operating income increased 60% to $670,855 for the three months ended June 30, 1999 as compared to operating income of $1,074,463 for the three months ended June 30, 1998.

SIX MONTHS ENDED JUNE 30, 2000, COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999.

         For the six months ending June 30, 2000 operating income rose approxi-mately $1,086,000 to $2,891,000 from $1,805,000 for the comparable period in the prior year. Net income was approximately $1,634,000 for the six months ended June 30, 000 as compared to $160,000 for the six months ended June 30, 1999. On March 10, 2000 the Company sold its Electronics Division. For the period ended June 30, 2000, the company showed a gain from discontinued operations of $340,572 as compared to a loss of $946,468 for the six months ended June 30, 1999.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary capital requirements over the next twelve months are to assist PACA, Point Blank, NDL, and Point Blank International in financing their working capital requirements. Working capital is needed to finance the receivables, manufacturing process and inventory. Working capital at June 30, 2000 was approximately $4.17 million as compared to $19.7 million and $13 million at June 30, 1999 and 1998, respectively. The current ratio at June 30, 2000 improved to 1.31 as of June 30, 2000 as compared to $1.24 as of March 31, 2000 and $1.11 as of December 31, 1999. The Company's cash flow statement showed net cash provided by operating activities for the six months ended June 30, 2000 of $1,261,029 as compared to cash used by operating activities of and ($1,576,098) for the periods ended June 30, 1999.

Cash, cash equivalents, and marketable securities totaled $700,850 at June 30, 2000 as compared to $313,423 at June 30, 1999. As of December 31, 1999, the Company had a line of credit with the Bank of New York for $5,000,000 and all of the Company's assets secured the line. On March 10, 2000 the Company repaid the entire line of credit using the proceeds from the sale of the Electronics Group.

EFFECT OF INFLATION AND CHANGING PRICES.

The Company did not experience significant increases in raw material prices during the six months ended June 30, 2000, 1999 and 1998. The Company believes it will be able to increase prices on their products to meet future price increases in raw materials, should they occur.



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

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On July 21, 2000 the Company held its annual meeting of Security Holders. David Brooks was elected Chairman of the Board, Morton Cohen, Dawn Schlegel and Jerome Krantz were elected to the board. The board elected Mr. David Brooks to be the Chief Executive Officer of the Company. Also voted on at the meeting was to continue the use of Paritz and Company P.A. as the Company's independent auditors.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.


Dated: August 9, 2000                  DHB CAPITAL GROUP INC.


                                       By: /s/ DAVID H. BROOKS
                                           -------------------
                                               David H. Brooks
                                               Chairman of the Board,
                                               and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the Registrant and in capacities and at the dates indicated:


       Signature                               Capacity                 Date
       ---------                               --------                 ----



By: /s/ DAVID H. BROOKS             Chairman of the Board         August 9, 2000
    -------------------
        David H. Brooks



By: /s/ DAWN SCHLEGEL               Chief Financial Officer       August 9, 2000
    -----------------
        Dawn Schlegel