Form 10-Q
period 2000-09-30
DHB CAPITAL GROUP INC /DE/
filed 2000-11-14
CIK 899166

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



                              FOR THE QUARTER ENDED
September 30, 2000                                   Commission File No. 0-22429



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


                                Yes [ X ] No [ ]


As of November 2, 2000, there were 32,068,917 shares of Common Stock, $.001 par value outstanding.

===============================================================================

                                    CONTENTS


                                                                            Page
                                                                            ----
PART I Financial Information
       ---------------------

Item 1.  Financial Statements

Consolidated Balance Sheet as of September 30, 2000
  and December 31, 1999                                                       2

Unaudited Consolidated Statements of Income and
  Accumulated Deficit For The Three Months Ended
  September 30, 2000, 1999 and 1998                                           3

Unaudited Consolidated Statements of Operations
  and Accumulated Deficit For The Nine Months Ended
  September 30, 2000, 1999 and 1998                                           4

Unaudited Consolidated Statements of Cash Flows For
  The Nine Months Ended September 30, 2000, 1999 and 1998                     5

Unaudited Notes to Consolidated Financial Statements                          6

Item 2. Management's Discussion and Analysis of Results
of Operations and Financial Condition                                       6-8

PART II Other Information                                                     8
        -----------------

Signatures                                                                    9



                                       DHB CAPITAL GROUP INC. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS


                                                                  Unaudited
                                                                 September 30,       December 31,
                                                                     2000                1999
                                                                 -------------       ------------

                          ASSETS
                          ------

  CURRENT ASSETS
  Cash and cash equivalents                                       $    835,195        $   473,441
  Marketable securities                                                638,808                 --
  Accounts receivable, less allowance for doubtful
  Accounts of $772,171 and $757,741                                  7,697,705          5,208,365
  Inventories                                                       11,918,286          9,045,853
  Net assets held for sale                                                   -          3,928,980
  Prepaid expenses and other current assets                          1,061,066            596,441
                                                                  ------------        -----------
  Total Current Assets                                              22,151,060         19,253,080
                                                                  ------------        -----------

  PROPERTY AND EQUIPMENT, net                                        1,938,720          2,252,693
                                                                  ------------        -----------

  OTHER ASSETS
  Intangible assets, net                                                 5,917             14,353
  Investments in non-marketable securities                           1,000,000          1,000,000
  Deferred tax assets                                                  429,300            444,000
  Deposits and other assets                                            288,956            335,371
                                                                  ------------        -----------
  Total Other Assets                                                 1,724,173          1,793,724
                                                                  ------------        -----------

  TOTAL ASSETS                                                    $ 25,813,953        $23,299,497
                                                                  ============        ===========

                             LIABILITIES AND STOCKHOLDERS' DEFICIENCY

  CURRENT LIABILITIES
  Notes payable-bank                                              $          -        $ 5,000,000
  Accounts payable                                                   9,658,732          9,495,663
  Accrued expenses and other current liabilities                     6,118,482          2,557,290
  Current maturities of long term debt                                  85,634            152,815
                                                                  ------------        -----------
  Total Current Liabilities                                         15,862,848         17,205,768
                                                                  ------------        -----------

  LONG TERM LIABILITIES
  Long term debt, net of current maturities                             86,161            233,582
  Note Payable - stockholder                                        16,046,469         16,046,469
                                                                  ------------        -----------
  Total Long Term Debt                                              16,132,630         16,280,051
                                                                  ------------        -----------

  Total Liabilities                                                 31,995,478         33,485,819

  COMMITMENTS AND CONTINGENCIES

  STOCKHOLDERS' DEFICIENCY
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 32,168,615 and outstanding                              32,169             32,332
  Additional paid in capital                                        25,455,486         25,691,774
  Subscription receivable                                                    -           (700,025)
  Foreign currency translation adjustment                             (90,810)             12,408
  Accumulated deficit                                             (31,578,370)        (35,222,811)
                                                                  ------------        -----------
  STOCKHOLDERS' DEFICIENCY                                         (6,181,525)        (10,186,322)
                                                                  ------------        -----------
  TOTAL LIABILITIES AND STOCKHOLDERS'
    DEFICIENCY                                                    $ 25,813,953        $23,299,497
                                                                  ============        ===========

                                            See accompanying notes to financial statements.




                                               DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
                                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                                               FOR THE THREE MONTHS ENDED SEPTEMBER 30,


                                                                    2000              1999              1998
                                                                    ----              ----              ----

Net sales                                                      $  18,591,351      $ 11,993,788      $  7,585,125

Cost of sales                                                     13,033,727         7,552,182         3,816,378
                                                               -------------      ------------      ------------

Gross Profit                                                       5,557,624         4,441,606         3,768,747

Selling, general and administrative expenses                       3,062,033         3,023,836         2,872,816
                                                               -------------      ------------      ------------

Income before other income (expense)                               2,495,591         1,417,770           895,931
                                                               -------------      ------------      ------------

Other Expenses                                                      (391,451)         (478,194)         (367,480)
                                                               -------------      ------------      ------------

Income from Continuing Operations                                  2,104,140           939,576           528,451

Discontinued operations
  Loss from discontinued operations                                        -          (619,765)         (265,157)
                                                               -------------      ------------      ------------

Income before income taxes                                         2,104,140           319,811           263,294

Income taxes                                                          93,408            10,523             7,469
                                                               -------------      ------------      ------------


Net income                                                         2,010,732           309,288           255,825

Accumulated Deficit Beginning                                    (33,589,102)       (2,940,424)       (3,607,081)
                                                               -------------      ------------      ------------

Accumulated Deficit Ending                                     $ (31,578,370)     $ (2,631,136)      $(3,351,256)
                                                               =============      ============      ============

Earnings per common share
Continuing Operations
     Basic shares                                                       .065             0.036             0.021
                                                               =============      ============      ============
     Diluted shares                                                     .064             0.031             0.018
                                                               =============      ============      ============
Discontinued Operations
     Basic shares                                                       -  -            (0.024)           (0.017)
                                                               =============      ============      ============
     Diluted shares                                                     -  -            (0.020)           (0.009)
                                                               =============      ============      ============

Weighted shares outstanding
Basic shares                                                      32,237,463        26,013,541        24,832,394
Warrants                                                             513,960         4,306,390         4,673,200
                                                               -------------      ------------      ------------
Diluted shares                                                    32,751,423        30,319,931        29,505,594
                                                               =============      ============      ============

                                            See accompanying  notes to financial statements.




                                               DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
                                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                                FOR THE NINE MONTHS ENDED SEPTEMBER 30,


                                                                  2000              1999              1998
                                                                  ----              ----              ----

Net sales                                                       $ 48,295,372       $27,711,307       $24,231,273

Cost of sales                                                     34,144,439        16,917,253        14,639,228
                                                                ------------       -----------       -----------

Gross Profit                                                      14,150,933        10,794,054         9,592,045

Selling, general and administrative expenses                       8,763,522         7,571,027         8,002,729
                                                                ------------       -----------       -----------

Income before other income (expense)                               5,387,411         3,223,027         1,589,316
                                                                ------------       -----------       -----------

Other Expenses                                                    (1,939,483)       (1,124,132)         (600,656)
                                                                ------------       -----------       -----------

Income from Continuing Operations                                  3,447,928         2,098,895           988,660

Discontinued operations
  Loss from discontinued operations                                 (517,288)       (1,566,233)        1,090,263)

Gain on disposal of discontinued operations                          857,860                 -                 -
                                                                ------------       -----------       -----------
Total income (loss) from discontinued operations                     340,572        (1,566,233)       (1,090,263)

Income (loss) before income taxes                                  3,788,500           532,662          (101,603)

Income taxes                                                         144,059            62,900            18,953
                                                                ------------       -----------       -----------

Net income (loss)                                                  3,644,441           469,762          (120,556)

Accumulated Deficit Beginning                                    (35,222,811)       (3,100,898)       (3,230,700)
                                                                ------------       -----------       -----------

Accumulated Deficit Ending                                      $(31,578,370)      $(2,631,136)      $(3,351,256)
                                                                ============       ===========       ===========

Earnings (loss) per common share
Continuing Operations:
     Basic shares                                                       .042             0.045             0.040
                                                                ============       ===========       ===========
     Diluted shares                                                     .042             0.039             0.034
                                                                ============       ===========       ===========
Discontinued Operations:
     Basic shares                                                       .011           (0.037)            (0.044)
                                                                ============       ===========       ===========
     Diluted shares                                                     .011           (0.032)            (0.037)
                                                                ============       ===========       ===========

Weighted shares outstanding
Basic shares                                                      32,313,478        25,829,387        24,869,291
Warrants                                                             135,870         4,306,390         4,543,219
                                                                ------------       -----------       -----------
Diluted shares                                                    32,449,348        30,135,777        29,412,510
                                                                ============       ===========       ===========

                                            See accompanying  notes to financial statements.




                                      DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
                                   UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       FOR THE NINE MONTHS ENDED SEPTEMBER 30,


CASH FLOWS FROM OPERATING ACTIVITIES                                          2000              1999            1998
                                                                              ----              ----            ----

Net Income (loss)                                                         $   3,644,441      $  469,762     $  (120,556)

Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                               322,891         704,859         894,763
    Stock issued in settlement of a lawsuit                                      23,000         190,000              --
    Stock issued for services                                                    35,850          65,156         372,000
Changes in assets and liabilities
  (Increase) Decrease in:
    Accounts receivable                                                      (2,489,340)       (677,797)     (1,570,385)
    Marketable securities                                                      (638,808)        427,242       1,601,720
    Inventories                                                              (2,872,433)     (5,612,993)     (4,880,520)
    Prepaid expenses and other current assets                                  (464,625)        306,357        (905,230)
    Deferred taxes                                                               14,700        (115,000)        (22,118)
    Deposits and other assets                                                    46,415         (22,751)        (97,945)
 Increase (decrease) in:
    Accounts payable                                                            163,069       1,755,887        (522,228)
    Accrued expenses and other current liabilities                            3,561,193       1,876,867       1,394,597
                                                                          -------------      ----------     -----------
Net cash provided (used) by operating activities                              1,346,353        (632,411)     (3,855,902)
                                                                          -------------      ----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Payments for purchase of assets of subsidiary, net of cash acquired       3,933,980              --      (4,924,075)
    Sale of property and equipment                                              422,241              --              --
    Payments made for property and equipment                                   (427,723)       (923,913)       (929,755)
                                                                          -------------      ----------     -----------
Net Cash provided (used) by investing activities                              3,928,498        (923,913)     (5,853,830)
                                                                          -------------      ----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds (repayments) of note payable- bank                              (5,000,000)        825,000       2,325,000
    Proceeds from shareholder note                                                   --              --       9,050,900
    Principal payments on long-term debt                                       (214,602)       (101,712)        (74,391)
    Foreign Currency Translation                                               (103,218)          2,724          18,892
    Purchase of treasury stock                                                 (286,402)       (240,245)     (2,770,002)
    Stock warrant exercised                                                          --         361,720          66,000
Net proceeds from sale of common stock                                          691,125         848,530         240,000
                                                                          -------------      ----------     -----------
Net cash (used) provided by financing activities                             (4,913,097)      1,696,017       8,856,399

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                 361,754         139,693        (853,333)
CASH AND CASH EQUIVALENTS - BEGINNING                                           473,441         519,117         882,884
                                                                          -------------      ----------     -----------
CASH AND CASH EQUIVALENTS - END                                           $     835,195      $  658,810     $    29,551
                                                                          =============      ==========     ===========

Supplemental cash flow information
  Cash paid for:
    Interest                                                              $      99,948      $  211,611     $   251,611
    Taxes                                                                 $      29,131      $   63,933     $    78,877

                                            See accompanying  notes to financial statements.


                              DHB CAPITAL GROUP INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000, 1999 AND 1998


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

      The consolidated financial statements of DHB Capital Group, Inc. and Subsidiaries (the "Company") are unaudited and reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The consolidated Company includes the following entities: DHB Capital Group Inc., Lanxide Armor Products Inc., Lanxide Electronic Components Inc., NDL Products Inc., Orthopedic Products Inc., Point Blank Body Armor Inc. Protective Apparel Corporation of America, and Point Blank International S.A.


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report may contain certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this document, the words "anticipate," "believe," "estimate", "expect", "going forward", and the similar expressions, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999.

         For the third consecutive quarter, the Company's consolidated net sales increased over 55% as compared to the prior year same quarter. For the three months ended September 30, 2000 consolidated net sales were $18,591,351 as compared to $11,993,788 for the three months ended September 30, 1999 as a result of increased sales volumes in all of the operating companies. Income From Continuing Operations income more than doubled to $2,104,140 for the third quarter of 2000 versus $939,576 for the third quarter of 1999. Net income was approximately $2,011,000 for the three months ended September 30, 2000 as compared to approximately $309,000 for the three months ended September 30, 1999. On July 26, 2000 the

Company sold a building in Old Westbury for a gain of approximately $236,000, which is shown as a component of other income on the statements of operations.

THREE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

         Consolidated net sales were approximately $11,994,000 and $7,585,000 for the three months ended September 30, 1999 and 1998, respectively. Income From Continuing Operations increased 77% to $939,576 for the three months ended September 30, 1999 as compared to operating income of $528,451 for the three months ended September 30, 1998. Net income was approximately $309,000 for the three months ended September 30, 1999 as compared to approximately $256,000 for the three months ended September 30, 1998.

NINE MONTHS ENDED SEPTEMBER 30, 2000, COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999.

         Sales increased 75% to $48,295,372 for the nine months ended September 30, 2000 as compared to $27,711,307 for the nine months ended September 30, 1999. Income From Continuing Operations rose approximately $1,086,000 to $3,785,500 for the nine months ended September 30, 2000 from $2,098,900 for the comparable period in the prior year. Net income was approximately $3,644,000 for the nine months ended September 30, 2000 as compared to $470,000 for the nine months ended September 30, 1999.

         On March 10, 2000 the Company sold its Electronics Division. For the period ended June 30, 2000, the company showed a gain from discontinued operations of $340,572 as compared to a loss of $946,468 for the six months ended June 30, 1999. On July 26, 2000 the Company sold a building in Old Westbury for a gain of approximately $236,000, which is shown as a component of other income on the statements of operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary capital requirements over the next twelve months are to assist PACA, Point Blank, NDL, and Point Blank International in financing their working capital requirements. Working capital is needed to finance the receivables, manufacturing process and inventory. Working capital at September 30, 2000 was approximately $6.29 million as compared to $4.17 million at June 30, 2000 $3.18 million at March 31, 2000 and $2 million at December 31, 1999. The current ratio at September 30, 2000 improved to 1.40 as of September 30, 2000 as compared to 1.31 as of June 30, 2000, 1.24 at March 31, 2000 and $1.11
as of December 31, 1999. The Company's cash flow statement showed net cash provided by operating activities for the nine months ended September 30, 2000 of $1.35 million as compared to cash used by operating activities of approximately ($632,000) for the nine months ended September 30, 1999.

Cash, cash equivalents, and marketable securities totaled $1,474,000 at September 30, 2000 as compared to $760,896 at September 30, 1999. As of December 31, 1999, the Company had a fully utilized line of credit with the Bank of New York for $5,000,000 and all of the Company's assets secured the line. On March 10, 2000 the Company repaid the entire line of credit using the proceeds from the sale of the Electronics Group. During 2000 the Company has repurchased and retired 322,598 shares of its common stock in the open market for a total cost of approximately $487,000 in accordance with a preannounced stock repurchase plan.

EFFECT OF INFLATION AND CHANGING PRICES.

The Company did not experience significant increases in raw material prices during the nine months ended September 30, 2000, 1999 and 1998. The Company believes it will be able to increase prices on their products to meet future price increases in raw materials, should they occur.


PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY  HOLDERS.

On July 21, 2000 the Company held its annual meeting of Security Holders. David Brooks , Morton Cohen, Dawn Schlegel and Jerome Krantz were elected to the board. The board elected Mr. David Brooks to be the Chief Executive Officer of the Company and the Chairman of the Board. The shareholders also ratified the continued use of Paritz and Company P.A. as the Company's independent auditors.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

Dated November 3, 2000                         DHB CAPITAL GROUP INC.


                                              /s/ DAVID H. BROOKS
                                              ----------------------------------
                                                  David H. Brooks
                                                  Chairman of the Board,
                                                  Director, and Chief
                                                  Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the Registrant and in capacities and at the dates indicated:


     Signature                      Capacity                        Date
     ---------                      --------                        ----



/s/ DAVID H. BROOKS           Chairman of the Board           November 3, 2000
-------------------
    David H. Brooks



/s/ DAWN SCHLEGEL             Chief Financial Officer         November 3, 2000
-----------------
    Dawn Schlegel