Form 10-K
period 2000-12-31
DHB CAPITAL GROUP INC /DE/
filed 2001-03-30
CIK 899166

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the transition period from_______ to________
                           Commission File No. 0-22429


                             DHB CAPITAL GROUP INC.
                         (Name of issuer in its charter)


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


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]


Aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock sold, or the average bid and asked price of such stock, as of March 16 2001: $49,058,765.

Number of shares outstanding of the issuer's common equity, as of March 16, 2001
      (Exclusive of securities convertible into common equity): 31,491,914

DOCUMENTS INCORPORATED BY REFERENCE:   None

ITEM 1.  BUSINESS

GENERAL
-------

         DHB Capital Group Inc. (the "Company") is a holding company that has two divisions: DHB Armor Group and DHB Sports Group. DHB Armor Group consists of Protective Apparel Corporation of America ("PACA"), Point Blank Body Armor Inc. ("Point Blank"), and Point Blank International S.A. ("PB Int'l"). DHB Sports Group consists of NDL Products Inc. ("NDL"). DHB Armor Group develops, manufactures, and distributes bullet and projectile resistant garments, bullet resistant and fragmentation vests, bomb projectile blankets, and related ballistic accessories. DHB Sports Group manufactures and distributes protective athletic apparel and equipment, such as elbow, breast, hip, groin, knee, shin and ankle supports and braces, as well as, a line of therapy products.

         DHB Capital Group Inc. was originally incorporated as a New York Corporation in 1992 by Mr. David H. Brooks, the Company's Chairman. In 1995, the Company was re-incorporated in Delaware. Under the terms of the re-incorporation, the Delaware Corporation succeeded to all rights, interests, assets and liabilities of the New York Corporation. Holders of certificates evidencing the New York Corporation automatically became holders of a like number of securities of the Delaware Corporation.

RECENT DEVELOPMENTS

         BUYBACK OF COMMON STOCK. In December 2000, the Board of Directors of the Company announced its authorization for the Company to purchase up to one million additional shares of its common stock on the open market, from time to time, at its discretion. The Board of Directors had previously authorized the repurchase of two million shares of its common stock. To date, the Company has repurchased and retired 2,304,605 shares at a cost of $7,061,353.

DHB ARMOR GROUP ("THE ARMOR GROUP")

         PRODUCTS. Point Blank, PACA, and PB Int'l comprise the Armor Group and they manufacture two basic types of body armor: concealable armor, which is designed to be worn beneath the user's clothing, and tactical armor, which is worn externally and is designed to protect against more serious ballistic threats.

         Both the concealable and tactical vests are manufactured using multiple layers and/or a combination of KevlarTM, TwaronTM, Gold FlexTM, SpectrashieldTM, SpectraFlexTM, ZylonTM, and other ballistic fabrics, covered and fully enclosed in an outer carrier. Although some products of Point Blank and PACA are competitive with each other, Point Blank and PACA products are distinguishable by brand recognition, brand loyalty and the two entities utilize different distribution channels.

         Concealable vests are contoured to closely fit the user's body shape. Vests are manufactured in standard male and female sizes and may also be
custom-made.   Vests  are
fastened using VelcroTM type elastic strapping. Concealable vests may be supplemented for additional protection and supplied with an additional armor plate, which consists of either metal or certain composite materials to withstand greater threat levels than the vest is otherwise designed to protect against.

         During 2000, the NIJ (National Institute of Justice) introduced a new NIJ STD 0101.04. This was the first update of the standard for certifying performance of vests since 1987. Shortly after the introduction of the new standard, the Armor Group introduced more than 12 new ballistic products including a new vest line that meets the requirements of the new standard. The new line is the LEGACY LINE featuring the NIJ level II-a "LEGACY PREMIERE". This new vest is less than .10 inches thick with an aerial density of .47 lbs per square foot. All levels of protection in the "LEGACY" line are the lightest and thinnest ever certified to the NIJ Standard. The HP WHITE wearability rating was the highest rating ever for concealable body armor. In addition, the introduction of the LEGACY line provides law enforcement officers with the highest level of ballistic protection in all NIJ threat levels available in the body armor industry today. The Armor Group has also upgraded its Beast, Fusion and Hi-lite Pro Plus lines to meet the new NIJ Standard .04 requirements, as well as the requirements of the original NIJ .03 Standard. In addition the Armor Group re-engineered the private label Galls' line to NIJ .04 Standard requirements. Galls is a premier law enforcement catalog and the Armor Group produces low cost, high performance, private label body armor as an exclusive product for Galls. The Armor Group also launched the "Z3" (100% Zylon) Ballistic series of vests in late 2000, with full rollout in 2001. This series features a soft, comfortable Level II vest at .68psf, making it one of the highest performing, lightest weight, and technologically advanced designs on the market today.

         DHB Armor's Corrections Division introduced in 2000 the BLOCK 10 series. This series is certified to NIJ Standard 0115.00, a new certification initiative from NIJ. The Corrections Division also certified to NIJ Stab level 1-3 standards, the "LEGACY PREMIERE." This vest had already been certified to stab level III and ballistic level II requirements. In total, the Armor Group certified eleven new stab / ballistic resistant panels that are used independently or in tandem to provide previously unavailable soft armor protection against both stab and ballistics. The Armor Group also has certified three new products to the New California Stab Standard. The Company has seen growth in sales of its TAC Pants, a product developed to provide the corrections professional with the ultimate in lower torso stab / slash protection. DHB Armor Group's full line of correctional vests for anti-stab protection is derived from extensive research and the realization that corrections officers have specific needs unique to law enforcement. The Armor Group's Correction's Division provides complete solutions for unique requirements including, for example, combining the Hit-ManTM Training Suit with the Thrust-GuardTM Anti Stab technology to be utilized together as a cell extraction suit.

         The Armor Groups "Interceptor" contract with the U.S. Department of Defense is an important and growing Company program. The Interceptor Outer Tactical Vest has been in use by the US Marines for several years; recently the US Army accepted the design and began purchasing Interceptor for its Troops increasing the estimated contract value to at least $350 million. The Interceptor System increases the level of fragmentation and ballistic protection while dramatically reducing the overall weight of the vest. Orders received to date for the Interceptor now total more than $100 million. The Armor Group plans to triple manufacturing capacity for the units delivered by the fourth quarter of 2001. The Interceptor program is designed as a continually upgradeable modular, soft body armor system. The Outer Tactical Vest consists of a base vest, collar assembly, throat protector and groin protector. The Armor Group's research and development team continuously seeks ways to increase the performance, reduce the weight, and maximize the protective capabilities of the Interceptor vest.

         The  Armor  Group's   VectorTM   garment  system  and  Armor  IceTM
introduced in late 1999 have seen sales increase throughout 2000. The Armor Group has long recognized that the single most important factor in individuals not wearing body armor is excessive body heat buildup under the armor. Working in conjunction with Frisby Technology, the Armor Group developed this system to keep personnel cool while wearing armor. In mid-1999, the Armor Group negotiated the exclusive worldwide distribution rights to Frisby Technology's ComfortempTM for all body armor applications and is marketing it under the brand name Armor IceTM. Armor IceTM is the first active cooling system proven to work under armor utilizing a patented open-cell foam technology that incorporates micro-encapsulated phase change materials into the structure of the foam. This Armor Group's agreement with Frisby is effective through August 31, 2001.

          The Armor Group introduced the new Tactical "Spider" (Stealth Protection Intergradedly Designed Equipment Resource) at the 2000 IACP (International Association of Chiefs of Police) conference in San Diego. Tactical vests are designed to give all-around protection and more coverage around the neck, shoulders and kidneys than concealable vests. These vests contain pockets to incorporate small panels constructed from hard composite materials and high-alumina ceramic tiles, all of which provide additional protection against high power rifle fire. Tactical vests come in a variety of styles, including tactical assault vests, high-coverage armor, and flak jackets, each of which is manufactured to protect against varying degrees of ballistic threats.

         The Armor Group's other body-armor products include a tactical police jacket, military field jacket, executive vests, NATO-style vests, K-9 vests, fragmentation vests and attack vests. Blast and fragmentation armor is designed to specifications in U.S. government contracts to offer full torso protection against materials and velocities associated with the fragmentation of explosive devices such as grenades and artillery shells. In general, concealable vests sold to law enforcement agencies and distributors are designed to resist bullets from handguns. Blast and Fragmentation gear utilizes a variety of designs, materials and patterns slightly different from bullet-resistant vests. The Armor Group also manufactures a variety of accessories for use with its body armor products.

         POTENTIAL PRODUCT LIABILITY. The products manufactured or distributed by the Armor Group are used in situations, which could result in serious personal injuries or death, including injuries that may result from the failure of such products. The Armor Group maintains product liability insurance for PACA and Point Blank in the amount of $20,000,000 each per occurrence, and $20,000,000 in the aggregate, less a deductible of $100,000 for each company. PB Int'l maintains product liability insurance in the amount of $2,000,000 for each occurrence, with a $5,000 deductible. There is no assurance that these amounts would be sufficient to cover the payment of any potential claim. In addition, there is no assurance that this or any other insurance coverage will continue to be available or, if available, that PACA, Point Blank and PB Int'l would be able to obtain such insurance at a reasonable cost. Any substantial uninsured loss would have to be paid out of the Armor Group's assets, as applicable, and may have a material adverse effect on the Company's financial condition and results of operations on a consolidated basis. The inability to obtain product liability coverage may prohibit PACA, Point Blank, or PB Int'l, in the future from bidding for orders from certain governmental customers. Currently many governmental agencies require such insurance coverage, and any such inability to bid would have a material adverse effect on the Company's financial condition and results of operations on a consolidated basis.

         RAW  MATERIALS  AND   MANUFACTURING.   The  Armor  Group   manufactures
substantially all of their respective bullet, blast, fragmentation and projectile-resistant garments and other ballistic-protection devices. The primary raw material used by the Armor Group in a majority of its manufacturing of ballistic-resistant garments is KevlarTM, a patented product of E.I. Du Pont de Nemours & Co. SpectrashieldTM, GoldFlexTM, and SpectraFibreTM, which are patented products of Honeywell (formerly Allied Signal), are used in approximately one-quarter of all vests. Utilizing Honeywell's patented, non-woven SHIELD technology, GoldFlexTM is softer and thinner than traditional ballistic materials while offering the maximum in multi-hit and angled shot protective capabilities. In 2000, Point Blank became the largest consumer and manufacturer of ZylonTM based armor, which is utilized in many of the Company's vests. ZylonTM, together with TwaronTM, a product utilized in a small percentage of vests, are patented products of Barrday Inc. ZylonTM enables the Armor Group to supply a lighter, more flexible, higher performance body armor. The Armor Group purchases cloth woven from these materials from three independent weaving companies. The woven fabric is placed on tables, layered over patterns for a particular component of a garment (for example, the front or back of a vest), cut using computerized cutting machines and electric knives, and then are stitched together. The Armor Group utilizes several hundred patterns based upon size, shape and style (depending upon whether the garment is a bullet-, blast- or fragmentation-resistant garment). KevlarTM, GoldFlexTM, SpectrashieldTM, SpectraFibreTM, TwaronTM, and ZylonTM differ in their pliability, strength and cost, such that the materials are combined to suit a particular application. In the opinion of management, the Armor Group enjoys a good relationship with its suppliers. However, if supplies from DuPont, Honeywell, or Barrday, or its affiliate, Toyobo, of their patented products were, for any reason, disrupted, the Armor Group would be required to utilize other fabrics, and the specifications of some of the Armor Group's products would have to be modified. Until the Armor Group selected an alternative fabric and appropriate ballistic tests were performed, its operations would be severely curtailed and the Armor Group's financial condition and results of operations would be adversely affected.

         The Armor Group purchases other raw materials used in the manufacturing of their products from a variety of sources and believes additional sources of supply for these materials are readily available.

         RESEARCH AND DEVELOPMENT. DHB Armor Group's research and development team has combined 50 years of notable ballistic research and development
experience,   including  24  years
of experience in an NIJ certification environment. Many of its research and development personnel previously held positions of responsibility with H.P. White Laboratories. Allen Price who heads an eight-man department that is responsible for certification and new product development directs the research and development department. Each location/facility for DHB Armor Group has on-site ballistic laboratory test facilities or facility.

         CUSTOMERS. The Armor Group's products are sold domestically to United States law enforcement agencies and the military and internationally to governments and distributors. Sales to the United States armed forces directly or as a subcontractor accounted for 57%, 19%, and 5% of the Armor Group's revenues for the years ended December 31, 2000, 1999, 1998, respectively. Sales to domestic law enforcement agencies, security and intelligence agencies, police departments, federal and state correctional facilities, highway patrols and sheriffs' departments accounted for 7%, 29% and 22%, respectively, of the Armor Group's revenues in each of the years ended December 31, 2000, 1999 and 1998. With the exception of the U.S. Government, no other customer accounted for 10% or more of the Company's revenues in 2000 nor would the loss of any such other customer be expected to have a significant impact on the Company's business or financial results.

         Certain sales by the Armor Group to the armed services and other federal agencies are made pursuant to standard purchasing contracts between PACA or Point Blank and the General Services Administration of the Federal Government, commonly referred to as a "GSA Schedule". The Armor Group also responds to invitations by military branches and government agencies to bid for particular orders. GSA Schedule contracts accounted for approximately 12%, 19%, and 25%, respectively, of the Armor Group's sales for the year ended December 31, 2000, 1999 and 1998.

         PACA and Point Blank, as GSA Schedule Contract vendors, are obligated to make all sales pursuant to such contracts at its lowest unit price. Their current GSA Contracts expires July 31, 2001. However, they have applied for the renewal of their GSA Contracts.

         During the years ended December 31, 2000, 1999 and 1998, commercial sales (i.e., sales to non-governmental entities) were 23%, 26 %, and 44 % of the Armor Group's revenues.

         MARKETING AND DISTRIBUTION. The Armor Group employs eight customer support representatives and four regional sales managers. In addition, the Armor Group has twenty independent sales representatives who are paid solely on a commission basis. These personnel and distributors are responsible for marketing the Armor Group's products to law enforcement agencies in the United States. Sales are made primarily through the independent sales representatives. However, in areas in which there are no suitable distributors, the Armor Group will fill orders directly.

         GOVERNMENT AND INDUSTRY REGULATIONS AND STANDARDS. Bullet and blast resistant garments and accessories manufactured and sold by the Armor Group are not currently the subject of government regulations. However, law enforcement agencies and the military publish invitations for bidding which specify certain standards of performance the bidders' products must meet. The National Institute of Justice, under the auspices of the United States Department of Justice, has issued a revised voluntary ballistic standard (NIJ0101.04) for bullet-resistant vests in several categories. The Armor Group regularly submits its vests to independent laboratories for ballistic testing under this voluntary ballistic standard and all of its products have, at the time of manufacture, met or exceeded such standards in their respective categories. The NIJ has also established various standards of performance against stab attacks. Where applicable, the Company products have been submitted for testing to determine compliance with these standards and have been found to meet such standards.

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

         COMPETITION. The ballistic-resistant garment business is highly competitive and there are a significant number of United States manufacturers are estimated to be less than twenty. Management is not aware of published reports concerning the market, and most companies are privately held. Nevertheless, the Company believes that is Armor Group is the largest manufacturer of ballistic-resistant garments in the United States. In the future, the Company may face other and unknown competitors, some of whom may have substantially greater financial, marketing and other resources than those possessed by the Company.

         The Armor Group believes that the principal elements of competition in the sale of ballistic-resistant garments are its innovative design, price and quality. In dealings with law enforcement agencies and the military, PACA, Point Blank, and PB Int'l bid for orders in response to invitations for bidding which set forth specifications for product performance. The Company believes that the Armor Group enjoys a favorable reputation in the industry with over twenty years of supplying federal, state and municipal governments and agencies.

         THE ARMOR GROUP'S BACKLOG. As of December 31, 2000, the Armor Group had a backlog of approximately $42 million, as compared to approximately $32.7 million as of December 31, 1999. The Armor Group has several large orders, subsequent to the year-end, which increased its backlog by over $23 million bringing it to $65 million as of March 16, 2001. Backlog at any one date is not a reliable indicator of future sales.

         In addition to its backlog, from time to time the Armor Group receives contract awards for municipal orders that may be extended over a period of time. The actual dollar amount of products to be delivered pursuant to these and similar contracts cannot be accurately predicted and is generally excluded from reported backlog.

         EMPLOYEES. As of March 1, 2000, the Armor Group's employed four hundred twenty-nine full time employees. There were two officers of the Armor Group, 20 persons employed in supervisory capacities, 386 employed for manufacturing, shipping and warehousing, 4 technical/research development personnel and 17 office personnel. In the opinion of management, the Armor Group maintains a good relationship with its employees.

DHB SPORTS GROUP

         The Sports Group is a collection of brands that service specific segments of the sporting goods and health care markets with its sports medicine, protective gear, health supports and magnetic therapy products. The Sports Group also offers private label or house brand programs to major retailers and large wholesalers along with specific OEM programs to outside brands that service the same markets.

         Currently, the Sports Group manufactures and markets products under the brands NDLTM, GRIDTM, MagneSystemsTM, FLEX-AIDTM, and Doctor Bone SaversTM. The Sports Group markets its product to a variety of distribution points with an emphasis on major retailers. Mass merchandisers, chain drug stores, food chains, independent sporting goods and pharmacy retailers, catalog, wholesale and e-commerce offer the various brands to the consumer. The Sports Group account list includes retail and wholesale establishments such as Wal-Mart, Target, Meijer and Phar Mor. Two customers, Walmart and Target, accounted for 54 % and 51% of the Sports Group revenue for the year ended December 31, 2000 and 1999, respectively.

         The Sports Group has negotiated private label programs with three of the largest wholesalers to the retail trade: Amerisource, Cardinal Health and CDMA. These wholesalers have begun servicing their 10,000 store networks with their Family PharmacyTM, LeaderTM and Quality Choice BrandsTM of health support products.

         In 1998, the Company signed an exclusive (except for certain rights in the field of products for horses) licensing agreement, to manufacture and sell magnetic products covered by certain U.S. and Canadian patents owned by MagneSystems.

         In addition, the Sports Group added valuable distribution during 2000 in the area of magnetic therapy by securing a national sales organization focusing on the distribution of natural products to specialty care and natural products retailers.

         The Sports Group is a member of NACDS (National Association of Chain Drug Stores), PLMA (Private Label Manufacturers Association), and SGMA (Sporting Goods Manufacturers Association).

         DHB SPORTS GROUP'S POTENTIAL PRODUCT LIABILITY. Some of the products manufactured or distributed by the Sports Group are used in situations where serious personal injuries could occur, including injuries resulting from the failure of the Sports Group's products. The Sports Group maintains product liability insurance in the amount of $20,000,000 per occurrence and $20,000,000 in the aggregate, including legal fees, subject to a $100,000 deductible. There can be no assurance that these amounts would be sufficient to cover payment of potential claims, and there can be no assurance that this or any other insurance coverage would continue to be available, or if available, that the Sports Group would be able to obtain such insurance at reasonable cost. Any substantial uninsured loss would have to be paid out of the Sports Group's assets and could have a material adverse effect on the Company's financial condition and results of operations.

         EMPLOYEES. As of March 1, 2001, there were two officers of the Sports Group, 4 persons employed in supervisory capacities, 40 employed in manufacturing, shipping and warehousing, 3 in sales and customer service and 8 were office personnel. All of the Sports Group's employees are employed full time. In the opinion of management, the Sports Group's relationship with its employees is good. The Sports Group also have more than 50 independent sales representatives who together the sales executives are responsible for sales throughout the Untied States, Western Europe, Asia, the Middle East and Latin America. The Sports Group has in-house sales support and state of the art EDI order and invoicing capabilities.


DISCONTINUED OPERATIONS

        In 1998, DHB sought to expand its product offerings addressing the segment markets in which the Company participates through the acquisition of two privately held domestic companies and one Japanese company. One of the entities, Lanxide Armor Products Inc. ("LAP") manufactured "hard armor" products for personal body armor as well as for use in ground vehicles and aircraft. The other two entities, Lanxide Electronic Components Inc. ("LEC") and the Japanese subsidiary, DHB KK, together with LEC, the "Electronics Group" manufactured electronic component products used for thermal management, packaging and the structural components for the electronics industry. In 1999, the Company made the strategic decision to focus on its core businesses: soft body armor and sports protective gear and related products. LAP and the Electronics Group had very high research and development costs as well as engineering costs. The Company has elected to focus the majority of its research and development funds on the design, development and production of technologically advanced soft body armor for the U.S. Military and law enforcement communities. The LAP facility was closed in October 1999 and in March 2000, the Company sold the Electronics Group to DMC2 Electronic Components Corporation, an unrelated third party. The sales price was $4,375,000, less an outstanding loan of $141,217. The proceeds of the sale were used to pay off all of the Company's bank indebtedness. The Company realized a gain on the disposition of the Electronics Group of $857,860. The results of operations of the Electronics Group and LAP are presented as Discontinued Operations.

SEGMENT INFORMATION

As described in detail above,  the Company  operates in two principal  segments:
Ballistic-resistant equipment and Protective athletic/medical equipment. The Company disposed of the Electronics Group in March 2000, and closed its hard armor company, LAP in October 1999. These two divestitures are accounted for as discontinued operations. Financial information on the Company's business segments was as follows:



Net Sales                                           2000               1999               1998
---------                                           ----               ----               ----

Ballistic-resistant equipment                    $64,720,773        $30,358,537        $28,695,127
Electronic components/LAP                            401,299          8,441,393          8,398,107
Protective athletic & medical equipment            5,296,799          6,236,438          8,388,544
                                                 -----------        -----------        -----------
                                                  70,418,871         45,036,368         45,481,778
Less inter-segment sales                                  --         (2,381,099)        (3,647,353)
Less discontinued operations (3)                    (401,299)        (7,514,541)        (8,761,007)
                                                 -----------        -----------        -----------
Consolidated Net Sales                           $70,017,572        $35,140,728        $33,073,418
                                                 ===========        ===========        ===========

Income from Operations
----------------------
Ballistic-resistant equipment                    $10,591,126        $(9,629,504)       $ 2,485,395
Electronic components                               (517,288)        (1,835,137)          (782,908)
Protective athletic & medical equipment             (166,114)        (2,390,834)         1,207,743
Corporate and Other (1)                           (2,225,757)        (2,824,826)        (1,508,027)
                                                 -----------        ------------       -----------
     Sub-total                                     7,681,967        (16,680,301)         1,402,203
Income (Loss) from discontinued
operations (3)                                       517,288         (6,809,082)         1,451,216
                                                 -----------        ------------       -----------
Consolidated Operating Income                    $ 8,199,255        $(9,871,219)       $ 2,853,419
                                                 ===========        ============       ===========

Identifiable Assets (2)
-----------------------
Ballistic-resistant equipment                    $22,383,129        $14,283,739        $23,743,604
Electronic components                                     --          6,177,019          5,749,438
Protective athletic & medical equipment            3,517,194          3,335,253          8,844,627
                                                 -----------        -----------        -----------
                                                  25,900,323         23,796,011         38,337,669
Corporate and Other                                2,155,948            400,038          4,641,566
                                                 -----------        -----------        -----------
Consolidated Net Assets                           28,056,271         24,196,049         42,979,235
Discontinued operations (3)                                          (4,825,532)        (5,568,122)
Assets held for sale                                      --          3,928,980          3,952,697
                                                 -----------        -----------        -----------
Adjusted Net Assets                              $28,056,271        $23,299,497        $41,363,810
                                                 ===========        ===========        ===========

Foreign sales accounted for 2%, 17%, and 12%, of the total revenues for the years ended December 31, 2000, 1999 and 1998, respectively. Foreign identifiable assets accounted for 1%, 13%, and 5% of the total assets at December 31, 2000, 1999 and 1998, respectively.

(1)      Corporate and Other includes corporate general and administrative expenses.
(2)      Corporate assets are principally cash, marketable securities, and deferred charges.
(3)      Discontinued  operations included the Electronics Group sold on March 10, 2000, as well as the loss from the shutdown of the LAP plant in 1999.


ITEM 2.  PROPERTIES

         CORPORATE HEADQUARTERS. On January 1, 2000 the Company relocated its corporate headquarters to a 3,750 square foot leased office located at 555 Westbury Avenue, Carle Place, NY 11514. The property is leased for three-years. Previously, the corporate headquarters were located in a one-story building located at 11 Old Westbury Road, Old Westbury, New York. The old headquarters property was sold in July 2000.

         PACA. On March 12, 2001, DHB Armor Group entered into an agreement for a 60,060 square foot manufacturing facility with administrative offices in Caryville, Tennessee, to relocate its subsidiary, PACA. The five-year lease commences April 15, 2001, however, PACA was allowed to occupy the premises as of March 15, 2001.

         NDL/POINT BLANK FACILITY. Point Blank leases a 67,000 square foot office and manufacturing facility (the "Oakland Park Facility") located at 4031 N.E. 12th Terrace, Oakland Park, Florida 33334, from V.A.E. Enterprises ("V.A.E."), a partnership controlled by Mrs. Terry Brooks, wife of Mr. David H. Brooks, and beneficially owned by Mr. and Mrs. Brooks' minor children. NDL Products occupies a portion of the space in the Oakland Park facility. The lease expires on December 31, 2010. Management believes that the terms of the lease are no less favorable to the Company than terms available from an unrelated third party. In April 1997, the Company entered a five-year lease for a 60,000 square foot warehouse adjacent to the Oakland Park, Florida facility from an unrelated third party. This warehouse is located at 1201 NE 38th Street Oakland Park, Florida.

         POINT BLANK INTERNATIONAL FACILITY. PB Int'l leases a 5,700 square foot office and warehouse facility located at Rue Leon Frederiq, 14, 4020 Liege, Belgium. This space is occupied pursuant to a three-year lease expiring in March 2003 with options to renew for an additional six years.


ITEM 3.  PENDING LITIGATION

         The Company has filed a lawsuit in Nassau County Supreme Court against its insurance carrier as well as the insurance agent, for negligence and breach of fiduciary duties as a result of the damages the Company incurred during Hurricane Irene in October 1999. The Company claims damages of $9.4 million. The Company intends to vigorously pursue this action.

         Robert Bruno, the former Vice-president and General Counsel of DHB Capital Group Inc., has initiated arbitration against the Company seeking two years unearned compensation under a three-year employment contract. Arbitration has been held and a determination is expected by May 31, 2001. The Company has vigorously defended this action and intends to continue to do so.

         The Company is involved in other litigation, none of which is considered by management to be material to its business or, if adversely determined, would have a material adverse effect on the Company's financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:  None


                                     PART II



ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


         The Common Stock of the Company was traded on the Nasdaq Small Cap MarketTM from September 4, 1998 until December 20, 1999 under the symbol "DHBT". Nasdaq delisted the Company's securities effective December 20, 1999 for failure to meet its listing qualifications. Since such date, the Company's common stock has traded on the over-the-counter bulletin board ("OTC Bulletin Board"). The following table shows the high and low bid prices of the Company's Common Stock for each quarter in the two-year period ended December 31, 2000.

         1999     1st Quarter          3.25             5.25
                  2nd Quarter          3.25             5.1875
                  3rd Quarter          3.0625           4.5625
                  4th Quarter           .25             3.0625

         2000     1st Quarter           .75             1.75
                  2nd Quarter           .96             1.75
                  3rd Quarter          1.06             1.81
                  4th Quarter          1.50             2.50

         No cash dividends have been paid for the last three years. The Company presently retains all of its earnings and anticipates that its future earnings will be retained to finance the expansion of its business and the repurchase of its Common Stock under its previously announced repurchase program. Any determination to pay cash dividends in the future will be at the discretion of the Board of Directors after taking into account various factors, including financial condition, results of operations, current and anticipated cash needs, and restrictions, if any, under the Company's credit agreements. No cash dividends were declared for the last three years.

         The number of holders of record of the Company's Common Stock on March 12, 2001 was 162; however, the number of holders of record includes brokers and other depositories for the accounts of others. The Company estimates that there are approximately 1,400 beneficial owners of Common Stock.


RECENT SALES/ISSUANCE OF UNREGISTERED SECURITIES

         In 2000, 1999, and 1998, the Company issued 15,625,  79,414, and 55,211 shares, respectively, to certain of its salesmen pursuant to employment contracts. In the same three-year period, the Company issued 23,709, 108,800, and 10,000 additional shares for services to attorneys, consultants and other service providers. The aggregate value of the services rendered for these issuances totaled $58,850, $391,000 and $261,000 in 2000, 1999, and 1998,
respectively.  The Company relied on the exemption to  registration  provided by
Section 4(2) of the Securities Act of 1933, as amended.

         In December 1999, the Company sold 6,216,700 shares of common stock in a private placement to accredited investors for proceeds of $3,125,000. Companies affiliated with Morton Cohen, a director of the Company, purchased 500,000 of the above-mentioned shares. The Company also issued 60,000 shares of its common stock to the broker associated with the above transaction. These proceeds were used for general working capital requirements. The offering price per common share ranged from $0.50 through $0.75. A commission of $43,700 was paid and the Company relied on the exemption to registration provided by Regulation D pursuant to the Securities Act of 1933, as amended.

         In January and May 1999, the Company sold 369,000 shares of common stock, respectively, in a private placement to accredited investors for proceeds of $1,197,000. These proceeds were used for general working capital requirements. The offering price per common share ranged from $3.00 to $4.00 depending on the market price. A commission of $20,000 was paid and the Company relied on the exemption to registration provided by Regulation D pursuant to the Securities Act of 1933, as amended.

         In 1998, the Company sold an aggregate of 746,500 shares of common stock in two private placements for proceeds of $2,746,000. The proceeds were used for general working capital purposes. The offering price per common share was $4.00. No commissions were paid. The Company relied on the exemption to registration provided by Regulation D promulgated under the Securities Act of 1933, as amended.


ITEM 6.  SELECTED FINANCIAL INFORMATION


         The selected consolidated financial data set forth below for the year ended December 31, 2000, 1999, 1998, 1997, and 1996, were derived from the audited consolidated financial statements of the Company. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes appearing elsewhere in this 10-K.



                                        2000                1999               1998              1997             1996
                                        ----                ----               ----              ----             ----

Income Statement Data
Net Sales                            $70,017,572        $ 35,140,728        $33,073,418      $33,271,607      $23,378,698
Cost of Sales                         49,358,476          27,566,278         20,441,663       22,153,925       19,027,741
                                     -----------        ------------        -----------      -----------      -----------
Gross Profit                          20,659,096           7,574,450         12,631,755       11,117,682        4,350,957
Selling, General and
                                      12,459,841          17,445,669          9,778,336        9,641,655        8,668,950
                                     -----------        ------------        -----------      -----------      -----------
Administrative
expenses
Operating income                       8,199,255          (9,871,219)         2,853,419        1,476,027       (4,317,993)
(loss)
Interest expense                      (2,743,132)         (2,908,495)        (1,095,553)        (339,754)        (327,347)
Other                                    340,555          (9,560,523)            21,957          801,126       (1,054,723)
                                     -----------        ------------        -----------      -----------      -----------
income
(expense)
Income before discon-
tinued operations                      5,796,778         (22,340,237)         1,779,823        1,937,399       (5,700,063)
Discontinued                             340,572          (9,714,291)        (1,628,371)              --               --
                                     -----------        ------------        -----------      -----------      -----------
operations
Income before
    income taxes                       6,137,350         (32,054,528)           151,452        1,937,399       (5,700,063)
Income taxes                             129,999              67,385             21,650          396,509         (834,191)
                                     -----------        ------------        -----------      -----------      -----------
Net income (loss)                    $ 6,007,351        $(32,121,913)       $   129,802      $ 1,540,890       (4,865,872)
                                     ===========        ============        ===========      ===========      ===========

Earnings per share
    Basic                                  $0.18              $(1.24)            $0.005            $0.06           $(0.20)
    Diluted                                $0.17              $(1.09)            $0.005            $0.05           $(0.20)

Balance Sheet Data

Working capital                      $ 7,496,588        $  2,047,312        $21,634,389      $13,621,014      $ 8,900,398
Total Assets                          28,056,271          23,299,497         41,363,810       27,674,629       19,160,419
Short-term debt                       16,949,494           5,152,815          4,334,607        2,740,192        1,461,664
Long-term debt                        16,061,825          16,280,051         11,915,116        1,411,258        1,444,091
Stockholders' equity                  (4,955,048)        (10,186,322)        18,172,267       17,741,619       12,980,086



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following analysis of the Company's financial condition and results of operations should be read in conjunction with the financial statements, including the notes thereto, contained elsewhere in this document.


GENERAL

         The Company is a holding company, which currently conducts business through its wholly owned subsidiaries organized in two divisions, the Armor Group and DHB Sports Group. The Company's products are sold both nationally and internationally. The Armor Group's sales are directed primarily to law enforcement agencies and military services. Sales to the U.S. military comprise the largest portion of the Armor Group's business, followed by sales to federal, state and local law enforcement agencies, including correctional facilities. Accordingly, any substantial increase or reduction in governmental spending or change in emphasis in defense and law enforcement programs could have a material effect on the Armor Group's business. The Sports Group manufactures and markets a variety of sports medicine, protective gear, health supports and magnetic therapy products under its own labels, private labels and house brands for major retailers.

         The Company commenced operations in November 1992 by acquiring the outstanding common stock of PACA, a manufacturer and distributor of bulletproof garments and accessories. From the acquisition of PACA through December 1994, when the Company acquired the assets of its NDL subsidiary, PACA was the Company's only source of revenue from operations.

RESULTS OF OPERATIONS

         YEAR ENDED DECEMBER 31, 2000 AS COMPARED TO YEAR ENDED DECEMBER 31, 1999. Consolidated net sales for the Company nearly doubled for the year ended December 31, 2000 to $70,017,572 as compared to $35,140,728 for the year ended December 31, 1999. This increase is attributable to the increased volumes from the Military as well as our domestic customers. Gross profit increased to $20,659,096 or 29% as compared to $7,574,450 or 21.5% This increase is a result of the manufacturing operating efficiencies resulting from higher sales volumes, volume discounts from our vendors as a result of the increases in our purchasing volumes, and management control of expenses.

          Selling, general and administrative expenses decreased to $12,459,841 as compared to $17,445,669. The decrease is primarily attributable to a sharp decline in 2000 in advertising, legal and other professional fees. The Company was involved in several significant lawsuits in the prior year, which were concluded in 1999 or early 2000.

         Other income (Expense) in 2000 totaled ($2,402,477) as compared to ($12,469,018). Included in the 1999 figures are a $7.7 million loss attributable to damages caused by Hurricane Irene, a $1,688,000 write down of investment in subsidiaries and equity investments, and $118,136 loss on marketable securities. Interest expense declined $165,000 to $2,743,132 in 2000, reflecting a decrease in the amount of borrowed indebtedness. Also included in other income for 2000 was a gain on the sale of the old corporate headquarters of $235,694.

         Discontinued operations contributed $340,555 to income in 2000, as a result of the $858,000 gain on the sale of the Electronics Group, compared to a loss in 1999 of $9,714,291 attributable both to operations of the discontinued business and the write-down of the investment in the closed operations.

         The effective tax rate for 2000 was nominal due to the utilization of net operating loss carryforwards. The Company has recorded an estimated loss carryfoward of $26 million, which can be utilized in 2001 and subsequent years to offset taxable income in those years.

         As a result of the foregoing, net income surged to $6,007,351 or $0.18 per share for 2000 reversing a net loss of $32,121,913 for 1999, or ($1.09) per share.

         YEAR ENDED DECEMBER 31, 1999 AS COMPARED TO YEAR ENDED DECEMBER 31, 1998. Consolidated net sales of the Company for the year ended December 31, 1999 increased from $33,073,418 to $35,140,728 primarily as a result of increased sales volumes. The sales numbers do not include the revenue from discontinued operations of approximately $7.5 million for the year ended December 31, 1999 and $8.7 million for the year ended December 31, 1998. In October 1999, the Company announced its plan to divest its "Lanxide subsidiaries". This plan included the shut down of the LAP plant and to enter into negotiations for the sale of the Electronics Group. The sale of the Electronics group was consummated on March 10, 2000 for a cash payment of approximately $4.2 million. The divestiture of the Lanxide subsidiaries reflects the Company's strategic decision to refocus and rededicate is efforts and resources on the design, development and production of technologically advanced soft body armor. All revenue and expenditures associated with LAP and the Electronics Group are presented as a loss from discontinued operations. The year ended December 31, 1998 has been restated to reflect the discontinued operations.

         Gross profit in 1999 was $7,574,450 as compared to $ 12,631,755 for 1998. Impacting gross profit in 1999 was the write-off of additional research and development costs. Previously, the Company's ballistic testing for a contract was a prepaid expense and expensed to the cost of goods sold over the life of the contract. This change resulted in approximately $200,000 additional expenditures in 1999. The Company also decided to write off some obsolete inventory.

         The Company's selling, general and administrative expenses ("S, G & A," expenses") for 1999 increased to $ 17,445,669 from $9,778,336 in 1998. The reason for the increase is S,G, & A expenses is by-fold. Professional fees were increased approximately $5 million in 1999. The increase in professional fees is associated with winning the interceptor contract award, the defense of the protest of the award, the professional fees associated with becoming Y2K compliant and ISO9000 certified, and the legal fees associated with the lawsuits against the company. Most of the legal fees are non-recurring in nature and the majority of the cases were settled in 1999. The Company had a deductible on their liability insurance of $100,000 during 1998. A claim was made during 1999 for a 1998 incident when the insurance policy had the $100,000 deductible and the Company expensed $100,000 in legal fees in the defense of the claim. The insurance company will pay the balance of the claim. The second reason selling, general and administrative expenses is higher during 1999 is that advertising expenditures increased from approximately $640,000 in 1998 to approximately $1,062,000 in 1999. The Sports group successfully negotiated agreements with some large retail companies, which required a one-time advertising rebate.
Included  in  expense  for  1999  is   approximately   $400,000
in advertising incentives. The Sports Group produced an infomercial for $250,000 in 1999. The construction of DHB and subsidiaries website cost the company approximately $70,000. Also included in expense were promotional samples given to promote our various new lines of vests to our numerous distributors and salesman resulting in a $600,000 charge to expense during 1999.

         Other income (expense) also increased in 1999 to ($12,469,018) over 1998 (1,073,596). The primary reason for this increase was on October 15, 1999, the office and manufacturing facility located in Oakland Park, Florida suffered extensive damage, a $7.7 million dollar loss, related to Hurricane Irene. The loss was primarily inventory and the corresponding overhead expenses on that inventory. The Company currently has a lawsuit with their insurance companies to recover some of the loss, but as of today no agreement has been reached. The Company expensed the entire loss in October 1999 and has not recorded a receivable for any amount, which may be due from the insurance companies. Interest expense increased due to an increase in borrowing of approximately $11,000,000 associated with the purchase of LAP and LEC. The Company also wrote off the goodwill associated with their investment in Belgium Company as well as the write down of their non-marketable securities, which resulted in a $688,000 expense.

LIQUIDITY AND CAPITAL RESOURCES.

         The Company's primary capital requirements over the next twelve months are to assist the subsidiaries in financing their working capital requirements. Its operating subsidiaries sell the majority of their products on 60 - 90 day terms. Working capital is needed to finance the receivables, manufacturing process and inventory. Working capital at December 31, 2000 was $7,496,588 compared to working capital of $2,047,312 at the end of 1999. This increase reflects primarily a $4.9 million and $5.3 million increase in receivables and inventory as a result of the increase in U.S. Military sales and a $5 million decrease in current borrowed indebtedness, offsetting a $2.8 million dollar increase in payables, and $3 million in increased accrued expenses and the disposal of $3.9 million of the Electronics Group (previously classified as assets held for sale).

         During 2000, the Company repurchased and retired 697,538 shares in the open market for an aggregate price of approximately $1,206,000.

         The Company's capital expenditures for 2000 were $429,319, a decrease from the $707,374 expended in 1999.


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS


This Annual Report contains certain forward-looking statements and information relating to the Company that is based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this document, the words "anticipate," "believe," "estimate", "expect", "going forward", and the similar expressions, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including, but not limited to: general business and economic conditions, the maintenance of the Company's military supply contacts, the level of governmental expenditures on law enforcement equipment, continued supplies of materials from critical vendors, and the continued availability of insurance for the Company's products. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. The company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

         INTEREST RATE RISK: The Company's exposure to market risk for interest rate changes relates primarily to its investment portfolio. The Company ensures the safety and preservation of the invested principal funds by investing in safe and high-credit quality securities, which includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.


         FOREIGN CURRENCY EXCHANGE RISK: The Company transacts business in various foreign countries. Its primary foreign currency cash flows are in Japan and Western Europe. Currently, the Company does not employ a foreign currency hedge program utilizing foreign currency exchange contracts as the foreign currency transactions and risks to date have not been significant.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA:
SEE INDEX TO CONSOLIDATED FINANCIAL STATEMENTS APPEARING IN THE CONSOLIDATED FINANCIAL STATEMENT ANNEXED HERETO.



SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED)
                                                   FIRST            SECOND              THIRD               FOURTH
FISCAL 2000                                       QUARTER          QUARTER             QUARTER              QUARTER
-----------                                     -----------      -----------         -----------          -----------

Net Sales                                       $13,575,648      $16,128,373         $18,591,351          $21,722,200
Cost of sales                                     9,594,341       11,516,371          13,033,727           15,214,037
                                                -----------      -----------         -----------          -----------
Gross profit                                      3,981,307        4,612,002           5,557,624            6,508,163
Selling, general and admin expenses               2,886,689        2,814,800           3,062,033            3,696,319
                                                -----------      -----------         -----------          -----------
Operating income                                  1,094,618        1,797,202           2,495,591            2,811,844
Other income (expense)                             (785,034)        (762,998)           (391,451)            (462,994)
                                                -----------      ----------          -----------          -----------
Income before discontinued operations               309,584        1,034,204           2,104,140            2,348,850
Discontinued operations                             340,572               --                  --                   --
                                                -----------      -----------         -----------          -----------
Income before income taxes                          650,156        1,034,204           2,104,140            2,348,850
Income taxes                                         27,773           22,878              93,408              (14,060)
                                                -----------      -----------         -----------          -----------
Net income                                      $   622,383      $ 1,011,326         $ 2,010,732          $ 2,362,910
                                                ===========      ===========         ===========          ===========
Earnings per share
Basic                                                 0.019            0.032               0.065                0.074
                                                ===========      ===========         ===========          ===========
Diluted
                                                      0.019            0.032               0.064                0.068
                                                ===========      ===========         ===========          ===========

Weighted average shares outstanding
Basic shares                                     32,332,181       32,343,941          32,237,463           31,964,196
                                                ===========      ===========         ===========          ===========
Diluted shares                                   32,332,181       32,343,941          32,751,423           34,969,533
                                                ===========      ===========         ===========          ===========




                                                   FIRST           SECOND               THIRD               FOURTH
FISCAL 1999                                       QUARTER          QUARTER             QUARTER              QUARTER
-----------                                     -----------      -----------         -----------          -----------

Net Sales                                       $ 7,370,132      $ 8,347,387         $11,993,788          $ 7,429,421
Cost of sales                                     4,697,820        4,667,251           7,552,182           10,649,025
                                                -----------      -----------         -----------          -----------
Gross profit                                      2,672,312        3,680,136           4,441,606           (3,219,604)
Selling, general and admin expenses               1,941,518        2,605,673           3,023,836            9,874,642
                                                -----------      -----------         -----------          -----------
Operating income                                    730,794        1,074,463           1,417,770          (13,094,246)
Other income (expense)                             (322,546)        (323,392)           (478,194)         (11,344,886)
                                                -----------      -----------         -----------          -----------
Income before discontinued operations               408,248          751,071             939,576          (24,439,132)
Discontinued operations                            (333,871)        (612,597)           (619,765)          (8,148,058)
                                                -----------      -----------         -----------          -----------
Income before income taxes                           74,377          138,474             319,811          (32,587,190)
Income taxes                                         42,967            9,410              10,523                4,485
                                                -----------      -----------         -----------          -----------
Net income                                           31,410          129,064             309,288          (32,591,675)
                                                ===========      ===========         ===========          ===========
Earnings per share
Basic                                                 0.001            0.005               0.012               (1.242)
                                                ===========      ===========         ===========          ===========

Diluted                                               0.001            0.004               0.010               (1.199)
                                                ===========      ===========         ===========          ===========

Weighted average shares outstanding
Basic shares                                     25,555,440       25,660,833          26,013,541           26,244,905
                                                ===========      ===========         ===========          ===========
Diluted shares                                   30,074,496       30,135,176          30,319,931           27,175,515
                                                ===========      ===========         ===========          ===========


                                                   FIRST           SECOND              THIRD                FOURTH
FISCAL 1998                                       QUARTER          QUARTER             QUARTER              QUARTER
-----------                                     -----------      -----------         -----------          -----------

Net Sales                                       $ 8,600,681      $ 8,045,467         $ 7,585,125          $ 8,842,145
Cost of sales                                     5,859,642        4,963,208           3,816,378            5,802,435
                                                -----------      -----------         -----------          -----------
Gross profit                                      2,741,039        3,082,259           3,768,747            3,039,710
Selling, general and admin expense                2,718,509        2,411,404           2,872,816            1,775,607
                                                -----------      -----------         -----------          -----------
Operating income                                     22,530          670,855             895,931            1,264,103
Other income (expense)                              (93,559)        (139,617)           (367,480)            (472,940)
                                                -----------      -----------         -----------          -----------
Income before discontinued operations               (71,029)         531,238             528,451              791,163
Discontinued operations                            (406,092)        (419,014)           (265,157)            (538,108)
                                                -----------      -----------         -----------          -----------
Income before income taxes                         (477,121)         112,224             263,294              253,055
Income taxes                                          7,950            3,534               7,469                2,697
                                                -----------      -----------         -----------          -----------
Net income                                         (485,071)         108,690             255,825              250,358
                                                ===========      ===========         ===========          ===========
Earnings per share
Basic                                                (0.017)           0.004               0.010                0.009
                                                ===========      ===========         ===========          ===========
Diluted                                              (0.017)           0.003               0.008                0.008
                                                ===========      ===========         ===========          ===========

Weighted average shares outstanding
Basic shares                                     27,137,331       24,774,376          24,832,394           25,160,628
                                                ===========      ===========         ===========          ===========
Diluted shares                                   28,053,959       29,227,939          29,505,594           30,345,085
                                                ===========      ===========         ===========          ===========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE: NONE

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         The Directors serve for a term of one year following their election at the Annual Meeting of Shareholders, and until their successors have been elected and qualified. The officers serve at the discretion of the Board of Directors. Set forth below is certain information regarding the Company's current directors and officers:

         DAVID H. BROOKS, age 46, has served as the Chairman or Co-Chairman of the Company since its inception in 1992. Mr. Brooks has served as the Chief Executive Officer of the Company since July 2000, having previously served in that capacity prior to September 1998. Mr. Brooks also serves as Chairman of the Board, President and a Director of Brooks Industries of L.I., Inc., a privately held venture capital firm.


         MORTON A. COHEN, age 65, has been a director of the Company since 1996. Mr. Cohen has been Chairman, President and Chief Executive Officer of Clarion Capital Corp., a private, small business investment company for more than five years. He is also a director of Cohesant Technologies Inc. and Zemex Corporation. He presently serves as the Chairman of the Company's audit and compensation committees.

         SANDRA HATFIELD, age 47, has been Chief Operating Officer of the Company since December 2000. Form October 1996 until December 2000, she served as President of Point Blank. For more than five years prior thereto she was the Vice President of Production at PACA.

         JEROME KRANTZ, age 45, has been a director of the Company since July 2000. He has over twenty years experience in the insurance and financial industry. Mr. Krantz is a chartered life underwriter and a chartered financial consultant. In addition he is a registered investment advisor. He currently serves on the audit and compensation committees.

         DAWN M. SCHLEGEL, age 31, is the Chief Financial Officer of the Company. She has also served as Treasurer and Secretary of the Company since September 1999, and was elected a Director as of July 2000. She has functioned in various positions within the Company's operations and finances since 1996. Prior to joining the Company, Mrs. Schlegel worked for Israeloff, Trattner & Co. CPA's P.C., a certified public accounting firm, for more than five years.


ITEM 11. EXECUTIVE COMPENSATION

         SUMMARY COMPENSATION TABLE. The following table sets forth certain summary information regarding the compensation of the executive officers whose total salary and bonus for the year ended December 31, 2000, 1999, and 1998, exceeded $100,000:

            Name and Principal                            Annual
                 Position                  Year          Salary(1)
         ------------------------          ----          ---------

         David Brooks,(2)                  2000          $413,542
         Chairman and CEO                  1999          $143,750
                                           1998            50,000

         Sandra Hatfield                   2000          $152,098
         President of Point Blank          1999           149,196
                                           1998           149,080

         Leonard Rosen,(3)                 2000          $165,400
         President of PACA                 1999          $165,400
                                           1998           163,750
         --------------------------------------------------------

1. Although certain officers receive certain benefits, such as auto allowances and expense allowances, the value of such perquisites did not exceed the lesser of $50,000 or 10% of the respective officers' salary and bonus.
2. Certain warrants were awarded to Mr. David Brooks in 2000 and 1999; see "Employment Agreements" and "Certain Transactions."
3.   Mr. Rosen employment was terminated in February 2001.

         EMPLOYMENT AGREEMENTS. In July 2000, Mr. Brooks and the Company entered into a new five-year employment agreement. Pursuant to the agreement Mr. Brooks receives an annual salary of $500,000 through July 2001, with annual increases of $50,000 thereafter. The terms of Mr. Brooks' contract provides for 3,750,000 warrants exercisable at $1.00 and vesting 20% immediately and in 20% annual increments thereafter. The warrants expire in July 2010. As the Company has businesses in Florida and requires Mr. Brooks to spend considerable time there, this contract includes provisions for certain of his Florida living expenses.

         STOCK WARRANTS. In December 2000 in conjunction with becoming the Chief Operating Officer, Sandra Hatfield was awarded 400,000 warrants vesting 100,000 per year exercisable at $2.00 per share and expire in December 2006. Ms. Rhonda Graves was also awarded warrants in conjunction with her promotion to Chief Operations Officer of Point Blank Body Armor. During 1999, the then current three Board Members were awarded 25,000 warrants exercisable at $3.25 for three years for serving as board members. No additional stock options, warrants or similar securities, rights or interests were granted to any of the executive officers of the Company listed in the Summary Compensation Table above, no options, warrants or similar securities, rights or interests were exercised by any such executive officers with the exception of Joseph Giaquinto, who exercised 49,500 warrants in 1998.

         Under the Company's 1995 Stock Option Plan (the "Plan") the Board of Directors or a committee (the "committee") of the Board is authorized to award up to 3,500,000 shares of

Common Stock to selected officers, employees, agents, consultants and other persons who render services to the Company. The options may be issued on such terms and conditions as determined by the Board or Committee, and may be issued so as to qualify as incentive stock options under Internal Revenue Code Section 422A. The directors who are authorized to award options are not eligible to receive options under the Plan.

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

The following table summarizes the named officers' stock option activity during 2000.



                                         Warrants Granted in Last Fiscal Year

                        Number of                                                                   Potential Gain at assumed Annual
                        Securities          % of Total                                                    Rates of Stock Price
                        underlying         Options/SARs                                             Appreciation for Option Term(1):
                         options/           granted to         Exercise or                          --------------------------------
                          SAR's            employees in        Base Price         Expiration
         Name            Granted           Fiscal Year          ($/Share)            Date              5%                    10%
         ----          ------------        ------------        -----------        ----------        ----------            ----------

David Brooks           3,750,000(2)            88%                $1.00             7/1/10          $2,358,355            $5,976,534

Sandra Hatfield          400,000(3)             9%                $2.00            12/31/06         $  503,116            $1,274,994

Leonard Rosen                  0                0%                 N/A

1.   These amounts assume hypothetical appreciation rates of 5% and 10% over the term of the  option,  as  required  by the  SEC, and are not  intended  to forecast the  appreciation of the stock price. No gain to the name officers will occur  unless the price of DHB's  common  shares  exceeds the options' exercise price.
2.   One-fifth of the shares covered by these options are exercisable immediately, and 20% annual thereafter.
3.   These shares vest annual over the next four years.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the beneficial ownership of the Company's Common Stock as of March 16, 2001, for (i) each person known by the Company to beneficially own more than five percent of the shares of outstanding Common Stock, (ii) each of the executive officers listed in the Summary Compensation Table in "Executive Compensation" and (iii) all of the Company's executive officers and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and the persons named as the owners hold investment and voting power.


                           Number of Shares          Percent Owned (1)
Name                     Beneficially Owned(2)     ----------------------
----                     ---------------------     * - Less than one (1%)

David Brooks(3)              20,750,600(3)                 51.5%

Morton Cohen                  1,290,300(4)                  4.1%

Jerome Krantz                    25,000                      *

Sandra Hatfield                 100,000(5)                   *

Dawn Schlegel                     5,500(6)                   *

Leonard Rosen                    45,142                      *

All officers and             22,216,542(7)                 55%(7)
Directors as a group
(6 people)

1. Based upon 31,491,914 shares outstanding as of March 16, 2001. In calculating the percentage owned by any individual, officer, or director, the number of currently exercisable warrants and options have been included in calculation of percentage owned. Currently exercisable options or warrants are those, which are exercisable within 60 days after March 16, 2001.
2. Includes currently exercisable options or warrants are those, which are exercisable within 60 days after the date of this form 10-KSB.
3. Consists of 7,500,600 shares owned by Mr. Brooks and 4,500,000 owned by his wife as custodian for his minor children as well as 8,775,000 shares acquirable under currently exercisable warrants as described below. Mrs. Brooks may acquire 3,750,000 shares at $1.33 per share and 500,000 shares at $3.50 per share upon the exercise of her currently exercisable warrants for. Mr. Brooks may acquired 3,750,000 shares at $2.33 per share, 25,000 shares at $3.25 per share, and 750,000 shares at $1.00 per share upon exercise of his currently exercisable warrants. As the only person with more than 5% ownership of the Company, Mr. Brooks address is 555 Westbury Avenue, Carle Place NY 11514.
4. Clarion Capital Corporation, Clarion Offshore Fund Ltd, and Clarion Partners of which Morton Cohen is an executive or director, own these 1,265,300 shares and 25,000 shares which may be acquired by Mr. Cohen at $3.25 per share upon exercise of a currently exercisable warrant for serving on the Board.
5. Includes 100,000 shares acquirable under currently exercisable warrants awarded to Mrs. Hatfield.
6. Includes 5,000 shares acquirable under of a currently exercisable warrant.
7. Includes 8,905,000 currently exercisable warrants of common stock held by directors and officers


ITEM 13.  CERTAIN  RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company has funded certain of its acquisitions through the use of term loans from Mr. David H. Brooks, Chairman of the Board of the Company, and Mrs. Terry Brooks, his wife. During 1998, Mr. Brooks loaned the Company in excess of $7 million in conjunction with the purchases of LAP and LEC and increased working capital for LAP and LEC. The balance of the shareholder loans at December 31, 2000 is $16,046,469. These shareholders loans expire in November 2002 and bear interest at 12% per annum.

         In 1998, the Company granted warrants to purchase 500,000 shares of Common Stock, at a price of $3.50 per share and expiring in 2004, to Mrs. Brooks in consideration for the outstanding and additional loans lent to the Company in February 1998.

         Point Blank leases a 67,000 square foot office and manufacturing facility (the "Oakland Park Facility") located at 4031 N.E. 12th Terrace, Oakland Park, Florida 33334, from V.A.E. Enterprises ("V.A.E."), a partnership controlled by Terry Brooks, wife of Mr. David H. Brooks, and beneficially owned by Mr. and Mrs. Brooks' minor children. NDL Products entered into a net-net lease for a portion of the space in the Oakland Park facility. Annual aggregate base rental is $607,353 in 2001 and is scheduled to increase by 6% per year until the lease expires in December 31, 2010. Point Blank and NDL Products, as lessees, are responsible for all real estate taxes and other operating and capital expenses. Management believes that the terms of the lease are at the current market price that would be obtained from an unrelated party.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8K

     A.   (1)  FINANCIAL STATEMENTS
          (2)  FINANCIAL STATEMENT SCHEDULES
          (3) EXHIBITS. THE EXHIBITS FILED HEREWITH ARE SET FORTH ON THE INDEX TO EXHIBITS FILED AS PART OF THIS REPORT.

     B. FORM 8-K: NO REPORTS ON FORM 8-K WERE FILED DURING THE QUARTER ENDED DECEMBER 31, 2000.

                    DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED FINANCIAL STATEMENTS INDEX


                                    CONTENTS

                                                                            Page

INDEPENDENT AUDITORS' REPORT                                                F-1


Consolidated Balance Sheets as of December 31, 2000 and 1999                F-2


Consolidated Statements of Operations for the years ended
         December 31, 2000, 1999 and 1998                                   F-3


Consolidated Statements of Stockholders' Equity for the years
         ended December 31, 2000, 1999 and 1998                             F-4


Consolidated Statements of Cash Flows for the years ended
         December 31, 2000, 1999 and 1998                                   F-5


Consolidated Statements of Comprehensive Income for the years
         ended December 31, 2000, 1999 and 1998                             F-6


Notes to the Consolidated Financial Statements                       F-7 - F-18

Schedule II Valuation and Qualifying Accounts                              F-19

INDEPENDENT AUDITORS' REPORT
----------------------------


The Board of Directors of
DHB Capital Group Inc.

We have audited the accompanying consolidated balance sheets of DHB Capital Group Inc. and Subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and other comprehensive income and cash flows for each of the three-years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DHB Capital Group Inc. and Subsidiaries as of December 31, 2000 and 1999 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with generally accepted accounting principles.




Paritz and Company P.A.
Hackensack, New Jersey
March 1, 2001



                     DHB CAPITAL GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31,

                      ASSETS                                     2000                1999
                      ------                                     ----                ----

CURRENT ASSETS
Cash and cash equivalents                                    $   566,887          $   473,441
Marketable securities                                            368,996                   --
Accounts receivable, less allowance for doubtful
   accounts of $653,384 and $757,741                           8,121,188            5,208,365
Inventories                                                   14,297,059            9,045,853
Net assets held for sale                                              --            3,928,980
Prepaid expenses and other current assets                      1,091,952              596,441
                                                             -----------          -----------

Total Current Assets                                          24,446,082           19,253,080
                                                             -----------          -----------

PROPERTY AND EQUIPMENT                                         1,940,326            2,252,693
                                                             -----------          -----------

OTHER ASSETS
Investments in non-marketable securities                         941,750            1,000,000
Deferred tax assets                                              429,300              444,000
Deposits and other assets                                        298,813              349,724
                                                             -----------          -----------

Total Other Assets                                             1,669,863            1,793,724
                                                             -----------          -----------

TOTAL ASSETS                                                 $28,056,271          $23,299,497
                                                             ===========          ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                    -------------------------------------------------

CURRENT LIABILITIES
Notes payable-bank                                           $         -          $ 5,000,000
Accounts payable                                              11,257,987            9,495,663
Accrued expenses and other current liabilities                 5,547,759            2,557,290
Current maturities of long term debt                             143,748              152,815
                                                             -----------          -----------

Total Current Liabilities                                     16,949,494           17,205,768
                                                             -----------          -----------

LONG TERM LIABILITIES
Long term debt, net of current maturities                         15,356              233,582
Note payable - stockholder                                    16,046,469           16,046,469
                                                             -----------          -----------

Total Long Term Debt                                          16,061,825           16,280,051
                                                             -----------          -----------

Total Liabilities                                             33,011,319           33,485,819

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY)                             (4,955,048)         (10,186,322)
                                                             -----------          -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIENCY)                                          $28,056,271          $23,299,497
                                                             ===========          ===========

                   See accompanying notes to financial statements.




                    DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                                  2000             1999            1998
                                                                                  ----             ----            ----

Net sales                                                                      $70,017,572       $35,140,728    $33,073,418

Cost of goods sold                                                              49,358,476        27,566,278     20,441,663
                                                                               -----------      ------------    -----------

Gross profit                                                                    20,659,096         7,574,450     12,631,755

Selling, general & administrative expenses                                      12,459,841        17,445,669      9,778,336
                                                                               -----------      ------------    -----------

Income (loss) before other income (expense)                                      8,199,255        (9,871,219)     2,853,419
                                                                               -----------      ------------    -----------

Other income (expense)
Interest expense, net of interest income                                        (2,743,132)       (2,908,495)    (1,095,553)
Hurricane loss                                                                          --        (7,740,231)            --
Other income                                                                       367,331           255,844         34,835
Settlement of employment contract                                                        -          (270,000)      (220,000)
Loss on holding of equity investments                                                    -          (688,000)             -
Write down of investment in subsidiary                                                   -        (1,000,000)             -
Realized gain (loss) marketable securities                                         (26,676)          (16,050)       154,155
Unrealized gain (loss) on marketable securities                                          -          (102,086)        52,967
                                                                               -----------      ------------    -----------
Total other income (expense)                                                    (2,402,477)      (12,469,018)    (1,073,596)
                                                                               -----------      ------------    -----------

Income (loss) from continuing operations before income taxes                     5,796,778       (22,340,237)     1,779,823

Income taxes                                                                       129,999            67,385        633,650
                                                                               -----------      ------------    -----------

Income (Loss) from continuing operations                                         5,666,779       (22,407,622)     1,146,173

Discontinued operations
Loss from discontinued operations                                                 (517,288)       (4,238,800)    (1,016,371)
Gain (loss) on disposal of discontinued operations                                 857,860        (5,475,491)             -
                                                                               -----------      ------------    -----------
Total discontinued operations                                                      340,572        (9,714,291)    (1,016,371)
                                                                               -----------      ------------    -----------


Net income (loss)                                                              $ 6,007,351      $(32,121,913)   $   129,802
                                                                               ===========      ============    ===========


Earnings (loss) per common share (Note 10)
   Continuing operations                                                       $      0.18      $      (0.86)   $     0.046
   Discontinued operations                                                            0.00             (0.38)        (0.041)
                                                                               -----------      ------------    -----------
    Net earnings (loss) per common share                                       $      0.18      $      (1.24)   $     0.005
                                                                               ===========      ============    ===========


                 See accompanying notes to financial statements.




                     DHB CAPITAL GROUP INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                                                            Accumulated
                                               Number of                  Additional      Common Stock        Other
                                                Common          Par         Paid-in       Subscription     Comprehensive
                                                Shares         Value        Capital        Receivable         Income
                                              -----------    --------     -----------     ------------     -----------

Balance December 31, 1997                      25,347,224    $ 25,347     $20,953,107               0        $  (6,135)

Net income
Effect of foreign currency translation                                                                          38,004
                                                                                                             ---------
   Total comprehensive income
Sale of common stock                              686,500         687       2,705,313
Stock issued for services                          65,211          64         260,780
Exercise of warrants                               49,500          50          65,950
Purchase of treasury stock                       (700,995)       (701)     (2,769,301)              -                -
                                               ----------    --------     -----------       ---------        ---------
Balance December 31, 1998                      25,447,440    $ 25,447     $21,215,849               0        $  31,869

Net loss
Effect of foreign currency translation                                                                         (19,461)
   Total comprehensive income
Sale of common stock                            6,645,700       6,646       4,241,609        (700,025)
Stock issued for services                         273,214         273         390,777
Exercise of warrants                               40,977          41          83,709
Purchase of treasury stock                        (75,150)        (75)       (240,170)              -                -
                                               ----------    --------       ---------       ---------        ---------
Balance December 31, 1999                      32,332,181     $32,332     $25,691,774       $(700,025)       $  12,408

Net income
Effect of foreign currency translation                                                                         (35,959)
Effective of valuation allowance marketable
   securities                                                                                                 (283,211)
                                                                                                             ---------
   Total comprehensive income
Sale of common stock                                                           (8,900)        700,025
Stock issued for services                          22,607          22          35,828
Stock issued in settlement of a lawsuit            16,727          17          22,983
Purchase of treasury stock                       (697,538)       (697)     (1,206,184)              -                -
                                               ----------    --------     -----------       ---------        ---------
Balance December 31, 2000                      31,673,977    $ 31,674     $24,535,501       $      --        $(306,762)
                                               ==========    ========     ===========       =========        =========


                                                 Retained
                                                 Earnings
                                                 Deficit)             Total
                                                ---------             -----

Balance December 31, 1997                     $(3,230,700)         $17,741,619

Net income                                        129,802              129,802
Effect of foreign currency translation                                  38,004
                                                                   -----------
   Total comprehensive income                                          167,806
Sale of common stock                                                 2,706,000
Stock issued for services                                              260,844
Exercise of warrants                                                    66,000
Purchase of treasury stock                              -           (2,770,002)
                                              -----------         ------------
Balance December 31, 1998                     $(3,100,898)         $18,172,267

Net loss                                      (32,121,913)         (32,121,913)
Effect of foreign currency translation                                 (19,461)
                                                                   -----------
   Total comprehensive income                                      (32,141,374)
Sale of common stock                                                 3,548,299
Stock issued for services                                              390,981
Exercise of warrants                                                    83,750
Purchase of treasury stock                              -             (240,245)
                                              -----------         ------------
Balance December 31, 1999                    $(35,222,811)        $(10,186,322)

Net income                                      6,007,351            6,007,351
Effect of valuation allowances                                        (319,170)
Effect of valuation allowance marketable
   securities                                                         (283,211)
                                                                  ------------
   Total comprehensive income                                        5,688,181
Sale of common stock                                                   691,125
Stock issued for services                                               35,850
Stock issued in settlement of a lawsuit                                 23,000
Purchase of treasury stock                              -           (1,206,882)
                                              -----------          -----------
Balance December 31, 2000                    $(29,215,460)         $(4,955,048)
                                             ============          ===========



            See accompanying notes to financial statements.





                    DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,


CASH FLOWS FROM OPERATING ACTIVITIES                                 2000              1999                1998
                                                                     ----              ----                ----

Net Income (loss)                                                 $ 6,007,351       $(32,121,913)       $   129,802

Adjustments to reconcile net income to net cash provided by
    operating activities:
Depreciation and amortization                                         324,161            592,213            112,562
Valuation allowances/reserves                                        (283,211)         4,017,806                  -
Stock issued for services                                              35,850            200,981            260,844
Stock issued in settlement of a lawsuit                                23,000            190,000                  -
Unrealized gain on transfers from non-marketable securities            58,250
Deferred income taxes                                                  14,700           (110,000)           121,300
Changes in assets and liabilities:
Accounts receivable                                                (2,912,823)         2,705,402           (910,080)
Marketable securities                                                (368,996)           529,328          1,174,478
Inventories                                                        (5,251,206)         9,017,763         (4,146,468)
Assets held for sale                                                        -             23,717
Prepaid expenses and other current assets                            (495,511)         1,335,850         (3,952,697)
Deposits and other assets                                              41,195            217,601           (798,049)
Accounts payable                                                    1,762,324          4,366,516         (1,101,290)
Accrued expenses and other current liabilities                      2,990,469            744,616            448,938
                                                                  -----------       ------------        -----------
Net cash provided (used) by operating activities                    1,945,553        (8,290,120)         (8,660,660)
                                                                  -----------       ------------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Sale (payments for purchase) of assets of subsidiary, net of
cash acquired                                                       3,933,980                  -         (2,884,360)
Sale of property and equipment                                        422,241
Payments made for property and equipment                             (429,319)          (311,043)          (819,870)
                                                                  -----------       ------------        -----------
Net cash provided (used) by investing activities                    3,926,902          (311,043)         (3,704,230)
                                                                  -----------       ------------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (repayments) of note payable- bank                        (5,000,000)           825,000          1,500,000
Proceeds of note payable- shareholder                                       -          4,518,865         10,227,604
Proceeds from the issuance of long term debt                                                                250,000
Principal payments on long-term debt                                 (227,293)          (160,722)           (16,483)
Proceeds from the exercise of warrants - common stock                       -             83,750             66,000
Foreign currency translation                                          (35,959)           (19,461)            38,004
Purchase of treasury stock                                         (1,206,882)          (240,245)        (2,770,002)
Net proceeds from sale of common stock                                691,125          3,548,300          2,706,000
                                                                  -----------       ------------        -----------
Net cash provided (used) by financing activities                   (5,779,009)         8,555,487         12,001,123
                                                                  -----------       ------------       ------------

NET INCREASE (DECREASE) IN CASH AND
EQUIVALENTS                                                            93,446            (45,676)          (363,767)

CASH AND CASH EQUIVALENTS - BEGINNING                                 473,441            519,117            882,884
                                                                  -----------       ------------        -----------

CASH AND CASH EQUIVALENTS - END                                   $   566,887       $    473,441        $   519,117
                                                                  ===========       ============        ===========


                See accompanying notes to financial statements.


                    DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Principles of consolidation

                  The consolidated  financial statements include the accounts of
            DHB Capital Group Inc. and its subsidiaries ("DHB"), all of which are wholly owned. DHB has three major divisions, DHB Armor Group,
            DHB Sports Group, and DHB Electronics Group (sold March 2000). DHB Armor Group consists of Protective Apparel Corporation ("PACA"), Point Blank Body Armor Inc., Lanxide Armor Products Inc. ("LAP"), which was closed and terminated in 1999 and Point Blank International S.A ("PB Int'l"). DHB Sports Group consists of NDL Products Inc. ("NDL") and Orthopedic Products Inc. ("OPI"), which ceased its operations in 2000. DHB Electronics Group consists of Lanxide Electronic Components ("LEC") and DHB KK. All material inter-company balances and transactions have been eliminated.

                  Business description

                  DHB Armor Group develops, manufactures, and distributes bullet and projectile resistant garments, bullet resistant and fragmentation vests, bomb projectile blankets, aircraft armor, bullet resistant plates and shields and related ballistic accessories. DHB Sports Group manufactures and distributes specialized protective athletic apparel and equipment and orthopedic products. DHB Electronics Group manufactures and markets thermal management, packaging and structural components for the electronic industry within the United States and Japan and was sold in March 2000.

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

Note 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

            Marketable/Non-Marketable Securities

                  Investments   in  marketable   securities  are  accounted  for
            according to the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). Management of DHB classified all its marketable securities as held for investment and, accordingly, unrealized gains and losses are reflected in the equity section of the balance sheet.

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

            Research and development expenses

                  Research  and  development  expenses are expensed as incurred.
            The Company incurred approximately $317,000, $825,000, and $523,000 of research and development costs in 2000, 1999, and 1998 respec-tively.

            Advertising expenses

                  The cost of advertising  is expensed as incurred.  The Company
            incurred  approximately  $728,000,   $1,062,000,   and  $642,000  of
            advertising costs in 2000, 1999, and 1998 respectively.

            Earnings per share

                  The Company  adopted SFAS no. 128,  "Earnings Per Share" which simplifies the computation of earnings per share and required the presentation of basic and diluted earnings per share. Basic income per share amounts are based on the weighted average number of shares of common stock outstanding. Diluted income per share amounts are based on the weighted average number of shares of common stock and stock options outstanding during the years presented.

Note 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

            Comprehensive income (loss)

                  Effective  January 1, 1998, the Company  adopted the provision of statement No. 130, Reporting comprehensive income that modifies the financial presentation of comprehensive income and its components. In accordance with this Statement, a Consolidated
            Statement of Comprehensive Income is included in the Consolidated financial statements to present all changes in Stockholders' equity in the periods presented other than changes resulting from transactions relating to the Company's stock.

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

Note 2      SUPPPLEMENTAL CASH FLOW INFORMATION

                 Cash paid for:      2000         1999       1998
                                    -------     -------     -------
                    Interest        124,757     355,160     308,282
                    Taxes            29,131      63,933      78,877

                  On March 10, 2000,  the Company sold LEC and DHB KK for a cash payment of approximately $4.234 million. During the year ended December 31, 1998, the Company purchased LAP and the Electronics Group for a cash payment of approximately $4,924,073 million net of cash acquired.

Note 3      BUSINESS ACQUISITIONS

                  In  1998,  the  Company  purchased  the  common  stock  of two privately  held Delaware  corporations,  Lanxide Armor Products Inc.
            (LAP) and Lanxide Electronic Components Inc. (LEC) and one Japanese company, DHB KKK for a cash payment of approximately $4,924,073 million net of cash acquired. The purchase price was funded by an additional loan from the Company's majority shareholder. LAP specializes in the design, development and manufacture of ceramic/metal matrix composites for protective armor applications. LEC and DHB KK are a leading supplier of silicon carbide / aluminum composites for heat management applications in the electronics industry. This transaction was accounted for as a purchase. On March 10, 2000 the Company sold its Electronics Division for a cash payment of $4.234 million.

Note 4      MARKETABLE SECURITIES/NON-MARKETABLE SECURITIES

                  The  following is a comparison of the cost and market value of marketable securities included in current assets:

                                      2000        1999        1998
                                      ----        ----        ----

            Cost                    $652,207      $ 0       $476,361
            Unrealized gain         (283,211)      --         52,967
                                    --------      ----      --------
            Market Value            $368,996      $ 0       $529,328
                                    ========      ====      ========


Note 5      INVENTORIES

            Inventories consist of the following:


                                              2000           1999             1998
                                              ----           ----             ----

            Finished goods                $ 2,225,136     $ 3,376,747     $ 7,901,221
            Work in process                 5,365,685       1,889,701       5,533,648
            Raw materials and supplies      6,706,238       5,001,428       6,566,678
                                           ----------     -----------     -----------
                 Sub-total                 14,297,059      10,267,876      20,001,547
            Discontinued Operations                --      (1,222,023)     (1,937,931)
                                          -----------     -----------     -----------
                                          $14,297,059     $ 9,045,853     $18,063,616
                                          ===========     ===========     ===========



Note 6      PROPERTY, PLANT AND EQUIPMENT

                  A summary of property,  plant and  equipment and the estimated lives used in the computation of depreciation is as follows:


                                                                                 Estimated
                                                     2000            1999       useful life
                                                     ----            ----       -----------

            Land                                          --     $   47,500         --
            Buildings                                     --        427,500       39  years
            Machinery and equipment                1,767,158      5,012,360     5-30  years
            Furniture, fixtures and
            computer equipment                     1,173,909        828,552     5-7   years
            Transportation equipment                 391,016        234,270     3-5   years
            Leasehold improvements                   751,062        688,560     5-31.5 years
                                                  ----------     ----------
                                                   4,083,145      7,238,742
            Less accumulated depreciation and
            amortization                           2,142,812      2,119,578
                                                  ----------     ----------
                                                   1,940,326      5,119,164
            Discontinued Operations                       --      2,866,471
                                                  ----------     ----------
                                                  $1,940,326     $2,252,693
                                                  ==========     ==========



Note 7      NOTES PAYABLE - BANK

                  Notes   payable  -  bank  were  due  in  April  1999  and  was
            collateralized by the assets of the Company. The weighted average interest rate on these borrowings was approximately 12% at December 31, 1999. The entire indebtedness was repaid in March 2000 using the proceeds from the sale of the DHB Electronics Group.

Note 8      NOTES PAYABLE STOCKHOLDER

                  These  notes bear  interest  at 12% per annum and are due,  as extended, in November 2002.

Note 9      LONG-TERM DEBT



                       Long-term debt consists of the following:                  2000         1999
                                                                                  ----         ----

            Capital  lease  obligation   payable  in  monthly  payments  of     $121,324     $169,519
            $5,281  this  note  is   collateralized  by  certain  equipment
            originally costing $250,000

            Note  payable in monthly  installments  of $4,729  inclusive of            -      153,500
            interest at 5.1%.
                                                                                  37,780       63,378
            Other
                                                                                 159,104      386,397
            Less current portion                                                 143,748      152,815
                                                                                --------      -------

            Total long term debt                                                $ 15,356     $233,582
                                                                                ========     ========



                       Long-term debt matures as follows:

                       2001                            $143,748
                       2002                               7,286
                       2003                               2,765
                       2004                               5,305
                                                       --------
                          Total                        $159,104
                                                       ========

Note 10     STOCKHOLDERS' EQUITY

            Common and preferred stock

                  DHB has 100,000,000  shares  authorized of its $.001 par value
            Common. In addition, DHB is authorized to issue 1,500,000 shares of Class A 10% convertible Preferred Stock, none of which was issued and outstanding at December 31, 2000 and 1999. On December 1, 2000 the Board of Directors announced the directive to the Company to purchase up to two million shares of its common stock in the open market, from time to time, at its discretion.

            Earnings Per share

                  Earnings  per  common  share  calculations  are  based  on the weighted average number of common shares outstanding during each period; 32,219,376, 25,866,880 and 24,982,394 for the years ended
            December 31, 2000, 1999, and 1998, respectively. Calculations for diluted earnings per share are based on the weighted average number of outstanding common shares and common share equivalents during the periods; 34,086,963, 29,511,115, and 29,685,262 for the years ended
            December 31, 2000, 1999 and 1998, respectively.



                                                    Income (loss)       Shares         Per Share
                                                    (numerator)      (denominator)       Amount
                                                    -------------    -------------     ---------

        Basic EPS
          Income From continuing operations-2000    $  5,796,778      32,219,376          $ 0.18
                                                    ------------     -----------          ------
        Diluted EPS                                 $  5,796,778      34,086,963          $ 0.17
                                                    ============     ===========          ======

        Basic EPS
          Loss from continuing operations-1999      $(22,340,237)     25,866,880          $(1.24)
                                                    ------------     -----------          ------
        Diluted EPS                                 $(22,340,237)     25,866,880          $(1.24)
                                                    ============     ===========          ======

        Basic EPS
          Earnings from continuing operations-1998  $  1,779,823      24,982,394          $0.005
                                                    ------------     -----------          ------
        Diluted EPS                                 $  1,779,823      24,982,394          $0.005
                                                    ============     ===========          ======



                  Stock  options  outstanding  of  5,209,500,   3,644,236,   and
            3,216,188 at December 31, 2000, 1999, and 1998, respectively, have not been included in diluted earnings per common share because to do so would have been anti-dilutive for the periods presented.


            Stock option plan

                  The Company adopted a 1995 Stock Option Plan pursuant to which the Board of Directors was authorized to award options to purchase up to 3,500,000 shares of Common Stock to selected officers, employees, agents, consultants and other persons who render services to the Company.

            Stock warrants

                  In 2000,  the board of  directors  awarded  two key  employees warrants which vest over four to five years and are exercisable at $2.00 per share. Pursuant to employment agreements (See Note 14), the Company has 3,750,000 stock warrants outstanding exercisable at $2.33 per share and expiring in 2006 and 3,750,000 stock warrants at $1.00 and vesting 20% immediately and in 20% annual increments thereafter. The warrants expire in July 2010. During 1999, the three members of the board were awarded 25,000 warrants exercisable at $3.25 for three years for serving as a board member.

Note 11     DISCONTINUED OPERATIONS.

                  In October 1999, the Company announced its strategic  decision to discontinue the operations of its LAP and the Electronics Group (LEC and DHB KK). LAP operations where shut down in October 1999 while the Electronics Group was sold on March 10, 2000 for a sales price of $4.234 million, less the outstanding long-term debt. The results of the closure of LAP and the Electronics Group have been reported separately as discontinued operations. Prior year financial statements have been restated to present LAP and the Electronics Group as a discontinued operation. The components of net assets of the discontinued operations included in the balance sheet as of December 31, 1999 are as follows:




                                                                                                     1999
                                                                                                     ----

            Current assets (mainly trade receivables and inventory)                               $1,865,454
            Accounts payable and accrued expenses                                                    896,552
                                                                                                  ----------
            Net current assets                                                                       968,902
                                                                                                  ----------
            Property, plant and equipment, net                                                     2,866,471

            Other non-current assets                                                                  93,607
                                                                                                  ----------
            Net Long-term assets                                                                   2,960,078
                                                                                                  ----------

            The condensed statements of operations relating to the discontinued
             operations are presented below
                                                                                      2000            1999
                                                                                      ----            ----

            Net Sales                                                               $401,299      $7,514,541
            Cost and expenses                                                       (918,587)     11,753,341
                                                                                    --------      ----------
            Loss before income taxes                                                (517,288)     (4,238,800)
            Gain (Loss) on Disposal                                                  857,860      (5,475,491)
                                                                                    --------      ----------
            Net Income (Loss)                                                        340,572      (9,714,291)
                                                                                    --------      ----------



Note 12     HURRICANE LOSSES

                  On October 15,  1999,  the office and  manufacturing  facility located in Oakland Park, Florida suffered extensive damage due to hurricane Irene. Substantial damage was done to the building as well as inventory. The Company currently has a lawsuit with their insurance carrier and agent to recover some of the loss, but as of today no agreement has been reached. The Company expensed the entire loss in October 1999 and has not recorded a receivable for any amount, which may be due from the insurance companies.


Note 13     RELATED PARTY TRANSACTIONS


                  A summary of related  party  transactions  for the years ended
            December 31, 2000, 1999 and 1998 is as follows:


                                                                    2000           1999           1998
                                                                    ----           ----           ----

            Interest, rental, professional and other
            expenses paid or accrued to  DHB's majority
            stockholder                                        3,528,995      5,064,765        992,359




                  The Company leases a warehouse and manufacturing facility from a partnership indirectly owned by the majority stockholder of DHB pursuant to a lease expiring December 31, 2010 with a annual rental of approximately $607,353 and 6% increases per annum.

Note 14     RISKS AND UNCERTAINTIES

                  The  Company  maintains  cash  balances  at various  financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company's accounts at these institutions may, at times, exceed the federally insured limits. The Company has not experienced any losses in such accounts.

                  Approximately  64%,  35% and 22% for the years ended  December
            31, 2000, 1999 and 1998, respectively, of DHB's sales were made to the United States Government or its agencies.

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


Note 15     FAIR VALUES OF FINANCIAL INSTRUMENTS

                  The Company's  financial  instruments  include cash,  accounts receivable, accounts payable and long-term debt. The carrying values of cash, accounts receivable, accounts payable and long-term debt approximate their fair values.


Note 16     SEGMENT INFORMATION:

                  As  described  in detail  above,  the Company  operates in two principal segments: Ballistic-resistant equipment and Protective athletic/medical equipment. The Company disposed of the Electronics Group in March 2000, and closed its hard armor company, LAP in October 1999. These two divestitures are accounted for as discontinued operations. Financial information on the Company's business segments was as follows:



Net Sales                                      2000                1999              1998
---------                                      ----                ----              ----

Ballistic-resistant equipment               $64,720,773        $30,358,537       $28,695,127
Electronic components/LAP                       401,299          8,441,393         8,398,107
Protective athletic & medical equipment       5,296,799          6,236,438         8,388,544
                                            -----------        -----------       -----------
                                             70,418,871         45,036,368        45,481,778
Less inter-segment sales                             --         (2,381,099)       (3,647,353)
Less discontinued operations (3)               (401,299)        (7,514,541)       (8,761,007)
                                            -----------        -----------       -----------
Consolidated Net Sales                      $70,017,572        $35,140,728       $33,073,418
                                            ===========        ===========       ===========

Income from Operations
Ballistic-resistant equipment               $10,591,126        $(9,629,504)      $ 2,485,395
Electronic components                          (517,288)        (1,835,137)         (782,908)
Protective athletic & medical equipment        (166,114)        (2,390,834)        1,207,743
Corporate and Other (1)                      (2,225,757)        (2,824,826)       (1,508,027)
                                            -----------        -----------       -----------
     Sub-total                                7,681,967        (16,680,301)        1,402,203
Income (loss) from discontinued
operations (3)                                  517,288         (6,809,082)        1,451,216
                                            -----------        -----------       -----------
Consolidated Operating Income               $ 8,199,255        $(9,871,219)      $ 2,853,419
                                            ===========        ===========       ===========

Identifiable Assets (2)
Ballistic-resistant equipment               $22,383,129        $14,283,739       $23,743,604
Electronic components                               ---          6,177,019         5,749,438
Protective athletic & medical equipment       3,517,194          3,335,253         8,844,627
                                            -----------        -----------       -----------
                                             25,900,323         23,796,011        38,337,669
Corporate and Other                           2,155,948            400,038         4,641,566
                                            -----------        -----------       -----------
Consolidated Net Assets                      28,056,271         24,196,049        42,979,235
Discontinued operations (3)                                     (4,825,532)       (5,568,122)
Assets held for sale                                 --          3,928,980         3,952,697
                                            -----------        -----------       -----------
Adjusted Net Assets                         $28,056,271        $23,299,497       $41,363,810
                                            ===========        ===========       ===========

                  Foreign  sales  accounted  for 2%, 17%,  and 12%, of the total revenues for the years ended December 31, 2000, 1999 and 1998, respectively. Foreign identifiable assets accounted for 1%, 13%, and 5% of the total assets at December 31, 2000, 1999 and 1998, respectively.

      (1)   Corporate and Other includes corporate general and administrative expenses.
      (2)   Corporate assets are principally cash, marketable securities, and deferred charges.
      (3)   Discontinued  operations included the Companies sold, LEC and DHB KK as well as the loss from the shutdown of the LAP plant.

Note 17     COMMITMENTS AND CONTINGENCIES

            Leases

                  The company has non-cancelable  operating leases, which expire through 2010. These leases generally require the Company to pay certain costs, such as real estate taxes.

                  Future minimum lease commitments  (excluding  renewal options)
            under non-cancelable leases are approximately:

                  Years Ending
                  2001                    $  966,000
                  2002                     1,045,000
                  2003                     1,035,000
                  2004                     1,076,000
                  2005                     1,119,000
                  Thereafter               1,075,000
                                          ----------
                                          $6,316,000
                                          ==========

                  Rent and real estate tax expense on  operating  leases for the
            years  ended   December   31,   2000,   1999  and  1998   aggregated
            approximately $1,417,000, $1,684,000 and $1,917,000, respectively.

            Employment agreements

                  The Company is committed  under an employment  agreement  with its majority stockholder, which expires in July 2006 and provides for an annual salary of $500,000 and annual increases of $50,000 thereafter. In addition, the contract provides 3,750,000 stock warrants at $1.00, which vest 20% immediately and in 20% annual increments thereafter. The warrants expire in July 2010.

            Litigation

                  In  October  1999,  certain  agencies  of  the  United  States government began a preliminary investigation of the Company's employment practices, amongst other things. In April 2000, U.S.
            Department of Justice notified the Company that it had terminated its investigation and that no criminal prosecution was contemplated.

                  The Company is subject to other legal  proceedings and claims, which have risen in the ordinary course of its business and have not been finally adjudicated. These actions when ultimately concluded and determined will not, in the opinion of management, have a material adverse effect on the results of operations or the financial condition of the Company.

Note 18     INCOME TAXES

            Components of income taxes are as follows:

                                    2000          1999        1998
                                    ----          ----        ----
            Federal
               Current             $      0     $     0     $      0
               Deferred                   0           0      605,000
                                   --------     -------     --------
                  Total federal           0           0      605,000

            State
               Current              129,999      67,385       28,650
               Deferred                   0           0            0
                                   --------     -------     --------
                                    129,999      67,385       21,650

                  Total state      $129,999     $67,385     $ 21,650
                                   ========     =======     ========

A reconciliation of the statutory federal income tax rates to the Company's effective tax rate for the years ended December 31 is as follows:



                                                                                 2000          1999          1998
                                                                                 ----          ----          ----

                Statutory U.S. income tax rate                                    34%          -34%           34%

                Decrease resulting from:
                     Utilization of net operating loss carryforwards             -34%

                Increase resulting from:
                     State and local income taxes, net of federal benefits      2.10%                       1.60%
                     Non-availability of net operating loss carryforwards          0%           34%            0%
                                                                                ----           ---          ----

                Effective tax rate                                              2.10%            0%        35.60%
                                                                                ====           ===         =====



The significant components of deferred tax assets and liabilities as of December 31, were as follows:



                                                                       2000             1999                  1998
                                                                       ----             ----                  ----

  Net operating loss carryforwards                                  $ 8,840,000      $10,920,000           $1,000,000
  Accounts receivable reserve                                           222,000           85,000              172,000
  Write down of marketable securities                                   520,000          212,000                    0
  Write down of non-marketable securities                               448,000          234,000              213,000
  Write down of investment in                                           520,000          340,000                0,000
                                                                    -----------      -----------           ----------
                                                                     10,550,000       11,791,000            1,385,000

Less valuation allowance                                             10,120,700       11,347,000                    0
                                                                    -----------      -----------           ----------
Net deferred tax asset                                              $   429,300      $   444,000           $1,385,000
                                                                    ===========      ===========           ==========



                     DHB CAPITAL GROUP INC. AND SUBSIDIARIES
                     SCHEDULE II TO THE FINANCIAL STATEMENTS
                        VALUATION AND QUALIFYING ACCOUNTS
                        DECEMBER 31, 2000, 1999 AND 1998


Allowances deducted from related balance sheet accounts:

                                                              Investment     Net Write
                                                              in Non-        Down of
                                 Accounts                     marketable     investment in
                                 Receivable     Inventory     securities     subsidiaries
                                 ----------     ---------     ----------     -------------

Balance at December 31, 1997     $353,230             $ 0     $  628,000     $  529,579

Additions charged to
     costs and expenses           154,509

Subtractions charged to
     costs and expenses                 -               -              -              -
                                 --------        --------     ----------     ----------

Balance at December 31, 1998     $507,739        $      0     $  628,000     $  529,579
                                 ========        ========     ==========     ==========

Additions charged to
     costs and expenses           250,002         624,898        688,750      1,000,000

Subtractions charged to
     costs and expenses                 -               -              -              -
                                 --------        --------     ----------     ----------

Balance at December 31, 1999     $757,741        $624,898     $1,316,750     $1,529,579

Additions charged to
     costs and expenses            36,000

Subtractions charged to
     costs and expenses           140,357               -              -              -
                                 --------         -------     ----------     ----------
Balance at December 31, 2000     $653,384        $624,898     $1,316,750     $1,529,579
                                 ========        ========     ==========     ==========


SIGNATURES

Pursuant to the requirements of Section 13 or 15(D) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this the 16th day of March 2001.

                                        DHB Capital Group Inc.

                                        /s/ DAVID BROOKS
                                            -----------------------
                                            David H. Brooks
                                            Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                        Capacity                     Date
---------                        --------                     ----

/s/ DAVID H. BROOKS     Chairman of the Board,           March 24, 2000
-------------------     and Director
    David H. Brooks


/s/ DAWN SCHLEGEL       Treasurer                        March 24, 2000
-----------------       Principal Financial Officer
    Dawn Schlegel       Principal Accounting Officer


/s/ MORTON COHEN        Director                         March 24, 2000
----------------
    Morton Cohen

Item 13 (a) Exhibits.



Exhibit     Description
-------     -----------

3.1         Certificate of Incorporation of DHB Capital Group Inc., a Delaware corporation (hereinafter,
            "DHB".)                                                                                              1

3.2          Certificate of Amendment to Certificate of Incorporation of DHB filed December 31, 1996             2

3.3         By-laws of DHB                                                                                       1

4.3         Form of Warrant Agreement with respect to all Outstanding Warrant together                           3

10.1        Employment Agreement dated July 1, 2000 between DHB and David Brooks

10.2        Promissory Note between the Company and David Brooks dated November 6, 2000                          1

10.3        1995 Stock Option Plan                                                                               4

10.4        Transfer Agreement, dated as of February 6, 1998 by and among Lanxide Corporation, DHB Capital
            Group, Inc., Lanxide Armor Products, Inc. Lanxide Electronic Components, Inc.  and Lanxide
            Technology Company, L.P.                                                                             5

10.5        Sale agreement date March 10, 2000 with DHB and DMC2 Electronic Components - incorporated by
            reference in the Company's filing of Form 8-K                                                        6

10.6        Lease agreement dated January 1, 2001 between Point Blank Body Armor and VAE Enterprises.

10.7        Lease agreement dated April 15, 2001 between DHB Capital Group and A&B Holdings, Inc.

21          List of Subsidiaries

            Notes to Exhibit Table:

1           Incorporated by reference to the Company's Definitive Proxy Material filed with the Commission in connection with the Special Meeting in Lieu of Annual Meeting of Shareholders of the Company held on February 15, 1995.

2           Incorporated by reference to Post-Effective Amendment No.#2 to Registration Statement 33-59764, on
            Form SB-2, File # filed on Jan 31, 1997.

3           Incorporated by reference to the Company's Registration Statement on Form SB-2, No. 33-59764,
            which became effective on May 14, 1993.

5           Incorporated by reference to Current Report on Form 8-K filed February 25, 1998.

4           Incorporated by reference to Registration Statement on Form S-8 filed on or about October 1, 1995.

6           Incorporated by reference to the Current Report on Form 8-K dated March 23, 2000.
