Form 10-Q
period 2001-03-31
DHB CAPITAL GROUP INC /DE/
filed 2001-05-08
CIK 899166

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


                              FOR THE QUARTER ENDED
March 31, 2001                                       Commission File No. 0-22429


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


                                Yes [ X ] No [ ]


As of April 23, 2001, there were 31,459,547 shares of Common Stock, $.001 par value outstanding.

================================================================================

                                    CONTENTS


                                                                            PAGE

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheet as of March 31, 2001 and December 31, 2000         2

Unaudited Consolidated Statements of Income and Retained Earnings
     For The Three Months Ended March 31, 2001, 2000 and 1999                 3

Unaudited Consolidated Statements of Cash Flows For The Three Months
     Ended March 31, 2001, 2000 and 1999                                      4

Unaudited Notes to Consolidated Financial Statements                          5

Item 2. Management's Discussion and Analysis of Results of Operations
     and Financial Condition                                                 5-6

PART II  OTHER INFORMATION                                                    7

Signatures                                                                    7



                     DHB CAPITAL GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                   Unaudited
                                                                   March 31,     December 31,
                                 ASSETS                              2001            2000
                                 ------                          -----------     ------------

CURRENT ASSETS
Cash and cash equivalents                                        $   683,214       $  566,887
Marketable securities                                                712,645          368,996
Accounts receivable, less allowance for doubtful accounts of
$689,384 and $653,384                                              6,951,939        8,121,188
Inventories                                                       17,238,926       14,297,059
Prepaid expenses and other current assets                            839,200        1,091,952
                                                                 -----------      -----------
Total Current Assets                                              26,425,924       24,446,082
                                                                 -----------      -----------

PROPERTY AND EQUIPMENT, net                                        2,001,455        1,940,326
                                                                 -----------      -----------

OTHER ASSETS
Investments in non-marketable securities                             941,750          941,750
Deferred tax assets                                                  429,300          429,300
Deposits and other assets                                            298,350          298,813
                                                                 -----------      -----------
Total Other Assets                                                 1,669,400        1,669,863
                                                                 -----------      -----------

TOTAL ASSETS                                                     $30,096,779      $28,056,271
                                                                 ===========      ===========

CURRENT LIABILITIES
Accounts payable                                                 $13,686,150      $11,257,987
Accrued expenses and other current liabilities                     4,878,262        5,547,759
Current maturities of long term debt                                  76,672          143,748
                                                                 -----------      -----------
Total Current Liabilities                                         18,641,084       16,949,494
                                                                 -----------      -----------

LONG TERM LIABILITIES
Long term debt, net of current maturities                             14,157           15,356
Note Payable - stockholder                                        16,046,469       16,046,469
                                                                 -----------      -----------
Total Long Term Debt                                              16,060,626       16,061,825
                                                                 -----------      -----------

Total Liabilities                                                 34,701,710       33,011,319

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
Common stock $.001 par value, 100,000,000 shares
authorized, 31,463,947 issued and outstanding                         31,464           31,674
Additional paid in capital                                        23,869,881       24,535,500
Accumulated deficit                                              (28,192,903)     (29,215,460)
Other comprehensive income (loss)                                   (313,373)        (306,762)
                                                                 -----------      -----------
STOCKHOLDERS' DEFICIENCY                                          (4,604,931)      (4,955,048)
                                                                 -----------      -----------
TOTAL LIABILITIES & STOCKHOLDERS DEFICIENCY                      $30,096,779      $28,056,271
                                                                 ===========      ===========

                                  See accompanying notes to financial statements.



                    DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED STATEMENTS OF
                         INCOME AND ACCUMULATED DEFICIT
                      FOR THE THREE MONTHS ENDED MARCH 31,


                                                         2001              2000              1999
                                                         ----              ----              ----

Net sales                                            $ 20,174,944      $ 13,575,648        $7,370,132
Cost of sales                                          15,223,433         9,594,341         4,697,820
                                                     ------------      ------------       -----------
Gross Profit                                            4,951,511         3,981,307         2,672,312
Selling, general and administrative expenses            3,333,258         2,886,689         1,941,518
                                                     ------------      ------------       -----------
Income before other income (expense)                    1,618,253         1,094,618           730,794
                                                     ------------      ------------       -----------
Other Expenses                                          (589,795)          (785,034)         (322,546)
                                                     ------------      ------------       -----------
Income from Continuing Operations                       1,028,458           309,584           408,248

Discontinued operations
Loss from discontinued operations                                          (517,288)         (333,871)
Gain on disposal of discontinued operations                     -           857,860                 -
                                                     ------------      ------------       -----------
Total income (loss) from discontinued operations                -           340,572          (333,871)

Income before income taxes                              1,028,458           650,156            74,377
Income taxes                                                5,901            27,773            42,967
                                                     ------------      ------------       -----------
Net income                                              1,022,557           622,383            31,410
Accumulated Deficit Beginning                         (29,215,460)      (35,222,811)       (3,100,898)
                                                     ------------      ------------       -----------
Accumulated Deficit Ending                            (28,192,903)      (34,600,428)      $(3,069,488)
                                                     ============      ============       ===========

Earnings per common share
Basic shares                                                 .033              .019             0.001
                                                     ============      ============       ===========
Diluted shares                                               .028              .019             0.001
                                                     ============      ============       ===========


Weighted shares outstanding
Basic shares                                           31,230,898        32,332,181        25,555,440
Warrants                                                5,529,725                --         4,519,056
                                                     ------------      ------------       -----------
Diluted shares                                         36,760,623        32,332,181        30,074,496
                                                     ============      ============       ===========

                 See accompanying notes to financial statements.



                    DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,


CASH FLOWS FROM OPERATING ACTIVITIES                                 2001            2000            1999
                                                                     ----            ----            ----

Net Income (loss)                                                 $ 1,022,557     $   622,383     $    31,410

Adjustments to reconcile net income to net cash provided by
   operating activities:
   Depreciation and amortization                                      112,893         105,025         229,484
   Stock issued in settlement of a lawsuit                                 --              --         695,001
   Stock issued for services                                          109,680              --          70,000
  Unrealized loss on marketable securities                                 --              --        (115,853)
Changes in assets and liabilities
 (Increase) Decrease in:
   Accounts receivable                                              1,169,249       (378,362)         587,267
   Marketable securities                                             (343,649)             --         (77,019)
   Inventories                                                     (2,941,867)       (454,090)     (2,045,670)
   Prepaid expenses and other current assets                          252,752          (3,041)     (1,204,528)
   Deferred taxes                                                          --              --        (124,680)
   Deposits and other assets                                              192          28,279          24,253
 Increase (decrease) in:
   Accounts payable                                                 2,428,163         219,443         232,384
   Accrued expenses and other current liabilities                    (669,497)        412,263         861,552
                                                                  -----------     -----------     -----------
Net cash provided (used) by operating activities                    1,140,473         551,900        (836,399)
                                                                  -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Payments for purchase of assets of subsidiary, net of cash
   acquired                                                                --       3,933,980              --
   Payments made for property and equipment                          (173,751)       (160,034)       (178,289)
                                                                  -----------     -----------     -----------
Net Cash provided (used) by investing activities                     (173,751)      3,773,946        (178,289)
                                                                  -----------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds (repayments) of note payable- bank                             --      (5,000,000)        825,000
   Proceeds from shareholder note                                          --              --        (106,000)
   Principal payments on long-term debt                               (68,275)       (173,158)        (24,162)
   Other comprehensive income                                          (6,611)        (37,627)        (15,472)
   Purchase of treasury stock                                        (775,509)             --              --
Net proceeds from sale of common stock                                                691,125         100,000
                                                                  -----------     -----------     -----------
                                                                           --
Net cash provided by financing activities                            (850,395)     (4,519,660)        779,366
                                                                  ===========     ===========     ===========

NET DECREASE IN CASH AND EQUIVALENTS                                  116,327        (193,814)       (235,322)
CASH AND CASH EQUIVALENTS - BEGINNING                                 566,887         473,441         519,117
                                                                  -----------     -----------     -----------
CASH AND CASH EQUIVALENTS - END                                   $   683,214     $   279,626     $   283,795
                                                                  ===========     ===========     ===========

Supplemental cash flow information Cash paid for:
Interest                                                          $     6,606     $    88,272     $    92,112
Taxes                                                             $     4,704     $    23,829     $    43,327

                 See accompanying notes to financial statements.


                                       5


                              DHB CAPITAL GROUP INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTHS ENDED MARCH 31, 2001, 2000 AND 1999


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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

         Consolidated net sales increased 48% to $20,174,944 for the three months ended March 31, 2001 as compared to consolidated net sales of $13,575,648 for the three months ended March 31, 2000. This increase is attributable to the increase volumes from Military Customers for the Companies ballistic apparel. Gross profit improved by approximately one million dollars to $4,952,000 for the first quarter of 2001 versus $3,981,000 for the first quarter of 2000. Operating income also increased by 48% to approximately $1,618,000 for the first three months of 2001 over $1,095,000 for the first three months of 2000. These increases are a direct result of the manufacturing operating efficiencies resulting from higher sales volumes, volume discounts from our vendors as a result of the increases in our purchasing volumes, and management control of expenses.

         The effective tax rate for 2001 was nominal due to the utilization of net operating loss carryforwards. The Company has an estimated loss carryforward of $25 million, which can be utilized until 2019 to offset taxable income in those years.

         Net income increased to $1,023,000 for the three months ended March 31, 2001 as compared to $622,000 for the three months ended March 31, 2000 as a result of the increased sales volumes and operating efficiencies mentioned above.

THREE MONTHS ENDED MARCH 31, 2000, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999.

         Consolidated net sales increased 84% to $13,575,648 for the three months ended March 31, 2000 as compared to $7,370,132 for the three months ended March 31, 1999 primarily as a result of shipments on the "Interceptor Contract". The Interceptor Contract's is a current contract with the US Military expiring in 2004. Operating income rose to approximately $1,090,000 for the first quarter of 2000 versus $730,764 for the first quarter of 1999. The Company incurred legal fees during the first quarter of 2000 for cases, which have since been resolved. Net income was approximately $622,000 for the three months ended March 31, 2000 as compared to approximately $31,000 for the three months ended March 31, 1999. On March 10, 2000 the Company sold its Electronics Division. For the period ended March 31, 2000, the company showed a gain from discontinued operations of $340,572 as compared to a loss of $333,871 for the three months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary capital requirements over the next twelve months are to assist PACA, Point Blank, NDL, and Point Blank International in financing their working capital requirements. Working capital is needed to finance the receivables, manufacturing process and inventory. Working capital at March 31, 2001 was approximately $7.79 million as compared to $3.2 million at March 31, 2000. The current ratio at March 31, 2001 was 1.42 as compared to 1.44 as of December 31, 2000. The Company's cash flow statement showed net cash provided by operating activities for the three months ended March 31, 2001 of approximately $1,140,000 as compared to cash provided (used) by operating activities of approximately $552,000 and ($836,000) for the periods ended March 31, 2000 and 1999, respectively.

Cash, cash equivalents, and marketable securities totaled $683,214 at March 31, 2001 as compared to $279,626 at March 31, 2000. During the first quarter of 2001, the Company repurchased and retired 275,063 shares in the open market for an aggregate price of approximately $775,500.

EFFECT OF INFLATION AND CHANGING PRICES.

The Company did not experience any measurable increases in raw material prices during the three months ended March 31, 2001, 2000 and 1999. The Company believes it will be able to increase prices on its products to meet future price increases in raw materials, should they occur.

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

Dated April 23, 2001                         DHB CAPITAL GROUP INC.


                                             /s/ DAVID H. BROOKS
                                             -----------------------------------
                                             David H. Brooks
                                             Chief Executive Officer,
                                             Chairman of the Board, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the Registrant and in capacities and at the dates indicated:


     SIGNATURE                       CAPACITY                      DATE



/s/ DAVID H. BROOKS          Chief Executive Officer          April 23, 2001
-------------------          Chairman of the Board
    David H. Brooks




/s/ DAWN SCHLEGEL            Chief Financial Officer          April 23, 2001
-----------------
    Dawn Schlegel