Form 10-Q
period 2001-06-30
DHB CAPITAL GROUP INC /DE/
filed 2001-08-13
CIK 899166

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



                                 FOR THE QUARTER
                                      ENDED
                    June 30, 2001 Commission File No. 0-22429



                               DHB INDUSTRIES, INC
             (Exact name of Registrant as specified in its charter)



           DELAWARE                                     11-3129361
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation)



                555 WESTBURY AVENUE, CARLE PLACE, NEW YORK 11514
                    (Address of principal executive offices)



                  Registrant's telephone number: (516) 997-1155



FORMER  NAME,  FORMER  ADDRESS AND FORMER  FISCAL  YEAR,  IF CHANGED  SINCE LAST
REPORT:

                             DHB Capital Group Inc.
--------------------------------------------------------------------------------



Indicate by check whether the registrant (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                Yes [ X ] No [ ]


As of July 23, 2001, there were 31,339,847 shares of Common Stock, $.001 par value outstanding.

================================================================================

                                    CONTENTS



PART I Financial Information                                            PAGE
                                                                        ----

Item 1.  Financial Statements

Consolidated Balance Sheet as of June 30, 2001 and December 31,
         2000                                                            3

Unaudited Consolidated Statements of Income and Accumulated Deficit
        For The Three Months Ended June 30, 2001 and 2000                4

Unaudited Consolidated Statements of Operations and Accumulated
Deficit
        For The Six Months Ended June 30, 2001 and 2000                  5

Unaudited Consolidated Statements of Cash Flows
        For The Six Months Ended June 30, 2001 and 2000                  6

Unaudited Notes to Consolidated Financial Statements                     7

Item 2. Management's Discussion and Analysis of Results of
        Operations and Financial Condition                              7-9

PART II Other Information                                                9

Signatures                                                               10



                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                                              Unaudited
                                                                               June 30,          December 31,
                                 ASSETS                                         2001                2000
                                 ------                                       ---------          -----------

  CURRENT ASSETS
  Cash and cash equivalents                                                  $ 1,437,965         $   566,887
  Marketable securities                                                                -             368,996
  Accounts receivable, less allowance for doubtful accounts of
  $719,705 and $653,384                                                        7,533,421           8,121,188
  Inventories                                                                 17,005,297          14,297,059
  Prepaid expenses and other current assets                                    1,078,443           1,091,952
                                                                             -----------         -----------
  Total Current Assets                                                        27,055,126          24,446,082
                                                                             -----------         -----------

  PROPERTY AND EQUIPMENT, net                                                  1,955,250           1,940,326
                                                                             -----------         -----------

  OTHER ASSETS
  Investments in non-marketable securities                                       941,750             941,750
  Deferred tax assets                                                            429,300             429,300
  Deposits and other assets                                                      298,079             298,813
                                                                             -----------         -----------
  Total Other Assets                                                           1,669,129           1,669,863
                                                                             -----------         -----------

  TOTAL ASSETS                                                               $30,679,505         $28,056,271
                                                                             ===========         ===========

  CURRENT LIABILITIES
  Accounts payable                                                           $11,700,305         $11,257,987
  Accrued expenses and other current liabilities                               5,033,613           5,547,759
  Current maturities of long term debt                                           111,103             143,748
                                                                             -----------         -----------
  Total Current Liabilities                                                   16,845,021          16,949,494
                                                                             -----------         -----------

  LONG TERM LIABILITIES
  Long term debt, net of current maturities                                        2,593              15,356
  Note Payable - stockholder                                                  16,046,469          16,046,469
                                                                             -----------         -----------
  Total Long Term Debt                                                        16,049,062          16,061,825
                                                                             -----------         -----------

  Total Liabilities                                                           32,894,083          33,011,319

  COMMITMENTS AND CONTINGENCIES

  STOCKHOLDERS' DEFICIENCY
  Common stock $.001 par value, 100,000,000 shares authorized,
  31,360,347 issued and outstanding                                               31,360              31,674
  Additional paid in capital                                                  23,713,331          24,535,500
  Accumulated deficit                                                        (25,890,339)        (29,215,460)
  Other comprehensive income (loss)                                              (68,930)           (306,762)
                                                                             -----------         -----------
  STOCKHOLDERS' DEFICIENCY                                                    (2,214,578)         (4,955,048)
                                                                             -----------         -----------
  TOTAL LIABILITIES & STOCKHOLDERS DEFICIENCY                                $30,679,505         $28,056,271
                                                                             ===========         ===========

                 See accompanying notes to financial statements.



                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
       UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                       FOR THE THREE MONTHS ENDED JUNE 30,


                                                                    2001              2000
                                                                    ----              ----

Net sales                                                        $23,513,811       $16,128,373

Cost of sales                                                     17,308,556        11,516,371
                                                                 -----------       -----------

Gross Profit                                                       6,205,255         4,612,002

Selling, general and administrative expenses                       3,090,487         2,814,800
                                                                 -----------       -----------

Income before other income (expense)                               3,114,768         1,797,202
                                                                 -----------       -----------

Other Expenses                                                      (678,005)         (762,998)
                                                                 -----------       -----------

Income before income taxes                                         2,436,763         1,034,204

Income taxes                                                         134,199            22,878
                                                                 -----------       -----------

Net income                                                         2,302,564         1,011,326

Accumulated Deficit Beginning                                    (28,192,903)      (34,600,428)
                                                                 -----------       -----------

Accumulated Deficit Ending                                       (25,890,339)      (33,589,102)
                                                                 ===========       ===========

Earnings per common share
Continuing Operations
     Basic shares                                                     $0.074            $0.032
                                                                 ===========       ===========
     Diluted shares                                                   $0.066            $0.032
                                                                 ===========       ===========
Discontinued Operations
     Basic shares                                                       -  -              -  -
                                                                 ===========       ===========
     Diluted shares                                                     -  -              -  -
                                                                 ===========       ===========

Weighted shares outstanding
Basic shares                                                      31,275,585        32,343,941
Warrants                                                           3,707,806                 -
                                                                 -----------       -----------

Diluted shares                                                    34,983,391        32,343,941
                                                                 ===========       ===========

                See accompanying notes to financial statements.



                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
      UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                        FOR THE SIX MONTHS ENDED JUNE 30,

                                                                     2001              2000
                                                                     ----              ----

Net sales                                                        $43,688,755       $29,704,021

Cost of sales                                                     32,531,989        21,110,712
                                                                 -----------       -----------

Gross Profit                                                      11,156,766         8,593,309

Selling, general and administrative expenses                       6,423,853         5,701,489
                                                                 -----------       -----------

Income before other income (expense)                               4,732,913         2,891,820
                                                                 -----------       -----------

Other Expenses                                                    (1,267,692)       (1,548,032)
                                                                 -----------       -----------

Income (Loss) from Continuing Operations                           3,465,221         1,343,788

Discontinued operations
Loss from discontinued operations                                                     (517,288)
Gain on disposal of discontinued operations                                -           857,860
                                                                 -----------       -----------
Total income (loss) from discontinued operations                           -           340,572
                                                                 -----------       -----------

Income (loss) before income taxes                                  3,465,221         1,684,360

Income taxes                                                         140,100            50,651
                                                                 -----------       -----------

Net income (loss)                                                  3,325,121         1,633,709

Accumulated Deficit Beginning                                    (29,215,460)      (35,222,811)
                                                                 -----------       -----------

Accumulated Deficit Ending                                       (25,890,339)      (33,589,102)
                                                                 ===========       ===========

Earnings (loss) per common share Continuing Operations:
     Basic shares                                                     $0.106            $0.042
                                                                 ===========       ===========
     Diluted shares                                                   $0.093            $0.042
                                                                 ===========       ===========
Discontinued Operations:
     Basic shares                                                       -  -            $0.011
                                                                 ===========       ===========
     Diluted shares                                                     -  -            $0.011
                                                                 ===========       ===========

Weighted shares outstanding
Basic shares                                                      31,316,940        32,338,061
Warrants                                                           4,606,148                 -
                                                                 -----------       -----------
Diluted shares                                                    35,923,088        32,338,061
                                                                 ===========       ===========

                See accompanying notes to financial statements.



                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,


CASH FLOWS FROM OPERATING ACTIVITIES                                             2001           2000
                                                                                 ----           ----


Net Income (loss)                                                          $ 3,325,121     $ 1,633,709

Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                               254,066         210,801
   Stock issued in settlement of a lawsuit                                          --              --
   Stock issued for services                                                   114,918          32,600
Changes in assets and liabilities (Increase) Decrease in:
   Accounts receivable                                                         587,767         492,385
   Marketable securities                                                       368,996              --
   Inventories                                                              (2,708,238)     (2,360,317)
   Prepaid expenses and other current assets                                    13,509          56,871
   Deferred taxes                                                                   --              --
   Deposits and other assets                                                       192         138,645
Increase (decrease) in:
   Accounts payable                                                            442,318      (1,720,229)
   Accrued expenses and other current liabilities                             (514,146)      2,776,564
   State income taxes payable                                                       --              --
                                                                           -----------     -----------
Net cash provided (used) by operating activities                             1,884,503       1,261,029
                                                                           -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Payments for purchase of assets of subsidiary, net of cash acquired                       3,933,980
   Payments made for property and equipment                                   (268,448)       (312,581)
                                                                           -----------     -----------
Net Cash provided (used) by investing activities                              (268,448)       3,621,399
                                                                           -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds (repayments) of note payable- bank                                              (5,000,000)
   Principal payments on long-term debt                                        (45,408)       (257,095)
   Comprehensive income                                                        237,832         (58,022)
   Purchase of treasury stock                                                 (937,401)        (31,026)
   Stock warrant exercised                                                          --              --
Net proceeds from sale of common stock                                              --         691,124
                                                                           -----------     -----------
Net cash provided (used) by financing activities                              (744,977)     (4,655,019)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                871,078         227,409
CASH AND CASH EQUIVALENTS - BEGINNING                                          566,887         473,441
                                                                           -----------     -----------
CASH AND CASH EQUIVALENTS - END                                             $1,437,965       $ 700,850
                                                                           ===========     ===========

Supplemental cash flow information Cash paid for:
Interest                                                                       $12,196         $88,272
Taxes                                                                          $ 9,844         $26,206

                See accompanying notes to financial statements.

                               DHB INDUSTRIES, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000


ITEM 1. BASIS OF PRESENTATION

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



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001, COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000.

         Consolidated net sales increased 46% to approximately $23.5 million for the three months ended June 30, 2000 as compared to approximately $16.1 million for the three months ended June 30, 2000. This increase is attributable to the increase volumes from Military Customers for the Company's ballistic apparel. Gross Profit decreased 3% to 26% for the second quarter 2001 as compared to 2000 due to the lower margins on military contracts. During the second quarter, cost controls and manufacturing efficiencies resulted in operating margins expanding over 50% - from 6.4% in the second quarter of 2000 to 10.4% in quarter just ended. Operating income rose to $2.3 million for the second quarter of 2001 versus $1 million for the second quarter of 2000. Net income was approximately $2.3 million for the three months ended June 30, 2001 as compared to approximately $1 million for the three months ended June 30, 2000. The Company's tax expense remains minor due to the utilization of net operating loss carryforwards.


SIX MONTHS ENDED JUNE 30, 2001, COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000.

Revenues for the first six months surged to $43.7 million or 47% above the $29.7 million posted during the six-month period last year due to increased volumes from military customers for the Company's ballistic apparel. Gross profit increased $2.6 million to $11.2 million for the first half of 2001, but declined as a percentage of net sales to 25.5% from 28.9% in the first half of 2000 due to lower margins on military contracts. For the six months ending June 30, 2001 operating income rose nearly $2 million to $3.3 million from $1.3 million for the comparable period in the prior year. Net income was approximately $3.3 million for the six months ended June 30, 2001 as compared to $1.7 million for the six months ended June 30, 2000, a 104% improvement. The gross profit and income increases are a direct result of the manufacturing operating efficiencies resulting from higher sales volumes, volume discounts from our vendors as a result of the increases in our purchasing volumes, and management's control of expenses.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary capital requirements over the next twelve months are to assist PACA, Point Blank, NDL, and Point Blank International in financing their working capital requirements. Working capital is needed to finance the receivables, manufacturing process and inventory. Working capital at June 30, 2001 was approximately $10.2 million as compared $7.5 million at December 31, 2000. The current ratio at June 30, 2001 improved to 1.61 as compared 1.44 as of the calendar year-end. The Company's cash flow statement showed net cash provided by operating activities for the six months ended June 30, 2001 and June 30, 2000 was $1.9 million and $1.3 million respectively.

During the first six months of 2001, the Company repurchased and retired 349,663 shares in the open market for an aggregate price of approximately $937,401. During the first half of 2000, the company generated cash of $3.9 million from the sale of its Electronics Group, the proceeds, together with funds generated from operations were used to retire $5 million in bank indebtedness.

EFFECT OF INFLATION AND CHANGING PRICES.

The Company did not experience significant increases in raw material prices during the six months ended June 30, 2001 and 2000. The Company believes it will be able to increase prices on its products to meet future price increases in raw materials, should they occur.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains certain forward-looking statements and information relating to the Company that is based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this document, the words "anticipate," "believe," "estimate", "expect", "going forward", and the similar expressions, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.

PART II.  OTHER INFORMATION


ITEM 2. CHANGE IN SECURITIES

In May 2001, the Company granted stock warrants for 25,000 shares with an exercise price of $2.00 per share to each of its four directors.



ITEM 5. OTHER INFORMATION.

At a the annual meeting on July 20, 2001, DHB Capital Group's stockholders approved a change in the name of the Corporation to DHB Industries, Inc. The change in name was effective July 24, 2001 upon filing with the Delaware
Secretary of State. The Board feels that the new name more accurately reflects the nature of the Corporation's businesses and avoids any confusion associated with the perception that the Corporation is a venture capital or other financial service business.


ITEM 6. EXHIBITS AND REPORTS

NONE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.


Dated: August 3, 2001                           DHB CAPITAL GROUP INC.


                                                /s/ DAVID H. BROOKS
                                                ----------------------
                                                David H. Brooks
                                                Chairman of the Board,
                                                and Director

                                                /s/DAWN SCHLEGEL
                                                -----------------------
                                                Dawn Schlegel
                                                Chief Financial Officer