Form 10-Q
period 2001-09-30
DHB CAPITAL GROUP INC /DE/
filed 2001-11-14
CIK 899166

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            _________________________

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                              FOR THE QUARTER ENDED
September 30, 2001                                   Commission File No. 0-22429



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


                                 Yes [X] No [ ]


As of November 13, 2001, there were 31,396,497 shares of Common Stock, $.001 par value outstanding.

===============================================================================

                                    CONTENTS


                                                                            PAGE
                                                                            ----
PART I Financial Information


Item 1.  Financial Statements

Consolidated Balance Sheet as of September 30, 2001 and
December 31, 2000                                                             3

Unaudited Consolidated Statements of Income and Accumulated
Deficit For The Three Months Ended September 30, 2001 and 2000                4

Unaudited Consolidated Statements of Operations and
Accumulated Deficit For The Nine Months Ended September 30,
2001 and 2000                                                                 5

Unaudited Consolidated Statements of Cash Flows For The
Nine Months Ended September 30, 2001 and 2000                                 6

Unaudited Notes to Consolidated Financial Statements                          7

Item 2. Management's Discussion and Analysis of Results of Operations
and Financial Condition                                                     7-9

PART II Other Information                                                     9

Signatures                                                                   10


                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                         Unaudited
                                                       September 30,       December 31,
                               ASSETS                       2001               2000
                               ------                  -------------       ------------

CURRENT ASSETS
Cash and cash equivalents                                $   191,869        $   566,887
Marketable securities                                              -            368,996
Accounts receivable, less allowance for doubtful
accounts of $719,705 and $653,384                          9,926,917          8,121,188
Inventories                                               21,518,141         14,297,059
Prepaid expenses and other current assets                  1,583,345          1,091,952
                                                         -----------        -----------
Total Current Assets                                      33,220,272         24,446,082
                                                         -----------        -----------

PROPERTY AND EQUIPMENT, net                                1,902,395          1,940,326
                                                         -----------        -----------

OTHER ASSETS
Investments in non-marketable securities                     941,750            941,750
Deferred tax assets                                          409,300            429,300
Deposits and other assets                                    297,809            298,813
                                                         -----------        -----------
Total Other Assets                                         1,648,859          1,669,863
                                                         -----------        -----------

TOTAL ASSETS                                             $36,771,526        $28,056,271
                                                         ===========        ===========

CURRENT LIABILITIES

Accounts payable                                         $13,684,746        $11,257,987
Accrued expenses and other current liabilities             2,310,528          5,547,759
Current maturities of long term debt                         881,260            143,748
                                                         -----------        -----------
Total Current Liabilities                                 16,876,534         16,949,494
                                                         -----------        -----------

LONG TERM LIABILITIES
Revolving credit agreement - financial institution         8,206,363                  -
Long term debt, net of current maturities                  1,051,196             15,356
Note Payable - stockholder                                10,000,000         16,046,469
                                                         -----------        -----------
Total Long Term Debt                                      19,257,559         16,061,825
                                                         -----------        -----------

Total Liabilities                                         36,134,093         33,011,319


STOCKHOLDERS' EQUTY (DEFICIENCY)
Common stock $.001 par value, 100,000,000 shares
authorized, 31,396,947 issued and outstanding                 31,397             31,674
Additional paid in capital                                23,769,036         24,535,500
Accumulated deficit                                      (23,097,295)       (29,215,460)
Other comprehensive income                                   (65,705)          (306,762)
                                                         -----------        -----------
STOCKHOLDERS' EQUITY (DEFICIENCY)                            637,433         (4,955,048)
                                                         -----------        -----------
TOTAL LIABILITIES & STOCKHOLDERS
EQUITY                                                   $36,771,526        $28,056,271
                                                         ===========        ===========
(DEFICIENCY)

                 See accompanying notes to financial statements.


                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
       UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,


                                                    2001              2000
                                                ------------      ------------

Net sales                                       $ 24,009,436      $ 18,591,351

Cost of sales                                     17,280,550        13,033,727
                                                 -----------      ------------

Gross Profit                                       6,728,886         5,557,624

Selling, general and administrative expenses       3,281,775         3,062,033
                                                 -----------      ------------

Income before other expense                        3,447,111         2,495,591

Other Income (expenses)
     Interest expense                               (657,486)         (642,371)
     Other income                                     30,892           250,920
                                                 -----------      ------------
Total other expenses                                (626,594)         (391,451)
                                                 -----------      ------------

Income from Continuing Operations                  2,820,517         2,104,140

Discontinued operations
Loss from discontinued operations                          -                 -
                                                 -----------      ------------

Income before income taxes                         2,820,517         2,104,140

Income taxes                                          27,473            93,408
                                                 -----------      ------------

Net income                                         2,793,044         2,010,732

Accumulated Deficit Beginning                    (25,890,339)      (33,589,102)
                                                 -----------      ------------

Accumulated Deficit Ending                      $(23,097,295)     $(31,578,370)
                                                ============      ============

Earnings per common share
Continuing Operations
     Basic shares                                        .09              .065
                                                ============      ============
     Diluted shares                                      .08              .064
                                                ============      ============
Discontinued Operations
     Basic shares                                        - -               - -
                                                ============      ============
     Diluted shares                                      - -               - -
                                                ============      ============

Weighted shares outstanding
Basic shares                                      31,411,180        32,237,463
Warrants                                           4,255,716           513,960
                                                ------------      ------------
Diluted shares                                    35,666,896        32,751,423
                                                ============      ============


                 See accompanying notes to financial statements.



                   DHB INDUSTRIES GROUP, INC. AND SUBSIDIARIES
       UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                         2001              2000
                                                     ------------      ------------

Net sales                                            $ 67,698,191      $ 48,295,372

Cost of sales                                          49,812,539        34,144,439
                                                     ------------      ------------

Gross profit                                           17,885,652        14,150,933

Selling, general and administrative expenses            9,705,628         8,763,522
                                                     ------------      ------------

Income before other expenses                            8,180,024         5,387,411

Other Income (expenses)
     Interest expense                                  (1,897,382)       (2,209,251)
     Other income                                           3,096           269,768
                                                     ------------      ------------
Total other expenses                                   (1,894,286)       (1,939,483)
                                                     ------------      ------------

Income from continuing operations                       6,285,738         3,447,928
                                                     ------------      ------------

Discontinued operations
Loss from discontinued operations                                          (517,288)
Gain on disposal of discontinued operations                     -           857,860
                                                     ------------      ------------
Total income (loss) from discontinued operations                -           340,572
                                                     ------------      ------------

Income before income taxes                              6,285,738         3,788,500

Income taxes                                              167,573           144,059
                                                     ------------      ------------

Net income                                              6,118,165         3,644,441

Accumulated deficit beginning                         (29,215,460)      (35,222,811)
                                                     -------------     ------------

Accumulated deficit ending                           $(23,097,295)     $(31,578,370)
                                                     ============      ============

Earnings (loss) per common share
Continuing Operations:
     Basic shares                                             .20              .042
                                                     ============      ============
     Diluted shares                                           .17              .042
                                                     ============      ============
Discontinued Operations:
     Basic shares                                             - -              .011
                                                     ============      ============
     Diluted shares                                           - -              .011
                                                     ============      ============

Weighted shares outstanding
Basic shares                                           31,541,536        32,313,478
Warrants                                                4,478,044           135,870
                                                     ------------      ------------
Diluted shares                                         36,019,580        32,449,348
                                                     ============      ============

                 See accompanying notes to financial statements.




                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,


                                                                  2001             2000
                                                              ------------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                                    $ 6,118,165      $ 3,644,441

Adjustments to reconcile net income to net cash provided
by operating activities:
   Depreciation and amortization                                  390,995          322,891
   Stock issued in settlement of a lawsuit                                          23,000
   Stock issued for services                                      464,918           35,850
Changes in assets and liabilities (Increase) Decrease in:
   Accounts receivable                                         (1,805,729)      (2,489,340)
   Marketable securities                                         (368,996)        (638,808)
   Inventories                                                 (7,221,082)      (2,872,433)
   Prepaid expenses and other current assets                     (491,393)        (464,625)
   Deferred taxes                                                  20,000           14,700
   Deposits and other assets                                          192           46,415
 Increase (decrease) in:
   Accounts payable                                             2,426,759          163,069
   Accrued expenses and other current liabilities              (3,237,231)       3,561,193
                                                              -----------      -----------
Net cash provided (used) by operating activities               (2,965,412)       1,346,353
                                                              -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Payments for purchase of assets of subsidiary, net of
   cash acquired                                                       --        3,933,980
   Sale of property and equipment                                                  422,241
   Payments made for property and equipment                      (352,252)        (427,723)
                                                              -----------      -----------
Net Cash provided (used) by investing activities                 (352,252)       3,928,498
                                                              -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds (repayments) of bank borrowings                    10,000,000       (5,000,000)
   Repayment of shareholder loans                              (6,046,469)              --
   Repayments on long-term debt                                    20,285         (214,602)
   Other comprehensive income                                    (241,057)        (103,218)
   Purchase of treasury stock                                  (1,737,909)        (286,402)
   Proceeds from stock warrant exercised                               --               --
   Net proceeds from sale of common stock                         506,252          691,125
                                                              -----------      -----------
Net cash (used) provided by financing activities                2,942,646       (4,913,097)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                  (375,018)         361,754
CASH AND CASH EQUIVALENTS - BEGINNING                             566,887          473,441
                                                              -----------      -----------
CASH AND CASH EQUIVALENTS - END                               $   191,869      $   835,195
                                                              ===========      ===========

Supplemental cash flow information Cash paid for:
Interest                                                                       $    99,948
Taxes                                                                          $    29,131


                 See accompanying notes to financial statements.


                              DHB CAPITAL GROUP INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001, 2000 AND 1999


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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000.

      Consolidated net sales increased 29% to approximately $24.0 million for the three months ended September 30, 2000 as compared to approximately $18.6 million for the three months ended September 30, 2000. This increase is primarily attributable to the increase volumes from Military customers for the Company's ballistic apparel, but also reflects modest growth in sales of the Company's other products. Operating income rose to $3.4 million for the third quarter of 2001 versus $2.5 million for the third quarter of 2000. Net income was approximately $2.8 million for the three months ended September 30, 2001 as compared to approximately $2.0 million for the three months ended September 30, 2000. The Company's tax expense remains minor due to the continued utilization of net operating loss carryforwards.

NINE MONTHS ENDED SEPTEMBER 30, 2001, COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000.

      Revenues for the first nine months vaulted to $67.7 million or 40% above the $48.3 million posted during the nine-month period last year due to increased volumes from military customers for the Company's ballistic apparel, but also reflects modest growth in sales of the Company's other products. Gross profit increased $3.7 million to $17.9 million for the first nine months of 2001, but declined as a percentage of net sales to 26.4% from 29.3% for the first nine months of 2000 as a result of the relocation of the PACA operations to a larger facility in the beginning of 2001. For the nine months ending September 30, 2001 operating income rose nearly $2.8 million to $8.2 million from $5.4 million for the comparable period in the prior year. Net income was approximately $6.1 million for the nine months ended September 30, 2001 as compared to $3.6 million for the nine months ended September 30, 2000, a 69% improvement. The gross profit and income increases are a direct result of the manufacturing operating efficiencies resulting from higher sales volumes, volume discounts from our vendors as a result of the increases in our purchasing volumes, and management's control of expenses.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary capital requirements over the next twelve months are to assist PACA, Point Blank, NDL, and Point Blank International in financing their working capital requirements. In late September 2001, the Company entered into an $18.8 million credit facility from LaSalle Business Credit Inc. According to the terms of the agreement, DHB will use these funds to meet increased demands for working capital generated during a period of rapid growth. A portion of the loan proceeds were used pay down $6 million of shareholder debt. Working capital is needed to finance the receivables, manufacturing process and inventory. Working capital at September 30, 2001 was approximately $16.3 million as compared $7.5 million at December 31, 2000. The current ratio at September 30, 2001 was 1.96 as compared 1.44 as of the calendar year-end as a result credit facility funding the $7.2 million increase in inventories, a $1.8 million increase in receivables, and a decrease of $3.2 million in accrued expenses and other current liabilities, which was partially offset by a $2.4 million increase in payables. The Company's cash flow statement showed net cash provided by financing activities for the nine months ended September 30, 2001 of approximately $2.9 million, which was utilized in operations to fund the increase noted above.

      During the nine months ended September 30, 2001, the Company repurchased and retired 678,063 shares in the open market for an aggregate price of approximately $1.7 million. During the first half of 2000, the company generated cash of $3.9 million from the sale of its Electronics Group, the proceeds, together with funds generated from operations were used to retire $5 million in bank indebtedness.

EFFECT OF INFLATION AND CHANGING PRICES.

      The Company did not experience significant increases in raw material prices during the nine months ended September 30, 2001and 2000. The Company believes it will be able to increase prices on its products to meet future price increases in raw materials, should they occur.

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

PART II.  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) The Company's annual meeting of stockholders was held on July 20, 2001.

         (b) At the annual meeting, the Company's stockholders elected David H. Brooks, Dawn M. Schlegel, Morton A. Cohen, Jerome Krantz and Gary Nadelman as Directors for a one-year term, which expires at the annual meeting of stockholders in 2002.

                  The following tabulation represents voting for the Directors:

                                               FOR                   AGAINST
                  David H. Brooks           26,327,768                   0
                  Dawn M. Schlegel          26,327,768                   0
                  Morton A. Cohen           26,327,768                   0
                  Jerome Krantz             26,327,768                   0
                  Gary Nadelman             26,327,768                   0

         (c) At the annual meeting, the Company's stockholders ratified the appointment of Paritz & Company PA as auditors of the Company for 2001. The holders of 26,310,268 shares of Common Stock voted to ratify the appointment of the holders of 3,500 shares voted against the ratification, and the holders of 14,500 shares abstained. The stockholders also approved an amendment to the Certificate of Incorporation changing the Company's name] to DHB Industries, Inc. The holders of 26,322,758 shares voted for the amendment, 510 shares were voted against the amendment, and 5,000 shares abstained.

ITEM 6. EXHIBITS AND REPORTS

      [Exhibit 4.1] Loan and Security Agreement dated September 24, 2001 from LaSalle Business Credit Inc.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

Dated November 13, 2001                              DHB INDUSTRIES, INC.


                                                     By: /s/ DAVID H. BROOKS
                                                         -----------------------
                                                         David H. Brooks
                                                         Chairman of the Board,
                                                         and Director


                                                     By: /s/ DAWN M. SCHLEGEL
                                                         -----------------------
                                                         Dawn M. Schlegel
                                                         Chief Financial Officer