Form 10-K
period 2001-12-31
DHB CAPITAL GROUP INC /DE/
filed 2002-04-01
CIK 899166

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the transition period from_______ to________
                          Commission File No. 01-13112

                               DHB INDUSTRIES INC.
                         (Name of issuer in its charter)

        DELAWARE                                         11-3129361
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation)

                555 WESTBURY AVENUE, CARLE PLACE, NEW YORK 11514
                    (Address of principal executive offices)

                    Issuer's telephone number: (516) 997-1155
         Securities registered under Section 12(b) of the Exchange Act:
                         COMMON STOCK, $0.001 PAR VALUE
                                (Title of Class)
       Securities registered under Section 12(g) of the Exchange Act: None


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].


Aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock sold, or the average bid and asked price of such stock, as of March 18 2002: $129,013,921.

Number of shares outstanding of the issuer's common equity, as of March 18, 2002
      (Exclusive of securities convertible into common equity): 31,515,247

DOCUMENTS INCORPORATED BY REFERENCE:   None

ITEM1. BUSINESS

         GENERAL.

         DHB Industries, Inc., a Delaware corporation organized in 1992, is a holding company that has two divisions: DHB Armor Group and DHB Sports Group. DHB Armor Group consists of Protective Apparel Corporation of America ("PACA"), Point Blank Body Armor Inc. ("Point Blank"), and Point Blank International S.A. ("PB Int'l"). DHB Armor Group develops, manufactures and distributes bullet and projectile resistant garments, bullet resistant and fragmentation vests, bomb projectile blankets, and related ballistic accessories. DHB Sports Group, which consists of NDL Products, Inc. ("NDL") manufactures and distributes protective athletic apparel and equipment, such as elbow, breast, hip, groin, knee, shin and ankle supports and braces, as well as a line of therapy products.

         The Company's executive offices are located at 555 Westbury Avenue, Carle Place, New York 11514. Its telephone number is 516-997-1155. The Company's website is www.DHBT.com. It has manufacturing facilities in Florida, Tennessee and Belgium.

         DHB reincorporated in Delaware in 1995 and changed its name to DHB Industries from DHB Capital Group Inc. in July 2001. Its shares began trading on the American Stock Exchange on February 1, 2002 under the symbol DHB.

DHB ARMOR GROUP.

         The DHB Armor Group principally manufactures two types of body armor: concealable armor, which is designed to be worn beneath the user's clothing, and tactical armor, which is worn externally and is designed to protect against more serious ballistic threats. Both the concealable and tactical vests are manufactured using multiple layers and/or a combination of other ballistic fabrics, covered and fully enclosed in an outer carrier.

         Concealable vests are contoured to closely fit the user's body shape. Vests are manufactured in standard and custom-fitted male and female sizes. Vests are fastened using Velcro(TM), webbing, elastic and/or buckles. Concealable vests may be supplemented for additional protection with an armor plate, which consists of either metal or certain composite materials, to provide additional trauma protection.

         In late 2000, the National Institute of Justice ("NIJ"), which operates under the auspices of the U.S. Department of Justice, introduced a new voluntary ballistic standard, NIJ STD 0101.04. This was the first update of the standard for certifying performance of vests since 1987. Since the introduction of the new standard, the Armor Group has certified more than 75 ballistic products, including the LEGACY Series, that exceeds the requirements of the new standard. The LEGACY Series has reduced weight and thickness from earlier models, with increased ballistic resistance. All levels of protection in the "LEGACY" line are believed by the Company to be the lightest and thinnest certified to the NIJ Standard. The Company believes the LEGACY line provides law enforcement officers with the highest level of ballistic protection and comfort in all NIJ threat levels available in the body armor industry today.

The Armor Group has also upgraded its other law enforcement product lines to meet the new NIJ 04 Regulation. During 2001, the Armor Group introduced the PEGASUS Series of armor. This series features three levels of performance, (Flash, Thunder and Lightning), with the Lightning Series showcasing 100% Zylon construction, making it one of the highest performing, lightest weight, and technologically advanced designs on the market.

         DHB Armor's Corrections Division markets protective apparel that is certified to NIJ Standard 0115.00, a new certification initiative from NIJ, as well as NIJ Stab Level 1-3 standards. In total, the Armor Group has certified more than thirty new stab/ballistic resistant panels that are used independently or in tandem to provide previously unavailable soft armor protection against both stab and ballistic threats. DHB Armor Group's full line of correctional vests for stab protection, marketed principally under the BLOCK 10 label, is derived from extensive research and the realization that corrections officers have specific needs unique to law enforcement. The Armor Group's Correction's Division provides complete solutions for the specialized needs of correction officials, including, for example, a cell extraction suit, providing both upper and lower torso stab/slash protection.

         The Armor Groups "Interceptor," contract with the U.S. Department of Defense is an integral and expanding Company program. The Interceptor program is designed as a continually upgradeable modular, soft body armor system. The Outer Tactical Vest consists of a base vest, collar assembly, throat protector and groin protector. The Interceptor Outer Tactical Vest has been in use by the US Marines for several years and by the U.S. Army since 2000. In the second quarter of 2001 the Armor Group initiated an engineering change proposal upgrading the ballistic system, reducing weight and increasing flexibility. The U.S. Marine Corps approved the upgrade during third quarter 2001 and the first deliveries of the upgraded unit were made in late fourth quarter. Various U.S. military entities, including the U.S. Air Force SFS, have made the Interceptor required protective equipment. Orders received to date for the Interceptor now total more than $140 million. The Company estimates that all deliveries, including future delivers, makes the Interceptor's contract value in excess of $350 million. In 2001, the Company quadrupled its manufacturing capacity to meet anticipated delivery requirements. The Armor Group's research and development team continues to seek additional options for increasing the performance, reducing the weight, and maximizing the protective capabilities of the Interceptor vest.

         In addition to the Interceptor, the Armor Group manufactures a number of other protective armor systems for military uses. Recognizing that the single most important factor in individuals not wearing body armor is excessive body heat build-up, the Armor Group recently introduced its Armor Ice(TM) system. The Armor Ice(TM) is an active cooling system proven to work under armor utilizing a licensed patented open-cell foam technology that incorporates microencapsulated phase change materials into the structure of the foam. The Company licenses the patented Comfortemp(TM) technology from Frisby Technology. In 2001, the Armor Group began extending the use of the Armor Ice(TM) technology to tactical, correctional, and military armor products.

         In 2001, the Company introduced its side-opening tactical vest, the "Storm", and increased promotion of the "Spider" (Stealth Protection Integrated Design Equipment Resource), a front-opening tactical vest. Tactical vests come in a variety of styles, including tactical assault vests, high-coverage armor, and flak jackets, each of which is manufactured to protect against varying degrees of ballistic threats and fragmentation. They are designed to provide additional protection against high power rifle fire.

         The Armor Group's extensive lines of body-armor products also include tactical police jackets, military field jackets, executive vests, K-9 protection, fragmentation and close-quarter-battle systems. Fragmentation armor is designed to U.S. government military specification and offer full torso protection against materials and velocities associated with the fragmentation of explosive devices such as grenades, mortars, artillery shells and ballistic projectiles. In general, concealable vests sold to law enforcement agencies and distributors are designed to resist bullets from handguns. Fragmentation gear utilizes a variety of designs, materials and patterns differing from bullet-resistant vests. The Armor Group also manufactures a variety of accessories for use with its body armor products.

         RAW MATERIALS AND MANUFACTURING. The Armor Group manufactures all of its respective bullet, fragmentation and projectile-resistant devices. The primary raw material used by the Armor Group in the manufacturing of the ballistic-resistant products is Kevlar(TM) a patented product of E.I. Du Pont de Nemours & Company. Approximately one-quarter of all ballistic-resistant components are manufactured utilizing patented products of Honeywell. The Armor Group continues to be one of the largest consumers and manufacturers of ZylonTM based armor, which is utilized in many of the company's vests. ZylonTM enable the Armor Group to supply lighter, more flexible, higher performance body armor. The Armor Group purchases cloth woven from these materials from independent weaving companies. The woven fabric is placed on tables, layered over patterns for a particular component of a garment (for example, the front or back of a vest), cut using computerized cutting machines and electric knives, and then are stitched together. The Armor Group utilizes several hundred patterns based upon size, shape and style (depending upon whether the garment is a bullet-, fragmentation-, or stab-resistant garment). Each of the patented materials used by the Armor Group differ in their pliability, strength and cost. Research and Development efforts ensure that the materials are combined to suit particular applications. In the opinion of management, the Armor Group enjoys a good relationship with its suppliers. However, if supplies from Dupont, Honeywell, or Toyobo of their patented fibers were, for any reason, disrupted, the Armor Group would be required to utilize other materials, and the specifications of some of the Armor Group's products would have to be modified. Until the Armor Group selected an alternative material and appropriate ballistic tests were performed, its operations would be severely curtailed and the Armor Group's financial condition and results of operations would be adversely affected.

         The Armor Group purchases other raw materials used in the manufacturing of their products from a variety of sources and believes additional sources of supply for these materials are readily available.

         RESEARCH AND DEVELOPMENT. DHB Armor Group's internal employee research and development team has combined 75 years of ballistic research and development experience, including 24 years of experience in an NIJ certification environment. Many of its research and development personnel previously held positions of responsibility within the industry. The Armor Group maintains a state-of-the-art ballistic laboratory test facility similar to the NIJ Certified Test Facilities.

In addition to upgrades of existing products, the Armor Group's research and development team are developing systems to integrate water flotation capabilities into its tactical units, front-opening, tactical style correctional armor and other futuristic designs.

         PATENTS AND TRADEMARKS. The Company holds numerous patents and trademarks registered in the United States for various products. A number of these patents are of considerable value and believed to be critical to its business. No challenges to its patents and trademarks have arisen and the Company has no reason to believe that any such challenge will arise in the future. The Company has numerous patents pending for unique, futuristic protective armor designs and integrated technologies.

         CUSTOMERS. The Armor Group's products are sold domestically to United States law enforcement agencies, corrections facilities and the U.S. Military; and internationally to governments and distributors. Sales to the United States Armed Forces directly or as a subcontractor accounted for 62%, 57%, and 19%, of the Armor Group's revenues for the years ended December 31, 2001, 2000, 1999, respectively. Sales directly and indirectly to domestic state and local law enforcement agencies, security and intelligence agencies, and federal and state correctional facilities, accounted for 22%, 30%, and 55%, respectively, of the Armor Group's revenues in each of the years ended December 31, 2001, 2000, and 1999.

         Certain sales by the Armor Group to federal agencies are made pursuant to standard purchasing contracts issued by the General Services Administration of the Federal Government, commonly referred to as a "GSA Schedule". GSA Schedule contracts accounted for approximately 14%, 12%, and 19%, respectively, of the Armor Group's sales for the year ended December 31, 2001, 2000, and 1999. PACA and Point Blank, as GSA Schedule Contract vendors, are obligated to make all sales pursuant to such contracts at its lowest unit price. Their current GSA Contracts expire July 31, 2006.

         With the exception of the U.S. Government, no other customer accounted for 10% or more of the Company's revenues in 2001.

         MARKETING AND DISTRIBUTION. The Armor Group employs twelve customer support representatives and eight regional sales managers. In addition, the Armor Group has twenty-six independent sales representatives who are paid solely on a commission basis. These personnel are responsible for marketing the Armor Group's products to law enforcement agencies in the United States. Sales to such law enforcement agencies are made primarily through the independent sales representatives. However, in areas in which there are no suitable distributors, the Armor Group will fill orders directly.

         GOVERNMENT AND INDUSTRY REGULATIONS AND STANDARDS. Bullet and fragmentation garments and accessories manufactured and sold by the Armor Group are not currently the subject of government regulations. However, law enforcement agencies and the military specify certain standards of performance. As previously noted, NIJ has issued a revised voluntary ballistic standard (NIJ0101.04) for bullet-resistant vests in several categories. In addition, the

NIJ has established a voluntary standard for testing stab-resistant armor. The Armor Group regularly submits its vests to independent laboratories for testing under these standards and all of its products have, at the time of manufacture, met or exceeded such standards in their respective categories.

         The Armor Group regularly submits bullet-resistant garments and hard-armor inserts for rating by independent laboratories in accordance with a test commonly referred to as V50. This test involves exposing the tested item to a series of ballistic or fragmentation projectiles of increasing velocities until 50% of the projectiles penetrate the armor. The tested item is then given a V-50 rating which may be used by prospective purchasers in assessing the suitability of the Armor Group's products for a particular application. In addition, PACA, Point Blank and PB International perform similar tests internally.

         COMPETITION. The ballistic-resistant garment business is highly competitive and fragmented. The number of United States manufacturers is estimated to be approximately twenty. Management is not aware of published reports concerning the market, and most companies are privately held. Nevertheless, the Company believes that the Armor Group is the largest manufacturer of ballistic-resistant garments in the United States. In the future, the Company may face other and unknown competitors, some of whom may have substantially greater financial, marketing and other resources than those possessed by the Company.

         The Armor Group believes that the principal elements of competition in the sale of ballistic-resistant garments are innovative design, price and quality. The Company believes that the Armor Group enjoys a favorable reputation in the industry with over twenty years of supplying federal, state and municipal governments and agencies.

         BACKLOG. As of December 31, 2001, the Armor Group had a backlog of approximately $61 million as compared to approximately $42 million as of December 31, 2000. Backlog at any one date is not a reliable indicator of future sales.

         In addition to its backlog, from time to time the Armor Group receives contract awards for municipal orders that may be extended over a period of time. The actual dollar amount of products to be delivered pursuant to these and similar contracts cannot be accurately predicted and is generally excluded from reported backlog.

         POTENTIAL PRODUCT LIABILITY. The products manufactured or distributed by the Armor Group are used as protective devices in situations that could result in serious injuries or death, including injuries that may result from the failure of such products. The Armor Group maintains product liability insurance for PACA and Point Blank in the amount of $21,000,000 each per occurrence, and $22,000,000 in the aggregate, less a deductible of $100,000 for each company. PB International maintains product liability insurance in the amount of $2,000,000 for each occurrence, with a $5,000 deductible. There is no assurance that these amounts would be sufficient to cover the payment of any potential claim. In addition, there is no assurance that this or any other insurance coverage will continue to be available, or, if available, that Point Blank, PACA, and PB International would be able to obtain such insurance at a reasonable cost. Any substantial uninsured loss would have to be paid out of the Armor Group's assets, as applicable, and may have a material adverse effect on the Company's financial condition and results of operations on a consolidated basis. The inability to obtain product liability coverage may prohibit Point Blank, PACA, or PB International in the future from bidding for orders from certain governmental customers. Currently many governmental agencies require such insurance coverage, and any such inability to bid would have a material adverse effect on the Company's financial condition and results of operations on a consolidated basis.


         EMPLOYEES. As of December 31 2001, the Armor Group's employed approximately four hundred sixty employees. There was one officer of the Armor Group, eleven persons employed in supervisory capacities, 376 employed in manufacturing, shipping and warehousing, twenty-seven in customer service and sales, six technical/research development personnel and thirty-nine office personnel. In the opinion of management, the Armor Group maintains a good relationship with its employees.


DHB SPORTS GROUP

NDL sells a collection of sports medicine, protective gear, health supports and magnetic therapy products. The Sport Group's primary products consists of protective athletic apparel and equipment, such as elbow, heart, hip, groin, knee shin and ankle support braces. The Sports Group also markets magnetic therapy products, but sales of these products have declined on an industry-wide basis over the prior two years.

         Currently, the Sports Group manufactures and markets products under the brands NDL(TM), FLEX-AID(TM), and other brands, as well as under private label programs for both mass merchandisers and several wholesalers. The Sports Group markets its product to a variety of distribution points with an emphasis on major retailers, such as mass merchandisers, chain drug stores, food chains, independent sporting goods and pharmacy retailers. Two customers, Wal-Mart and Target, accounted for 61 % and 54% of the Sports Group revenue for the years ended December 31, 2001 and 2000, respectively

         The Sports Group also have more than 50 independent sales representatives who are responsible for sales throughout the United States and internationally. The Sports Group sales manager oversees the performance of the independent sales representatives and provide customer support, when needed. A portion of the Sports Group sales, including certain house accounts, are made directly by Company personnel. The Sports Group has in-house sales support and state of the art electronic data entry order and invoicing capabilities.

         The Sports Group is a member of NACDS (National Association of Chain Drug Stores), PLMA (Private Label Manufacturers Association), and SGMA (Sporting Goods Manufacturers Association).

As of December 31, 2001, there were approximately 30 employees of the Sports Group, including 21 employed in manufacturing, shipping and warehousing. In the opinion of management, the Sports Group's relationship with its employees is good.

SEGMENT INFORMATION

As described in detail above,  the Company  operates in two principal  segments:
Ballistic-resistant equipment and Protective athletic/sports products. The Company disposed of its Electronics Group in March 2000, and closed its hard armor company, LAP in October 1999. These two divestitures are accounted for as discontinued operations. Financial information on the Company's business segments was as follows:


NET SALES                                                        2001               2000               1999
---------                                                     ------------        -----------        -----------
Ballistic-resistant equipment                                 $ 94,558,410        $64,720,773        $30,358,537
Electronic components/LAP                                               --            401,299          8,441,393
Protective athletic & sports products                            4,520,172          5,296,799          6,236,438
                                                              ------------        -----------        -----------
                                                                99,078,582         70,418,871         45,036,368
Less inter-segment sales                                        (1,062,900)                --         (2,381,099)
Less discontinued operations (3)                                 --                 (401,299)         (7,514,541)
                                                              ------------        -----------        -----------

Consolidated Net Sales                                         $98,015,682        $70,017,572        $35,140,728
                                                               ===========        ===========        ===========

INCOME FROM OPERATIONS
Ballistic-resistant equipment                                  $14,999,114        $10,591,126       $ (9,629,504)
Electronic components                                                   --           (517,288)        (1,835,137)
Protective athletic & sports products                               93,819           (166,114)        (2,390,834)
Corporate and Other (1)                                         (2,343,435)        (2,225,757)        (2,824,826)
                                                              ------------        -----------        -----------

     Sub-total                                                  12,749,498          7,681,967        (16,680,301)
Income (Loss) from discontinued
       operations (3)                                              --    .            517,288         (6,809,082)
                                                              ------------        -----------        -----------

Consolidated Operating Income                                  $12,749,498         $8,199,255      $ ( 9,871,219)
                                                              ============        ===========     ==============

IDENTIFIABLE ASSETS (2)
Ballistic-resistant equipment                                  $36,426,397        $22,383,129        $14,283,739
Electronic components                                                  ---                ---          6,177,019
Protective athletic & sports products                            2,767,905          3,517,194          3,335,253
                                                              ------------        -----------        -----------
                                                                39,194,302         25,900,323         23,796,011
Corporate and Other                                              1,701,814          2,155,948            400,038
                                                              ------------        -----------        -----------



Consolidated Net Assets                                         40,896,116         28,056,271         24,196,049
Discontinued operations (3)                                                                           (4,825,532)
Assets held for sale                                                    --                 --          3,928,980
                                                              ------------        -----------        -----------
Adjusted Net Assets                                            $40,896,116        $28,056,271        $23,299,497
                                                               ===========        ===========        ===========


         Foreign sales accounted for 2%, 2% and 17% of the total revenues for the years ended December 31, 2001, 2000 and 1999, respectively. Foreign identifiable assets accounted for 1%, 1%, and 13% of the total assets at December 31, 2001, 2000 and 1999, respectively.

         (1) Corporate and Other includes corporate general and administrative expenses.
         (2) Corporate assets are principally cash, marketable securities, and deferred charges.
         (3) Discontinued operations included the Electronics Group sold on March 10, 2000, as well as the loss from the shutdown of the LAP plant in 1999.

ITEM 2.  PROPERTIES

         CORPORATE HEADQUARTERS. The Company's corporate headquarters are in a 3,750 square foot leased office located at 555 Westbury Avenue, Carle Place, NY 11514. The lease expires in December 31, 2002, with an option to extend for an additional two years.

         PACA. The Company leases a 60,060 square foot manufacturing facility with administrative offices at 149 Mine Lane Jacsboro, Tennessee, for its subsidiary, PACA. The lease expires April 15, 2006.

         NDL/POINT BLANK FACILITY. Point Blank leases a 67,000 square foot office and manufacturing facility (the "Oakland Park Facility") located at 4031 N.E. 12th Terrace, Oakland Park, Florida 33334, from V.A.E. Enterprises ("V.A.E."), a partnership controlled by Mrs. Terry Brooks, wife of Mr. David H. Brooks, and beneficially owned by Mr. and Mrs. Brooks' minor children. NDL Products occupies a portion of the space in the Oakland Park facility. The lease expires on December 31, 2010. Management believes that the terms of the lease are no less favorable to the Company than terms available from an unrelated third party. In April 1997, the Company entered a five-year lease for a 60,000 square foot warehouse adjacent to the Oakland Park, Florida facility from an unrelated third party. This warehouse is located at 1201 NE 38th Street Oakland Park, Florida. The Company has entered into negotiations to extend this lease.

         POINT BLANK INTERNATIONAL FACILITY. PB Int'l leases a 5,700 square foot office and warehouse facility located at Rue Leon Frederiq, 14, 4020 Liege, Belgium. This space is occupied pursuant to a three-year lease expiring in March 2003 with options to renew for an additional six years.


 ITEM 3.  PENDING LITIGATION

          The Company has filed a lawsuit in Nassau County Supreme Court against its insurance carrier as well as the insurance agent, for negligence and breach of fiduciary duties as a result of the damages the Company incurred during Hurricane Irene in October 1999. The Company claims damages of $9.4 million. The Company is vigorously pursuing this action.

         Robert Bruno, the former Vice-president and General Counsel of DHB Capital Group Inc., has initiated arbitration against the Company seeking two years ($306,250) unearned compensation under a three-year employment. In July 2001, the arbitrators awarded Bruno the full amount sought, less offsets plus legal fees. The Company is seeking vacation of the Award, on multiple grounds. The Company intends to aggressively defend its position, but has adequately reserved against the Award.

On or about June 21, 2001, American Body Armor and Equipment Inc. commenced an action against the Companies subsidiary, PACA, in the United States District Court of the Middle District of Florida. The Plaintiff claims patent infringement and is seeking and damages. PACA believes the claimed patent is invalid and that its product does not infringe. The Company intends to vigorously defend this action.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:  None


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Common Stock of the Company began trading on the American Stock Exchange on February 1, 2002 under the symbol DHB. Previously, the Company was trading on the OTC Bulletin Board under the symbol DHBT. The following table shows the high and low bid prices of the Company's Common Stock for each quarter in the two-year period ended December 31, 2001.

                                    Low High

2000        1st Quarter                                 .75             1.75
            2nd Quarter                                 .96             1.75
            3rd Quarter                                1.06             1.81
            4th Quarter                                1.50             2.50

2001        1st Quarter                                1.69             3.09
            2nd Quarter                                1.95             2.79
            3rd Quarter                                1.95             3.00
            4th Quarter                                3.00             6.03


         The Company pays no cash dividends and presently retains all of its earnings and anticipates that its future earnings will be retained to finance the expansion of its business. Any determination to pay cash dividends in the future will be at the discretion of the Board of Directors after taking into account various factors, including financial condition, results of operations, current and anticipated cash needs, and restrictions, if any, under the Company's credit agreements.

         The number of holders of record of the Company's Common Stock on March 18, 2002 was 130. However, the number of holders of record includes brokers and other depositories for the accounts of others. The Company estimates that there are approximately 1,400 beneficial owners of Common Stock.


RECENT SALES/ISSUANCE OF UNREGISTERED SECURITIES

         In 2001 the Company issued 111,000 shares of Common Stock for services to attorneys, consultants and other service providers. The aggregate value of the services rendered for these issuances totaled $355,230. The Company relied on the exemption to registration provided by Section 4(2) of the Securities Act of 1933, as amended.

         In September 2001, the Company sold 225,000 shares of common stock in a private placement to companies (accredited investors) affiliated with Morton Cohen, a director of the Company for proceeds of $506,250.

         In December 2001, a private investor exercised a warrant for 150,000 shares of unregistered common stock for $3.00 per share for a total of $450,000.

ITEM 6.  SELECTED FINANCIAL INFORMATION

         The selected consolidated financial data set forth below for the year ended December 31, 2001, 2000, 1999, 1998, and 1997, were derived from the audited consolidated financial statements of the Company. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes appearing elsewhere in this Form 10-K.


INCOME STATEMENT DATA                   2001              2000                1999              1998             1997
---------------------                   ----              ----                ----              ----             ----

Net Sales                              $98,015,682        $70,017,572         $35,140,728      $33,073,418      $33,271,607
Cost of Sales                           71,639,394         49,358,476          27,566,278       20,441,663       22,153,925
                                        ----------         ----------          ----------       ----------       ----------
Gross Profit                            26,376,288         20,659,096           7,574,450       12,631,755       11,117,682
Selling, General and
    Administrative                      13,626,790         12,459,841          17,445,669        9,778,336        9,641,655
                                        ----------         ----------          ----------        ---------        ---------
expenses
Operating income                        12,749,498          8,199,255         (9,871,219)        2,853,419        1,476,027
(loss)
Interest expense                        (2,483,795)        (2,743,132)        (2,908,495)       (1,095,553)        (339,754)
Other income (expense)                      42,199            340,655         (9,560,523)           21,957          801,126
                                        ----------         ----------          ----------        ---------        ---------



Income (loss) before
discontinued operations                 10,307,902          5,796,778        (22,340,237)        1,779,823        1,937,399
Discontinued operations                  ---                  340,572         (9,714,291)       (1,628,371)              --
                                        ----------         ----------          ----------        ---------        ---------
Income (loss) before
    Income taxes                        10,307,902          6,137,350         (32,054,528)         151,452        1,937,399
Income taxes                               174,886            129,999              67,385           21,650          396,509
                                        ----------         ----------          ----------        ---------        ---------
Net income (loss)                      $10,133,016         $6,007,351        $(32,121,913)        $129,802       $1,540,890
                                       ===========         ==========       =============         ========       ==========

Earnings per share
    Basic                                    $0.32              $0.18             $(1.24)           $0.005            $0.06
    Diluted                                  $0.28              $0.17             $(1.09)           $0.005            $0.05

BALANCE SHEET DATA                        2001            2000              1999              1998              1997
------------------                        ----            ----              ----              ----              ----

Working capital                         $20,796,294       $7,496,588        $2,047,312       $21,634,389       $13,621,014
Total Assets                             40,896,116       28,056,271        23,299,497        41,363,810        27,674,629
Short-term debt                          16,735,630       16,949,494         5,152,815         4,334,607         2,740,192
Long-term debt                           19,304,914       16,061,825        16,280,051        11,915,116         1,411,258
Stockholders' equity deficit              5,005,572       (4,955,048)      (10,186,322)       18,172,267        17,741,619


 ITEM7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

         The following analysis of the Company's financial condition and results of operations should be read in conjunction with the financial statements, including the notes thereto, contained elsewhere in this document.

GENERAL

         The Company is a holding company, which currently conducts business through its wholly owned subsidiaries organized in two divisions, the DHB Armor Group and DHB Sports Group. The Company's products are sold both nationally and internationally. The Armor Group's sales are directed primarily to law enforcement agencies and military services. Sales to the U.S. military comprise the largest portion of the Armor Group's business, followed by sales to federal, state and local law enforcement agencies, including correctional facilities. Accordingly, any substantial increase or reduction in governmental spending or change in emphasis in defense and law enforcement programs could have a material effect on the Armor Group's business. The Sports Group manufactures and markets a variety of sports medicine, protective gear, health supports and magnetic therapy products under its own labels, private labels and house brands for major retailers.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

           Consolidated net sales for the Company were $98,015,682 million for the year ended December 31, 2001, a 40% increase over the 2000 annual net sales of $70,017,572 million. This increase is primarily attributable to the increased volumes from the Military, and, to a lesser extent, domestic law enforcement customers. The gross margin decreased 2.5% to 26.9% primarily as a result of the plant shutdown and relocation of the PACA facility during the first quarter of 2001. However, operating margins expanded to 13% of revenues or $12,749,498 million for the year ended December 31, 2001 as compared to 11.7% of revenues or $8,199,255 million for the year ended December 31, 2000. This increase is a result of the manufacturing operating efficiencies resulting from higher sales volumes, volume discounts from our vendors, and management control of expenses.

         The Company's selling general and administrative expenses for the year ended December 31, 2001 as a percentage of revenues improved to 14% as compared to 18% of 2000 revenues.

         Interest expense for the year 2001 decreased by approximately $259,000 to $2.48 million as a result of lower interest rates under the Company's credit facility with LaSalle Business Credit. Other income declined by $300,000, as the 2000 figure included gain on the sale of the previous corporate headquarters.

         The effective tax rate for 2001 and 2000 was nominal due to the utilization of net operating loss carryforwards. The Company generated an estimated loss carryfoward of $26 million as of 2000, of which $10.1 million was utilized in 2001 and the balance of approximately $15 Million is available in subsequent years to offset taxable income in those years through 2019.

         As a result of the foregoing, net income reached a record $10,133,016 for the year 2001 as compared to $6,007,351 for the year 2000, a 69% increase. Earnings per share for the year ended December 31, 2001 were $0.28 per share with 36,775,909 fully diluted shares versus $0.18 per share on 34,086,963 fully diluted shares for 2000.

         YEAR ENDED DECEMBER 31, 2000 AS COMPARED TO YEAR ENDED DECEMBER 31, 1999. Consolidated net sales for the Company nearly doubled for the year ended December 31, 2000 to $70,017,572 as compared to $35,140,728 for the year ended December 31, 1999. This increase was attributable to the increase volumes from the Military as well as domestic law enforcement customers. Gross profit increased to $20,659,096 or 29% as compared to $7,574,450 or 21.5% This increase is a result of the manufacturing operating efficiencies resulting from higher sales volumes, volume discounts from our vendors as a result of the increases in our purchasing volumes, and management control of expenses.

         Selling, general and administrative expenses decreased to $12,459,841 as compared to $17,445,669 in 1999. The decrease was primarily attributable to a sharp decline in 2000 in advertising, legal and other professional fees. The Company was involved in several significant lawsuits in the prior year, which were concluded in 1999 or early 2000.

         Other income (Expense) in 2000 totaled ($2,402,477) as compared to ($12,469,018). Included in the 1999 figures was a $9.38 million loss attributable to damages caused by Hurricane Irene and a write down of investment in subsidiaries and equity investments, and $118,136 loss on marketable securities. Interest expense declined $165,000 to $2,743,132 in 2000, reflecting a decrease in the amount of borrowed indebtedness. Also included in other income for 2000 was a gain on the sale of the previous corporate headquarters of $235,694.

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

         As a result of the foregoing, net income increased to $6,007,351 or $0.18 per share for 2000 reversing a net loss of $32,121,913 for 1999, or ($1.09) per share.


LIQUIDITY AND CAPITAL RESOURCES.

         The Company's primary capital requirements over the next twelve months are to assist the subsidiaries in financing their working capital requirements. Its operating subsidiaries sell the majority of their products on 60 - 90 day terms. Working capital is needed to finance the receivables, manufacturing process and inventory. Working capital at December 31, 2001 was $20,796,294 compared to working capital of $7,496,588 at the end of 2000. This increase reflects primarily a $3.1 million and $10.2 million increase in receivables and inventory with current liabilities decreasing approximately $200,000. The Company used in its operations approximately $2.9 million from operating activities to fund the increases in accounts receivable as well as inventory. The Company increased its inventory level both to support increased sales volumes and to stockpile raw materials required for production beginning in March 2002. The "additional" inventory at December 31, 2001 was approximately $9 million dollars. The Company expects this material to be used in production from March through July 2002. By adding the extra inventory buildup of $9 million dollars of raw materials back to the cash used by operating activities the actual number used by operations would be cash generated of a positive $6.1 million.

         In September 2001, the Company entered into an agreement with LaSalle Business Credit, Inc. (an ABN AMRO Bank, N.V. affiliate) whereby LaSalle Business Credit provided an $18.8 million credit facility to DHB Industries. The $18.8 million facility is comprised of a $15.5 million asset based revolving credit loan, $1.8 million term loan drawn down at closing and a $1.5 million capital expenditure line, which has not been utilized. Interest is either at the prime rate or LIBOR plus 2 1/2. A portion of these funds was used to partially refinance higher interest debt. The remaining funds have been, and will be used, to meet increased demands for capital generated during a period of rapid growth, which has accelerated in response our growing markets.

         During 2001, the Company repurchased and retired 678,063 shares in the open market for an aggregate price of approximately $1,738,000. Previously, the Board has authorized the repurchase of up to 4 million shares of the Company's common stock in the open market. To date, the Company has repurchased 2,735,605 shares for a total cost of $8,099,004 which leaves a balance of 1,264,395 shares available for repurchase.

         The Company's capital expenditures for 2001 were $553,673, an increase of approximately $124,000 from 2000 capital expenditures of $429,319. This increase is a result of the addition of certain production equipment to increase capacity.


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


ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

         INTEREST RATE RISK: The Company's exposure to market risk for interest rate changes relates primarily to its variable rate borrowings under the credit facility.

         FOREIGN CURRENCY EXCHANGE RISK: The Company transacts business in various foreign countries. Its primary foreign currency cash flows are in Eastern Europe. Currently, the Company does not employ a foreign currency hedge program utilizing foreign currency exchange contracts as the foreign currency transactions and risks to date have not been significant.



ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA:
SEE INDEX TO CONSOLIDATED FINANCIAL STATEMENTS APPEARING IN THE CONSOLIDATED FINANCIAL STATEMENT ANNEXED HERETO.


                SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                   FIRST           SECOND              THIRD               FOURTH
FISCAL 2001                                       QUARTER          QUARTER            QUARTER             QUARTER
                                                -----------      -----------        -----------          -----------
Net Sales                                       $20,174,944      $23,513,811        $24,009,436          $30,317,491

Cost of sales                                    15,223,433       17,308,556         17,280,550           21,826,855
                                                -----------      -----------        -----------          -----------
Gross profit                                      4,951,511        6,205,255          6,728,886            8,490,636

Selling, general and admin expense                3,333,258        3,090,487          3,281,775            3,921,270
                                                -----------      -----------        -----------          -----------

Operating income                                  1,618,253        3,114,768          3,447,111            4,569,366

Other income (expense)                            (589,685)        (678,006)          (626,594)            (547,311)
                                                -----------      -----------        -----------          -----------

Income before income taxes                        1,028,568        2,436,762          2,820,517            4,022,055
Income taxes                                          5,901          134,199             27,473                7,313
                                                      -----          -------             ------                -----

Net income                                      $ 1,022,667      $ 2,302,563        $ 2,793,044          $ 4,014,742
                                                ===========      ===========        ===========          ===========
Earnings per share

Basic                                                 $0.03            $0.07              $0.09                $0.13
                                                      =====            =====              =====                =====
Diluted                                               $0.03            $0.07              $0.08                $0.11
                                                      =====            =====              =====                =====

Weighted average shares outstanding
Basic shares                                     31,230,898       31,316,940         31,411,180           31,168,088
                                                 ==========       ==========         ==========           ==========

Diluted shares                                   36,760,623       35,923,088         35,666,896           36,567,864
                                                 ==========       ==========         ==========           ==========

                                                   FIRST           SECOND               THIRD               FOURTH
FISCAL 2000                                       QUARTER          QUARTER             QUARTER              QUARTER
-----------                                       -------          -------             -------              -------
Net Sales                                       $13,575,648      $16,128,373         $18,591,351          $21,722,200
Cost of sales                                     9,594,341       11,516,371          13,033,727           15,214,037
                                                  ---------       ----------          ----------           ----------
Gross profit                                      3,981,307        4,612,002           5,557,624            6,508,163
Selling, general and admin expenses               2,886,689        2,814,800           3,062,033            3,696,319
                                                  ---------        ---------           ---------            ---------
Operating income                                  1,094,618        1,797,202           2,495,591            2,811,844
Other income (expense)                            (785,034)        (762,998)           (391,451)            (462,994)
                                                  ---------        --------            ---------            ---------
Income before discontinued operations
                                                    309,584        1,034,204           2,104,140            2,348,850
Discontinued operations                             340,572         --                  --                   --
                                                    -------  ---    --------  ---       --------  ---        --
Income before income taxes                          650,156        1,034,204           2,104,140            2,348,850
Income taxes                                         27,773           22,878              93,408             (14,060)
                                                     ------           ------              ------             --------
Net income                                         $622,383       $1,011,326          $2,010,732          $ 2,362,910
                                                   ========       ==========          ==========          ===========
Earnings per share
Basic                                                 0.019            0.032               0.065                0.074
                                                      =====            =====               =====                =====
Diluted                                               0.019            0.032               0.064                0.068
                                                      =====            =====               =====                =====

Weighted average shares outstanding
Basic shares                                     32,332,181       32,343,941          32,237,463           31,964,196
                                                 ==========       ==========          ==========           ==========
Diluted shares                                   32,332,181       32,343,941          32,751,423           34,969,533
                                                 ==========       ==========          ==========           ==========



                                                    FIRST           SECOND              THIRD               FOURTH
                                                   QUARTER          QUARTER            QUARTER              QUARTER
FISCAL 1999                                      ----------       ----------         -----------          -----------

Net Sales                                        $7,370,132       $8,347,387         $11,993,788           $7,429,421
Cost of sales                                     4,697,820        4,667,251           7,552,182           10,649,025
                                                  ---------        ---------           ---------           ----------
Gross profit                                      2,672,312        3,680,136           4,441,606          (3,219,604)
Selling, general and admin expenses               1,941,518        2,605,673           3,023,836            9,874,642
                                                  ---------        ---------           ---------            ---------
Operating income                                    730,794        1,074,463           1,417,770         (13,094,246)
Other income (expense)                            (322,546)        (323,392)           (478,194)         (11,344,886)
                                                  ---------        --------            ---------         ------------
Income before discontinued operations
                                                    408,248          751,071             939,576         (24,439,132)
Discontinued operations                           (333,871)        (612,597)           (619,765)          (8,148,058)
                                                  ---------        --------            ---------          -----------
Income before income taxes                           74,377          138,474             319,811         (32,587,190)
Income taxes                                         42,967            9,410              10,523                4,485
                                                     ------            -----              ------                -----
Net income                                           31,410          129,064             309,288         (32,591,675)
                                                     ======          =======             =======         ============
Earnings per share
Basic                                                 0.001            0.005               0.012              (1.242)
                                                      =====            =====               =====              =======

Diluted                                               0.001            0.004               0.010              (1.199)
                                                      =====            =====               =====              =======

Weighted average shares outstanding
Basic shares                                     25,555,440       25,660,833          26,013,541           26,244,905
                                                 ==========       ==========          ==========           ==========
Diluted shares                                   30,074,496       30,135,176          30,319,931           27,175,515
                                                 ==========       ==========          ==========           ==========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE: NONE


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         The Directors serve for a term of one year following their election at the Annual Meeting of Stockholders, and until their successors have been elected and qualified. The officers serve at the discretion of the Board of Directors. Set forth below is certain information regarding the Company's current directors and officers:

         DAVID H. BROOKS, age 47, has served as the Chairman or Co-Chairman of the Company since its inception in 1992. Mr. Brooks has served as the Chief Executive Officer of the Company since July 2000, having previously served in that capacity prior to September 1998. Mr. Brooks also serves as Chairman of the Board, President and a Director of Brooks Industries of L.I., Inc., a privately held venture capital firm.

         MORTON A. COHEN, age 66, has been a director of the Company since 1996. Mr. Cohen has been Chairman, President and Chief Executive Officer of Clarion Capital Corp., a private, small business investment company for more than five years. He is also a director of Cohesant Technologies Inc. and Zemex Corporation. He presently serves as the Chairman of the Company's audit and compensation committees.

         SANDRA HATFIELD, age 48, has been Chief Operating Officer of the Company since December 2000. From October 1996 until December 2000, she served as President of Point Blank. For more than five years prior thereto she was the Vice President of Production at PACA.

         JEROME KRANTZ, age 46, has been a director of the Company since July 2000. He has over twenty years experience in the insurance and financial industry. Mr. Krantz is a chartered life underwriter and a chartered financial consultant. In addition he is a registered investment advisor. He currently serves on the audit and compensation committees.

         DAWN M. SCHLEGEL, age 32, is the Chief Financial Officer of the Company. She has also served as Treasurer and Secretary of the Company since September 1999, and was elected a Director as of July 2000. She has functioned in various positions within the Company's operations and finances since 1996. Prior to joining the Company, Mrs. Schlegel worked for Israeloff, Trattner & Co. CPA's P.C., a certified public accounting firm, for more than five years.

         GARY NADLEMAN, age 49, has been a director of the Company since July 2001. He has over twenty years experience in the apparel industry. Mr. Nadleman is a private investor and the President of Synari, Inc., a manufacturer of women's sportswear and other apparel.

ITEM 11. EXECUTIVE COMPENSATION

         SUMMARY COMPENSATION TABLE. The following table sets forth certain summary information regarding the compensation of the executive officers whose total salary and bonus for the year ended December 31, 2001, 2000, and 1999, exceeded $100,000:

          Name and Principal                                       Annual
             Position                            Year             Salary(1)
          David Brooks,(2)                       2001             $525,000
          Chairman and CEO                       2000              413,542
                                                 1999              143,750
          Sandra Hatfield                        2001             $163,497
          Chief Operating Officer                2000              152,098
                                                 1999              149,196
          Dawn Schlegel                          2001             $103,718
          Chief Financial Officer                2000              100,000
                                                 1999               65,000
          ---------------------------------- -------------- ---------------

1. Although certain officers receive certain benefits, such as auto allowances and expense allowances, the value of such perquisites did not exceed the lesser of $50,000 or 10% of the respective officers' salary and bonus.

         EMPLOYMENT AGREEMENTS. In July 2000, Mr. Brooks and the Company entered into a new five-year employment agreement. Pursuant to the agreement Mr.

Brooks receives an annual salary of $500,000 through July 2001, with annual increases of $50,000 thereafter. Under the Agreement, Mr. Brooks' received 3,750,000 warrants exercisable at $1.00 and vesting 20% immediately and in 20% annual increments thereafter. These warrants expire in July 2010.

         STOCK WARRANTS. During 2001, the then current four Board Members were awarded 25,000 warrants exercisable at $2.00 for five years for serving as board members. Mrs. Schlegel was awarded 100,000 warrants exercisable at $2.00 per share, which expire in January 2006. In December 2000 in conjunction with becoming the Chief Operating Officer, Sandra Hatfield was awarded 400,000 warrants vesting 100,000 per year exercisable at $2.00 per share which expire in December 2006. During the year, no additional stock options, warrants or similar securities, rights or interests were granted to any of the executive officers of the Company listed in the Summary Compensation Table above. No options, warrants or similar securities, rights or interests were exercised by any such executive officers in 2001.

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of Common Stock and other equity securities of the Company. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2001, all
Section 16(a) filing requirements applicable to its officers, directors and greater-than-ten-percent beneficial owners were complied with, with the exception of the following, the warrant reports of the grants to Mr. Brooks, Mr. Krantz and Mrs. Schlegel, late form 3S for Mr. Nadelman and Mrs. Hatfield and a late filing of a purchase by Mr. Cohen

The following table summarizes option/warrant grants (excluding director grants) of the named officers' stock option activity during 2001.

                                      WARRANTS GRANTED IN LAST FISCAL YEAR
                          NUMBER OF                                                          POTENTIAL GAIN AT ASSUMED ANNUAL
                          SECURITIES        % OF TOTAL                                             RATES OF STOCK PRICE
                          UNDERLYING       OPTIONS/SARS                                       APPRECIATION FOR OPTION TERM(1):
                          OPTIONS /         GRANTED TO        EXERCISE OR
                            SAR'S          EMPLOYEES IN        BASE PRICE      EXPIRATION
         NAME              GRANTED(2)       FISCAL YEAR        ($/SHARE)          DATE              5%            10%
         ----              -------          -----------        ---------          ----              --            ---
David Brooks                    25,000          5%               $2.00           7/1/10         $132,250       $169,500

Sandra Hatfield                      0          0%

Dawn Schlegel                   25,000          5%               $2.00          5/31/06          132,250        169,500
                               100,000          20%              $2.00          12/31/06         529,000        678,000


1 - These amounts assume hypothetical appreciation rates of 5% and 10% over the term of the option, as required by the SEC, and are not intended to forecast the appreciation of the stock price. No gain to the name officers will occur unless the price of DHB's common shares exceeds the options' exercise price.

2 - The Company has no SARS.

                   AGGREGATED WARRANT OPTION / WARRANT VALUES

         The following table sets forth information regarding the number and value of unexercised warrants/options held by each of the Named Executive Officers at December 31, 2001. The table does not include warrants provided to Mr. Brooks in capacities other than as a director or officer of the Company.


                                   NUMBER OF SECURITIES
                                   UNDERLYING UNEXERCISED                      VALUE OF UNEXERCISED IN-THE MONEY
                                   OPTIONS / SAR AT FY-END                        OPTIONS / SAR AT FY-END
                                   -----------------------                        -----------------------

         NAME                         EXERCISABLE      UNEXERCISABLE            EXERCISABLE              UNEXERCISABLE
         ----                         -----------      -------------            -----------              -------------
David H. Brooks                        5,300,000           2,250,000            $21,167,500                $11,137,500

Dawn Schlegel                            130,000               -0-                  513,500                        -0-

Sandra Hatfield                          100,000             300,000                395,000                  1,185,000



                        COMPENSATION OF COMMITTEE REPORT

         The Compensation Committee is responsible for developing the Company's executive compensation policies and determining the compensation paid to the Company's Chief Executive Officer and its other executive officers.

         The Compensation Committee discharged its repsonsibility throughout the year through informal, personal meetings and other communications. In 2000, a new employment agreement with the Chief Executive Officer was executed. The Committee determined that no changes to the agreement were required in 2001.

         The Committee is reviewing the current compensation packages of its officers, including the lack of a bonus plan. The Committee's goal is to create a system that appropriately aligns the interest of executive officers with those of the Company's shareholders in increasing shareholder value. The Committee expects to make recommendations to the Board with respect to such a system later this year.

                                Morton Cohen, Chairman
                                Jerome Krantz
                                Gary Nadelman


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the beneficial ownership of the Company's Common Stock as of March 18 2002, for (i) each person known by the Company to beneficially own more than five percent of the shares of outstanding Common Stock, (ii) each of the executive officers listed in the Summary Compensation Table in "Executive Compensation" and (iii) all of the Company's executive officers and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and the persons named as the owners hold investment and voting power.


                                            NUMBER OF SHARES                PERCENT OWNED(1)
NAME                                       BENEFICIALLY OWNED(2)          * - LESS THAN ONE (1%)
----                                       ------------------
David Brooks(3),                               22,075,6003                           53%

Morton Cohen                                    1,636,5004                            4%

Jerome Krantz                                      79,0005                            *

Sandra Hatfield                                   125,0006                            *

Dawn Schlegel                                     155,5007                            *

Gary Nadelman                                     169,0008                            *

All officers and Directors as a group
(6 people)                                     24,240,6009                           58%(9)

1. Based upon 31,515,427 shares outstanding as of March 18, 2002. In calculating the percentage owned by any individual, officer, or director, the number of currently exercisable warrants and options have been included in calculation of percentage owned. Currently exercisable options or warrants are those, which are exercisable within 60 days after March 18, 2002.
2. Includes currently exercisable options or warrants are those, which are exercisable within 60 days after the date of this form 10-K.
3. Consists of 7,500,600 common shares owned and 500,000 shares issueable upon conversion of preferred stock owned by Mr. Brooks and 4,500,000 owned by his wife as custodian for his minor children as well as 9,575,000 shares acquirable under currently exercisable warrants as described below. Mrs. Brooks may acquire 3,750,000 shares at $1.33 per share and 500,000 shares at $3.50 per share upon the exercise of her currently exercisable warrants for. Mr. Brooks may acquire 3,750,000 shares at $2.33 per share, 25,000 shares at $3.25 per share, 25,000 shares at $2.00 per share, 25,000 shares at $7.11 per share and 1,500,000 shares at $1.00 per share upon exercise of his currently exercisable warrants. As the only person with more than 5% ownership of the Company, Mr. Brooks address is 555 Westbury Avenue, Carle Place NY 11514.
4. Includes 931,500 shares owned by various private equity funds managed by Mr. Cohen and 125,000 shares purchasable upon exercise of outstanding options at prices ranging from $2.00 to $7.11.
5. Includes 50,000 shares, which may be acquired upon exercise of a currently exercisable warrants at prices between $2.00 and $7.11.
6. Includes 125,000, which may be acquired under currently exercisable warrants at prices between $2.00 and $7.11.
7. Includes 155,000, which may be acquired under currently exercisable warrants at prices between $2.00 and $7.11.
8. Includes 50,000 shares, which may be acquired upon exercise of a currently exercisable warrants at prices between $2.00 and $7.11.
9. Includes 10,030,000 currently exercisable warrants of common stock held by directors and officers


ITEM 13.  CERTAIN  RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company has funded certain of its acquisitions and operations through the use of term loans from Mr. David H. Brooks, Chairman of the Board of the Company, and Mrs. Terry Brooks, his wife. The balance of the shareholder loans at December 31, 2001 is $10,000,000. These shareholders loans mature in November 2004 and bear interest at 12% per annum.

         Point Blank leases a 67,000 square foot office and manufacturing facility (the "Oakland Park Facility") located at 4031 N.E. 12th Terrace, Oakland Park, Florida 33334, from V.A.E. Enterprises ("V.A.E."), a partnership controlled by Terry Brooks, wife of Mr. David H. Brooks, and beneficially owned by Mr. and Mrs. Brooks' minor children. Annual aggregate base rental was $607,353 in 2001 and expires in December 31, 2010. Management believes that the terms of the lease are at the current market price that would be obtained from an unrelated party.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8K

       A.     (1)  FINANCIAL STATEMENTS
              (2)  FINANCIAL STATEMENT SCHEDULES
              (3) EXHIBITS. THE EXHIBITS FILED HEREWITH ARE SET FORTH ON THE INDEX TO EXHIBITS FILED AS PART OF THIS REPORT.

       B. FORM 8-K: NO REPORTS ON FORM 8-K WERE FILED DURING THE QUARTER ENDED DECEMBER 31, 2001.


                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED FINANCIAL STATEMENTS INDEX






                                    CONTENTS

                                                                                 PAGE


INDEPENDENT AUDITORS' REPORT                                                     F-1


Consolidated Balance Sheets as of December 31, 2001 and 2000                      F-2


Consolidated Statements of Operations for the years ended
         December 31, 2001, 2000 and 1999                                        F-3


Consolidated Statements of Stockholders' Equity for the years ended
         December 31, 2001, 2000 and 1999                                        F-4


Consolidated Statements of Cash Flows for the years ended December 31,
         2001, 2000 and 1999                                                     F-5


Consolidated Statements of Comprehensive Income for the years ended
         December 31, 2001, 2000 and 1999                                        F-6


Notes to the Consolidated Financial Statements                            F-7 - F-18

Schedule II Valuation and Qualifying Accounts                                   F-19

INDEPENDENT AUDITORS' REPORT



The Board of Directors of
DHB Industries Inc.

We have audited the accompanying consolidated balance sheets of DHB Industries Inc. and Subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity (deficit) and other comprehensive income and cash flows for each of the three-years in the period ended December 31, 2001. Our audits also included the financial statement schedule. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DHB Industries Inc. and Subsidiaries as of December 31, 2001 and 2000 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




Paritz and Company P.A.
Hackensack, New Jersey
March 5, 2002



                      DHB INDUSTRIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31,

                        ASSETS                               2001           2000
                        ------                               ----           ----

CURRENT ASSETS
Cash and cash equivalents                                    $145,384      $ 566,887
Marketable securities                                            --          368,996
Accounts receivable, less allowance for doubtful
   accounts of $792,451 and $653,384                       11,252,577      8,121,188
Inventories                                                24,582,313     14,297,059
Prepaid expenses and other current assets                   1,401,650      1,091,952
                                                            ---------      ---------

Total Current Assets                                       37,381,924     24,446,082
                                                           ----------     ----------

PROPERTY AND EQUIPMENT                                      2,017,012      1,940,326
                                                            ---------      ---------

OTHER ASSETS
Investments in non-marketable securities                      941,750        941,750
Deferred tax assets                                           259,300        429,300
Deposits and other assets                                     296,130        298,813
                                                              -------        -------

Total Other Assets                                          1,497,180      1,669,863
                                                            ---------      ---------

TOTAL ASSETS                                              $40,896,116    $28,056,271
                                                          ===========    ===========
              LIABILITIES AND STOCKHOLDERS' EQUITY
                           (DEFICIENCY)
CURRENT LIABILITIES
Accounts payable                                          $13,298,185    $11,257,987
Accrued expenses and other current liabilities              2,515,127      5,547,759
Current maturities of long term debt                          772,318        143,748
                                                              -------        -------

Total Current Liabilities                                  16,585,630     16,949,494
                                                           ----------     ----------

LONG TERM LIABILITIES
Notes payable-bank                                          8,442,414           --
Long term debt, net of current maturities                     862,500         15,356
Note payable - stockholder                                 10,000,000     16,046,469
                                                           ----------     ----------

Total Long Term Debt                                       19,304,914     16,061,825
                                                           ----------     ----------

Total Liabilities                                          35,890,544     33,011,319

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY)                           5,005,572     (4,955,048)
                                                            ---------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS'    EQUITY
(DEFICIENCY)                                              $40,896,116    $28,056,271
                                                          ===========    ===========

                 See accompanying notes to financial statements.



                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                  2001              2000               1999
                                                                  ----              ----               ----
Net sales                                                        $98,015,682        $70,017,572        $35,140,728

Cost of goods sold                                                71,639,394         49,358,476         27,566,278
                                                                  ----------         ----------         ----------

Gross profit                                                      26,376,288         20,659,096          7,574,450

Selling, general & administrative expenses                        13,626,790         12,459,841         17,445,669
                                                                  ----------         ----------         ----------

Income (loss) before other income (expense)                       12,749,498          8,199,255         (9,871,219)
                                                                  ----------          ---------        -----------

Other income (expense)
Interest expense, net of interest income                          (2,483,795)        (2,743,132)        (2,908,495)
Hurricane loss                                                         --                --             (7,740,231)
Settlement of employment contract                                      --                --               (270,000)
Loss on holding of equity investments                                  --                --               (688,000)
Write down of investment in subsidiary                                 --                --             (1,000,000)
Realized gain (loss) marketable securities                           (71,030)           (26,676)           (16,050)
Unrealized gain (loss) on marketable securities                                              -            (102,086)
Other income                                                         113,229            367,331            255,844
                                                                     -------            -------            -------
Total other income (expense)                                      (2,441,596)        (2,402,477)       (12,469,018)
                                                                 -----------        -----------       ------------

Income (loss) from continuing operations before income taxes      10,307,902          5,796,778        (22,340,237)

Income taxes                                                         174,886            129,999             67,385
                                                                     -------            -------             ------

Income (loss) from continuing operations                          10,133,016          5,666,779        (22,407,622)

Discontinued operations
Loss from discontinued operations                                      --              (517,288)        (4,238,800)
Gain (loss) on disposal of discontinued operations                     --               857,860         (5,475,491)
                                                                                      ---------        -----------
Total discontinued operations                                          --               340,572         (9,714,291)
                                                                    --------            -------        -----------



Net income (loss)                                                $10,133,016         $6,007,351       $(32,121,913)
                                                                 ===========         ==========      =============


Earnings (loss) per common share (Note 8)
   Continuing operations                                               $0.28             $ 0.18            $ (0.86)
   Discontinued operations                                              0.00               0.00              (0.38)
                                                                        ----               ----             ------
    Net earnings (loss) per common share                               $0.28              $0.18             $(1.24)
                                                                       =====              =====            =======


                 See accompanying notes to financial statements.



                      DHB INDUSTRIES INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                                                                 COMMON      ACCUMULATED
                                            NUMBER OF             ADDITIONAL     STOCK          OTHER      RETAINED
                                             COMMON      PAR       PAID-IN     SUBSCRIPTION COMPREHENSIVE  EARNINGS
                                             SHARES     VALUE      CAPITAL      RECEIVABLE      INCOME     (DEFICIT)       TOTAL
                                           ----------  --------  ------------   ---------     --------   -----------   -------------
Balance December 31, 1998                  25,447,440  $ 25,447  $ 21,215,849       0         $ 31,869   $(3,100,898)   $18,172,267

Net loss                                                                                                 (32,121,913)   (32,121,913)
Effect of foreign currency translation                                                         (19,461)                     (19,461)
                                                                                                                            --------
     Total comprehensive income                                                                                         (32,141,374)
Sale of common stock                        6,645,700     6,646     4,241,609    (700,025)                                3,548,299
Stock issued for services                     273,214       273       390,777                                               390,981
Exercise of warrants                           40,977        41        83,709                                                83,750
Purchase of treasury stock                    (75,150)      (75)     (240,170)          -            -             -       (240,245)
                                             --------      ----     ---------   ---------    ---------      ---------     ---------
Balance December 31, 1999                  32,332,181   $32,332   $25,691,774  $ (700,025)     $12,408  $(35,222,811)  $(10,186,322)

Net income                                                                                                 6,007,351      6,007,351
Effect of foreign currency translation                                                         (35,959)                     (35,959)
Effect of valuation allowance marketable
  securities                                                                                  (283,211)                    (283,211)
                                                                                             ---------                    ---------
     Total comprehensive income                                                                                           5,688,181
Sale of common stock                                                   (8,900)    700,025                                   691,125
Stock issued for services                      22,607        22        35,828                                                35,850
Stock issued in settlement of a lawsuit        16,727        17        22,983                                                23,000
Purchase of treasury stock                   (697,538)     (697)   (1,206,184)          -            -             -     (1,206,882)
                                            ---------     -----   -----------   ---------    ---------      ---------   -----------
Balance December 31, 2000                  31,673,977  $ 31,674  $ 24,535,501     $ --      $ (306,762) $(29,215,460)   $(4,955,048)

Net income                                                                                                10,133,016     10,133,016
Effect of foreign currency translation                                                         (29,179)                     (29,179)
Effect of valuation allowance marketable
  securities                                                                                   283,211                      283,211
                                                                                                                            -------
     Total comprehensive income                                                                                          10,387,048
Sale of common stock                          225,000       225       506,025                                               506,250
Stock issued for services                     111,000       111       355,119                                               355,230
Stock issued - exercise of a warrant          150,000       150       449,850                                               450,000
Purchase of treasury stock                   (678,063)     (678)   (1,737,231)          -            -             -     (1,737,909)
                                            ---------     -----   -----------    ---------    --------- -------------    ----------
Balance December 31, 2001                  31,481,914  $ 31,482  $ 24,109,264    $  --      $  (52,730) $(19,082,444)    $5,005,572
                                           ==========    ======    ==========    ========     ========  =============    ==========

                 See accompanying notes to financial statements.


                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

CASH FLOWS FROM OPERATING ACTIVITIES                                2001            2000             1999
                                                                    ----            ----             ----

Net Income (loss)                                                 $10,133,017      $6,007,351      $(32,121,913)

Adjustments to reconcile net income to net cash provided by
  operating activities:
Depreciation and amortization                                         478,070         324,161           592,213
Valuation allowances/reserves                                         283,211        (283,211)        4,017,806
Stock issued for services                                             355,230          35,850           200,981
Stock issued in settlement of a lawsuit                                   --           23,000           190,000
Unrealized gain on transfers from non-marketable securities               --           58,250              --
Deferred income taxes                                                 170,000          14,700          (110,000)
Changes in assets and liabilities
Accounts receivable                                                (3,131,389)     (2,912,823)        2,705,402
Marketable securities                                                 368,996        (368,996)          529,328
Inventories                                                       (10,285,254)     (5,251,206)        9,017,763
Assets held for sale                                                      --             --              23,717
Prepaid expenses and other current assets                            (309,698)       (495,511)        1,335,850
Deposits and other assets                                               1,600          41,195           217,601
Accounts payable                                                    2,040,198       1,762,324         4,366,516
Accrued expenses and other current liabilities                     (3,032,632)      2,990,469           744,616
                                                                  -----------      ----------        ----------

Net cash provided (used) by operating activities                   (2,928,651)      1,945,553       (8,290,120)
                                                                  -----------       ---------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Sale (payments for purchase) of assets of subsidiary, net
  of cash acquired                                                       --         3,933,980              --
Sale of property and equipment                                           --           422,241              --
Payments made for property and equipment                             (553,673)       (429,319)         (311,043)
                                                                    ---------       ---------         ---------

Net cash provided (used) by investing activities                     (553,673)      3,926,902          (311,043)
                                                                    ---------       ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (repayments) of note payable- bank                         8,442,414      (5,000,000)          825,000
Proceeds of note payable- shareholder                              (6,046,469)           -            4,518,865
Proceeds from the issuance of long term debt                        1,800,000            -                   -
Principal payments on long-term debt                                 (324,286)       (227,293)         (160,722)
Proceeds from the exercise of warrants - common stock                 450,000           -                83,750
Foreign currency translation                                          (29,179)        (35,959)          (19,461)
Purchase of treasury stock                                         (1,737,909)     (1,206,882)         (240,245)
Net proceeds from sale of common stock                                506,250         691,125         3,548,300
                                                                      -------       ---------         ---------

Net cash provided (used) by financing activities                    3,060,821      (5,779,009)        8,555,487
                                                                    ---------    ------------         ---------

NET INCREASE (DECREASE) IN CASH AND
EQUIVALENTS                                                          (421,503)         93,446           (45,676)

CASH AND CASH EQUIVALENTS - BEGINNING                                 566,887         473,441           519,117
                                                                      -------        --------           -------

CASH AND CASH EQUIVALENTS - END                                      $145,384        $566,887          $473,441
                                                                     ========       =========          ========

                 See accompanying notes to financial statements.

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                      Principles of consolidation

                      The consolidated financial statements include the accounts of DHB Industries Inc. and its subsidiaries ("DHB"), all of which are wholly owned. DHB has two major divisions, DHB Armor Group and DHB Sports Group.

                      Business description

                      DHB Armor Group  develops,  manufactures,  and distributes bullet and projectile resistant garments, bullet resistant and fragmentation vests, bomb projectile blankets, aircraft armor, bullet resistant plates and shields and related ballistic accessories. DHB Sports Group manufactures and distributes specialized protective athletic apparel and equipment and orthopedic products

                      Uses  of  estimates  in  the   preparation   of  financial
            statements

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

Note 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

            Non-marketable securities are valued at historical cost.

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

            Research and development expenses

                      Research   and   development   expenses  are  expensed  as
            incurred. The Company incurred approximately $2.3 million, $1.3 million, and $825,000, of research and development costs in 2001, 2000, and 1999 respectively.

            Advertising expenses

                      The cost of  advertising  is  expensed  as  incurred.  The
            Company incurred approximately $742,000, $728,000, and $1,062,000of advertising costs in 2001, 2000, and 1999 respectively.

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

Note 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued


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

Note 2      SUPPPLEMENTAL CASH FLOW INFORMATION

                Cash paid for:          2001            2000            1999
                                        ----            ----            ----
                     Interest      2,364,455         124,757         355,160
                     Taxes            12,817          29,131          63,933

            On March 10, 2000, the Company sold LEC and DHB KK for a cash payment of approximately $4.234 million.


Note 3      MARKETABLE SECURITIES/NON-MARKETABLE SECURITIES

                      The following is a comparison of the cost and market value of marketable securities included in current assets:

                                             2001          2000          1999
                                             ----          ----          ----

                Cost                           $0       $652,207           $0
                Unrealized loss                --      (283,211)           --
                                               --      ---------           --
                Market Value                   $0       $368,996           $0
                                               ==       ========           ==


              Long Term Investments

                      The fair values of some investments are estimated based on quoted market prices for those or similar investments. For other investments for which there are no quoted market prices, a reasonable estimate of fair value could not be made without incurring excessive costs. Additional information pertinent to the value of an unquoted investment is provided below.


Note 3      MARKETABLE SECURITIES/NON-MARKETABLE SECURITIES -(Continued)

                      It was not  practicable  to estimate  the fair value of an investment of the issued common stock of an untraded company; that investment is carried at its original cost of $941,750 in the statement of financial position. At year-end, the total assets reported by the untraded company were $2,220,494 and the common stockholders' equity was $1,264,999, revenues for the year ended December 31, 2001 were $7,914,249 with a net loss of $(3,108,989).

Note 4      INVENTORIES

            Inventories consist of the following:

                                               2001            2000             1999
                                               ----            ----             ----
            Finished goods                  $5,041,516       $2,225,136      $3,376,747
            Work in process                  6,917,229        5,365,685       1,889,701
            Raw materials and supplies      12,623,568        6,706,238       5,001,428
                                            ----------        ---------       ---------
                 Sub-total                  24,582,313       14,297,059      10,267,876
            Discontinued Operations           -      -        -      -       (1,222,023)
                                           -----------      -----------     -----------
                                           $24,582,313      $14,297,059     $ 9,045,853
                                           ===========      ===========     ===========

Note 5      PROPERTY, PLANT AND EQUIPMENT

                      A  summary  of  property,  plant  and  equipment  and  the estimated lives used in the computation of depreciation is as follows:

                                                                                      ESTIMATED
                                                         2001            2000        USEFUL LIFE
                                                         ----            ----        -----------
            Buildings                                     --              --            39 years
            Machinery and equipment                    1,990,884        1,767,158     5-30 years
            Furniture, fixtures and
            Computer equipment                         1,073,910        1,173,909      5-7 years
            Transportation equipment                     601,596          391,016      3-5 years
            Leasehold improvements                       715,673          751,062   5-31.5 years
                                                         -------          -------
                                                       4,382,062        4,083,145
            Less accumulated depreciation and
            amortization                               2,365,051        2,142,812
                                                       ---------        ---------

                                                      $2,017,012       $1,940,326
                                                      ==========       ==========


Note 6      NOTES PAYABLE STOCKHOLDER

            These notes bear interest at 12% per annum and are due, as extended, in November 2004. See Note 17, subsequent events



Note 7      LONG-TERM DEBT
                                                                               2001          2000
                                                                               ----          ----
Note payable bank (a)(c)                                                   $8,442,414         $ --
                                                                           ==========          ====

Long-term debt consists of the following:

Term Loan - payable in 24 monthly installments of $62,500                  $1,612,500
plus interest and 11 installments of $8,333 plus interest(b),(c)

Other                                                                          22,318       159,104
                                                                               ------       -------
                                                                            1,634,818       159,104
Less current portion                                                          772,318       143,748
                                                                              -------       -------

Total long term debt                                                        $ 862,500      $ 15,356
                                                                            =========      ========

a - Pursuant to a Loan and Security Agreement dated September 24, 2001 ("the agreement"), which expires September 2004, the Company may borrow up to the lesser of $15,500,00 or eighty five percent of its eligible accounts receivable plus the lesser of $10,000,000 or certain percentages of eligible inventory, as defined Borrowings under this agreement bear interest, at the Company's option, at the bank's prime rate or LIBOR; plus 2 1/2 % per annum.

       The Company has classified the entire outstanding balance under this part of the agreement as long-term since the Company projects that these borrowings will not go below this amount during the year ending December 31, 2002.

b - These borrowings bear interest, at the Company's option, at the bank's prime rate plus 1/2% or LIBOR plus 3%. In addition to the principal repayments referred to above, commencing with the year ended December 31, 2002, the Company must make mandatory prepayments based upon its excess cash flow as defined.

c -- The borrowings are collateralized by a first security interest in substantially all assets of the Company. The agreement, among other things, requires the Company to maintain a minimum (i) tangible net worth, as defined,
(ii) fixed charge coverage ratio and (iii) earnings before interest, taxes, depreciation and amortization. The agreement further limits the amount of capital expenditures the Company may incur in any fiscal year.

d - The agreement also provides that the lender will make capital expenditure loans to the company of up to 75% of the net invoice cost, as defined, of certain equipment up to a maximum loan of $1,500,000. Zero had been borrowed under this portion of the loan as of December 31, 2001.

                              Long-term debt matures as follows:
                        2002                            $772,318
                        2003                             750,000
                        2004                             112,500
                        2005                                 -
                                                      ----------
                            Total                     $1,634,818
                                                      ==========

Note 8      STOCKHOLDERS' EQUITY

            Common and preferred stock

            DHB has 100,000,000 shares authorized of its $.001 par value Common. In addition, DHB is authorized to issue 1,500,000 shares of Class A 10% convertible Preferred Stock, none of which was issued and outstanding at December 31, 2001 and 2000. On December 1, 2000 the Board of Directors announced the directive to the Company to purchase up to two million shares of its common stock in the open market, from time to time, at its discretion. As of December 31, 2001, the Company still has authorization to purchase an additional 1,264,395 shares.

            Earnings Per share

                      Earnings  per common share  calculations  are based on the weighted average number of common shares outstanding during each period: 31,455,406 , 32,219,376, and 25,866,880 for the years ended
            December 31, 2001, 2000, and 1999, respectively. Calculations for diluted earnings per share are based on the weighted average number of outstanding common shares and common share equivalents during the periods: 36,775,910, 34,086,963, and 25,866,880 for the years ended
            December 31, 2001, 2000 and 1999, respectively.

                                                                  INCOME (LOSS)         SHARES            PER SHARE
            Basic EPS                                              (NUMERATOR)       (DENOMINATOR)          AMOUNT
                                                                  -----------       -------------          ------
            Income From continuing operations-2001                $10,133,016          31,455,406            $ 0.32
                                                            ------------------ ------------------- -----------------
            Diluted EPS                                           $10,133,016          36,775,910            $ 0.28
                                                                  ===========          ==========            ======

            Basic EPS
            Income From continuing operations-2000                $ 5,796,778          32,219,376            $ 0.18
                                                            ------------------ ------------------- -----------------
            Diluted EPS                                           $ 5,796,778          34,086,963            $ 0.17
                                                                  ===========          ==========            ======

            Basic EPS
            Loss from continuing operations-1999                 $(22,340,237)         25,866,880           $ (1.24)
                                                            ------------------ ------------------- -----------------
            Diluted EPS                                          $(22,340,237)         25,866,880           $ (1.24)
                                                                =============          ==========          ========

            Stock option plan

                      The Company  adopted a 1995 Stock Option Plan  pursuant to which the Board of Directors was authorized to award options to purchase up to 3,500,000 shares of Common Stock to selected officers, employees, agents, consultants and other persons who render services to the Company.

            Stock warrants

                      During 2001,  the four Board Members were each awarded 25,
            000 warrants exercisable at $2.00 for five years. Also during 2001, the Board of Directors awarded a key employee 100,000 warrants exercisable at $1.70, which expire in January 2006.

                      All of the above  mentioned  warrants  were granted in the year ended December 31, 2001 and there were no options exercised or canceled during the same period.

                      The  per  share  weighted  average  fair  value  of  stock warrants granted during the fiscal year ended December 31, 2001 was $2.00. The fair value of these warrants was determined at the date of grant using the Black-Scholes warrant pricing model with the following assumptions;

                        Risk-free interest rate                 4.92%
                        Expected volatility of common stock   100.67%
                        Dividend yield                          0.00%
                        Expected option term                    5.14 years

                      The  Company  applies APB 25 in  accounting  for its stock plans and, accordingly, no compensation costs have been recognized in the Company's financial statements for warrants granted. If, under SFAS 123, the Company determined compensation costs based on the fair value at the grant date for its stock warrants, net earnings and earnings per share for the year ended December 31, 2001 would have been reduced to the pro forma amounts as follows:

              Net Earnings
                 As reported                                      $10,133,016
                 Pro forma                                          7,907,651
              Basic Earnings Per Share
                 As reported                                            $0.32
                 Pro forma                                               0.25
              Diluted Earnings Per Share
                 As reported                                            $0.28
                 Pro forma                                               0.21

                      The following table summarizes information regarding stock warrants outstanding at December 31, 2001:

                                                        Weighted
                                                         Average       Weighted       Number of         Weighted
                                      Number of         Remaining       Average        Shares           Average
                Exercise Price         Warrants        Contractual     Exercise      Exercisable     Exercise Price
                     Range           Outstanding          Life           Price          Price
              -------------------- ----------------- ---------------- ------------ ---------------- -----------------
                  0 to $1.00              3,750,000             8.51        $1.00        1,500,000             $1.00
                $1.01 to $1.50            3,883,000             2.92        $1.33        3,872,000             $1.33
                $1.51 to $2.00              913,000             4.52        $2.00          525,333             $2.00
                $2.01 to $2.50            3,795,000             4.25        $2.33        3,765,000             $2.33
                $2.51 to $3.00              364,600             0.91        $3.00          359,000             $3.00
                $3.01 to above              600,000             2.78        $3.49          600,000             $3.49



              In 2000, the board of directors awarded two key employees warrants which vest over four to five years and are exercisable at $2.00 per share. Pursuant to employment agreements (See Note 14), the Company has 3,750,000 stock warrants outstanding exercisable at $2.33 per share and expiring in 2006 and 3,750,000 stock warrants at $1.00 and vesting 20% immediately and in 20% annual increments thereafter and expire in July 2010.

Note 9      DISCONTINUED OPERATIONS.

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


                                                                                                     1999
                                                                                                     ----
             Current assets (mainly trade receivables and inventory)                            $1,865,454
             Accounts payable and accrued expenses                                                 896,552
                                                                                                   -------
             Net current assets                                                                   $968,902
                                                                                                  --------

             Property, plant and equipment, net                                                 $2,866,471
             Other non-current assets                                                               93,607
                                                                                                    ------
             Net Long-term assets                                                               $2,960,078
                                                                                                ----------


             The condensed statements of operations relating to the discontinued
              operations are presented below:

                                                                                   2000             1999
             Net sales                                                           $401,299       $7,514,541
             Cost and expenses                                                   (918,587)      11,753,341
                                                                                ---------      -----------
             Loss before income taxes                                            (517,288)      (4,238,800)
             Gain (loss) on disposal                                              857,860       (5,475,491)
                                                                                ---------      -----------
             Net Income (loss)                                                   $340,572      $(9,714,291)
                                                                                =========      ===========


Note 10     RELATED PARTY TRANSACTIONS


            A summary of related party transactions for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                                                      2001           2000           1999
                                                                      ----           ----           ----
              Interest, rental, professional and other
              expenses paid or accrued to DHB's majority
              stockholder                                        2,962,198      3,528,995      5,064,765



            The Company leases a warehouse and manufacturing facility from a partnership indirectly owned by the majority stockholder of DHB pursuant to a lease expiring December 31, 2010 at a annual rental of approximately $607,000.

Note 11     RISKS AND UNCERTAINTIES

                      The Company  maintains cash balances at various  financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company's accounts at these institutions may, at times, exceed the federally insured limits. The Company has not experienced any losses in such accounts.

                      Approximately  75% , 64%,  and 35%  for  the  years  ended
            December 31, 2001, 2000 and 1999, respectively, of DHB's sales were made to the United States Government or its agencies.

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


Note 12     FAIR VALUES OF FINANCIAL INSTRUMENTS

            The Company's financial instruments include cash, accounts receivable, accounts payable and long-term debt. The carrying values of cash, accounts receivable, accounts payable and long-term debt approximate their fair values.


Note 13     SEGMENT INFORMATION:

            As described in detail above, the Company operates in two principal segments: Ballistic-resistant equipment and Protective athletic/sports product. The Company disposed of the Electronics Group in March 2000, and closed its hard armor company, LAP in October 1999. These two divestitures are accounted for as discontinued operations. Financial information on the Company's business segments was as follows:



NET SALES                                                         2001              2000               1999
---------                                                     ------------        -----------       ------------
Ballistic-resistant equipment                                 $ 94,558,410        $64,720,773        $30,358,537
Electronic components/LAP                                          --                 401,299          8,441,393
Protective athletic & sports product                             4,520,172          5,296,799          6,236,438
                                                                 ---------          ---------          ---------
                                                                99,078,582         70,418,871         45,036,368
Less inter-segment sales                                        (1,062,900)                --         (2,381,099)
Less discontinued operations (3)                                   --                (401,299)        (7,514,541)
                                                               -----------        -----------        -----------
Consolidated Net Sales                                         $98,015,682        $70,017,572        $35,140,728
                                                               ===========        ===========        ===========

INCOME FROM OPERATIONS
Ballistic-resistant equipment                                  $14,999,114        $10,591,126       $(9,629,504)
Electronic components                                                   --           (517,288)        (1,835,137)
Protective athletic & sports product                                93,819           (166,114)        (2,390,834)
Corporate and Other (1)                                         (2,343,435)        (2,225,757)        (2,824,826)
                                                               -----------        -----------        -----------
     Sub-total                                                  12,749,498          7,681,967        (16,680,301)
Income (Loss) from discontinued operations(3)                        --               517,288         (6,809,082)
                                                              ------------        -----------      -------------
Consolidated Operating Income                                 $12,749,498         $8,199,255        $( 9,871,219)
                                                              ============        ===========      =============

IDENTIFIABLE ASSETS (2)
Ballistic-resistant equipment                                  $36,426,397        $22,383,129        $14,283,739
Electronic components                                                  ---                ---          6,177,019
Protective athletic & sports product                             2,767,905          3,517,194          3,335,253
                                                                 ---------          ---------          ---------
                                                                39,194,302         25,900,323         23,796,011
Corporate and Other                                              1,701,814          2,155,948            400,038
                                                                 ---------          ---------            -------
Consolidated Net Assets                                         40,896,116         28,056,271         24,196,049
Discontinued operations (3)                                                                           (4,825,532)
Assets held for sale                                                    --                 --          3,928,980
                                                              ------------        -----------       ------------
Adjusted Net Assets                                            $40,896,116        $28,056,271        $23,299,497
                                                               ===========        ===========        ===========

            Foreign sales accounted for 2%, 2% and 17%, of the total revenues for the years ended December 31, 2001, 2000 and 1999, respectively. Foreign identifiable assets accounted for 1%, 1%, and 13% of the total assets at December 31, 2001, 2000 and 1999, respectively.
            (1) Corporate and Other includes corporate general and administrative expenses.
            (2) Corporate assets are principally cash, marketable securities, and deferred charges.
            (3) Discontinued operations included the Electronics Group sold on March 10, 2000, as well as the loss from the shutdown of the LAP plant in 1999.

Note 14       COMMITMENTS AND CONTINGENCIES

            Leases

                      The company has  non-cancelable  operating  leases,  which expire through 2010. These leases generally require the Company to pay certain costs, such as real estate taxes.

                      Future  minimum  lease  commitments   (excluding   renewal
            options) under non-cancelable leases are approximately:

                             Years Ending

                                 2002                    $  862,145
                                 2003                       739,157
                                 2004                       739,157
                                 2005                       739,157
                                 2006                       649,063
                                 Thereafter               2,476,128
                                                          ---------
                                                         $6,204,807
                                                          =========

                      Rent and real estate tax expense on  operating  leases for the years ended December 31, 2001, 2000 and 1999 aggregated approximately $1,106,035, $1,417,000 and $1,417,000, respectively.

            Employment agreements

                      The Company is  committed  under an  employment  agreement with its majority stockholder, which expires in July 2006 and provides for an annual salary of $500,000 and annual increases of $50,000 thereafter. In addition, the contract provides for 3,750,000 stock warrants at $1.00, which vest 20% immediately and in 20% annual increments thereafter. The warrants expire in July 2010.

            Litigation

                      The  Company  has filed a lawsuit  against  its  insurance carrier, as well as, the insurance agent, for negligence and breach of fiduciary duties as a result of the damages incurred during Hurricane Irene in October 1999.

                      In June 2001,  the Company was served a lawsuit  regarding patent infringement. The Company filed an answer and believes the patent is invalid and does not infringe.

                      The former  Vice  President  and  General  Counsel  won an arbitration proceeding against the company for two years unearned compensation plus legal fees. The Company is seeking a vacation of the award.

                      The  Company  is subject to other  legal  proceedings  and claims, which have risen in the ordinary course of its business and have not been finally adjudicated. These actions when ultimately concluded and determined will not, in the opinion of management, have a material adverse effect on the results of operations or the financial condition of the Company.

Note 15     INCOME TAXES

              Components of income taxes are as follows:

                                                2001      2000           1999
                                                ----      ----           ----
              Federal
                 Current                         $ 0         $ 0           $ 0
                 Deferred                          0           0             0
                                       -------------------------- -------------
                       Total federal               0           0             0

              State
                 Current                     174,886     129,999        67,385
                 Deferred                          0           0             0
                                       -------------------------- -------------
                                             174,886     129,999        67,385

                       Total state          $174,886   $ 129,999       $67,385
                                            ========   =========       =======


            A reconciliation of the statutory federal income tax rates to the Company's effective tax rate for the years ended December 31 is as follows:

                                                                             2001       2000       1999
                                                                             ----       ----       ----

            Statutory U.S. income tax rate                                    34%       34%        -34%

            Decrease resulting from:
                 Utilization of net operating loss carryforwards             -34%       -34%

            Increase resulting from:
                 State and local income taxes, net of federal benefits       1.67%     2.10%
                 Non-availability of net operating loss carryforwards         0%         0%        34%
                                                                              --         --        ---

            Effective tax rate                                               2.10%     2.10%        0%
                                                                             =====     =====        ==


The significant components of deferred tax assets and liabilities as of December 31, were as follows:


                                                 2001          2000           1999
                                                 ----          ----           ----

  Net operating loss carryforwards            $ 5,440,000    $8,840,000    $10,920,000
  Accounts receivable reserve                     270,000       222,000         85,000
  Write down of marketable securities              95,000       520,000        212,000
  Write down of non-marketable securities         448,000       448,000        234,000
  Write down of investment in                     520,000       520,000        340,000
                                                  -------       -------        -------
                                                6,773,000    10,550,000     11,791,000

Less valuation allowance                        6,513,700    10,120,700     11,347,000
                                               ----------    ----------     ----------

Net deferred tax asset                          $ 259,300     $ 429,300      $ 444,000
                                                =========     =========      =========



Note 16  SUBSEQUENT EVENTS

On January 14, 2002, David H. Brooks, the principal stockholder of the company exchanged $3 million of the approximately $10 million of indebtedness due him for 500,000 shares of the newly authorized Series A Convertible Preferred Stock. The Preferred Stock has a dividend rate of $.72 per share per annum, an amount equal to the exchanged amount that would have been paid as interest on the exchanged indebtedness. Shares of the Preferred Stock are convertible, on a one-to-one basis, at the option of the holder, into shares of Common Stock. The shares of Preferred Stock are redeemable at the option of the Company on December 15, 2002 and on each December 15th thereafter.

                     DHB INDUSTRIES INC. AND SUBSIDIARIES
                     SCHEDULE II TO THE FINANCIAL STATEMENTS
                        VALUATION AND QUALIFYING ACCOUNTS
                        DECEMBER 31, 2001, 2000 AND 1999




Allowances deducted from related balance sheet accounts:

                                                                              INVESTMENT IN    NET WRITE DOWN OF
                                                                              NON-MARKETABLE     INVESTMENT IN
                                               ACCOUNTS                         SECURITIES        SUBSIDIARIES
                                                                                ----------        ------------
                                              RECEIVABLE       INVENTORY

Balance at December 31, 1998                       $507,739             $ 0         $ 628,000            $529,579

Additions charged to
     costs and expenses                             250,002         624,898           688,750           1,000,000

Deductions/writeoffs                                      -               -                 -                   -
                                                   --------         -------         ---------           ---------

Balance at December 31, 1999                       $757,741       $ 624,898       $ 1,316,750          $1,529,579

Additions charged to
     costs and expenses                              36,000           -----             -----               -----

Deductions/writeoffs                                140,357               -                 -                   -
                                                   --------         -------         ---------           ---------

Balance at December 31, 2000                       $653,384       $ 624,898       $ 1,316,750          $1,529,579

Additions charged to
     costs and expenses                             139,067           -----             -----               -----

Deductions/writeoffs                                      -               -                 -                   -
                                                   --------         -------         ---------           ---------

Balance at December 31, 2001                       $792,451       $ 624,898       $ 1,316,750          $1,529,579
                                                   ========       =========       ===========          ==========

SIGNATURES

Pursuant to the requirements of Section 13 or 15(D) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this the 28th day of March 2002.

                                                     DHB Industries Inc.

                                                     /s/ DAVID BROOKS
                                                     ----------------
                                                     David H. Brooks
                                                     Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                     CAPACITY                             DATE

/s/ DAVID H. BROOKS
-------------------           Chairman of the Board,            March 28, 2002
    David H. Brooks           and Director


/s/ DAWN SCHLEGEL
-----------------             Treasurer                         March 28, 2002
    Dawn Schlegel             Principal Financial Officer
                              Principal Accounting Officer

/s/ MORTON COHEN
----------------              Director                          March 28, 2002
    Morton Cohen


Item 13 (a) Exhibits.

EXHIBIT       DESCRIPTION
3.1           Certificate of Incorporation of DHB Capital Group Inc., a Delaware corporation (hereinafter,
              "DHB".)                                                                                            1

3.2           Certificate of Amendment to Certificate of Incorporation of DHB filed December 31, 1996            2

3.3           Certificate of Amendment to Certificate of Incorporated filed July 24, 2001

3.4           By-laws of DHB                                                                                     1

4.3           Form of Warrant Agreement with respect to all Outstanding Warrant together                         3

10.1          Employment Agreement dated July 1, 2000 between DHB and David Brooks

10.2          Promissory Note between the Company and David Brooks dated November 6, 2000                        1

10.3          1995 Stock Option Plan                                                                             4

10.6          Sale agreement date March 10, 2000 with DHB and DMC2 Electronic Components - incorporated by
              reference in the Company's filing of Form 8-K                                                      6

10.7          Lease agreement dated January 1, 2001 between Point Blank Body Armor and VAE Enterprises.

10.8          Lease agreement dated April 15, 2001 between DHB Capital Group and A&B Holdings, Inc.
25            List of Subsidiaries

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

3             Incorporated by reference to the Company's Annual report for December 31, 2000.

4             Incorporated by reference to Registration Statement on Form S-8 filed on or about October 1, 1995.

5             Incorporated by reference to the Current Report on Form 8-K dated March 23, 2000.

Exhibit 21:  List of Subsidiaries

                                                        STATE           DATE
                CORPORATION NAME           % OWNED     OF INC.      INCORPORATED

DHB Armor Group Inc.                          100 %       DE          08/14/95
DHB Sports Group Inc.                         100 %       DE          05/02/97
NDL Products Inc.                             100 %       FL          12/16/94
Point Blank Body Armor Inc.                   100 %       DE          09/06/95
Protective Apparel Corporation of America     100 %       NY          05/02/75


--------