Form 10-K/A
period 2001-12-31
DHB CAPITAL GROUP INC /DE/
filed 2002-04-09
CIK 899166

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A

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

         During 2001, the Company repurchased and retired 678,063 shares in the open market for an aggregate price of approximately $1,738,000. To date, the Company has repurchased 2,735,605 shares for a total cost of $8,099,004.

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

            Stock warrants

                      During 2001,  the four Board Members were each awarded 25,
            000 warrants exercisable at $2.00 for five years. Also during 2001, the Board of Directors awarded key employees 400,000 warrants exercisable at $2.00, which expire in January 2006.

                      All of the above  mentioned  warrants  were granted in the year ended December 31, 2001 and there were no options exercised or canceled during the same period.

                      The  per  share  weighted  average  fair  value  of  stock warrants granted during the fiscal year ended December 31, 2001 was $1.70. The fair value of these warrants was determined at the date of grant using the Black-Scholes warrant pricing model with the following assumptions;

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


SIGNATURE                     CAPACITY                             DATE

/s/ DAVID H. BROOKS
-------------------           Chairman of the Board,            March 28, 2002
    David H. Brooks           and Director


/s/ DAWN SCHLEGEL
-----------------             Treasurer                         March 28, 2002
    Dawn Schlegel             Principal Financial Officer
                              Principal Accounting Officer

/s/ MORTON COHEN
----------------              Director                          March 28, 2002
    Morton Cohen


Item 13 (a) Exhibits.

EXHIBIT       DESCRIPTION
3.1           Certificate of Incorporation of DHB Capital Group Inc., a Delaware corporation (hereinafter,
              "DHB".)                                                                                            1

3.2           Certificate of Amendment to Certificate of Incorporation of DHB filed December 31, 1996            2

3.3           Certificate of Amendment to Certificate of Incorporated filed July 24, 2001

3.4           Certificate of Designations and Preference, an amendment to the Certificate of Incorporation
              filed on December 26, 2001; and the By-laws of DHB                                                 1, 6

4.2           Stock Subscription Agreement between the Registrant and David Brooks, dated December 14, 2001.     6

4.3           Form of Warrant Agreement with respect to all Outstanding Warrant together                         3

10.1          Employment Agreement dated July 1, 2000 between DHB and David Brooks

10.2          Promissory Note between the Company and David Brooks dated November 6, 2000                        1

10.3          1995 Stock Option Plan                                                                             4

10.6          Sale agreement date March 10, 2000 with DHB and DMC2 Electronic Components - incorporated by
              reference in the Company's filing of Form 8-K                                                      6

10.7          Lease agreement dated January 1, 2001 between Point Blank Body Armor and VAE Enterprises.

10.8          Lease agreement dated April 15, 2001 between DHB Capital Group and A&B Holdings, Inc.              3

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

6             Incorporated by reference to the Current Report on Form 8-K dated January 25, 2002.
