Form 10-Q
period 2002-03-31
DHB INDUSTRIES INC
filed 2002-05-15
CIK 899166

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-22429

DHB INDUSTRIES INC.
(Exact name of registrant as specified in its charter)

Delaware	11-3129361
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

555 Westbury Avenue, Carle Place, New York 11514
(Address of principal executive offices)

Registrant's telephone number, including area code: (516) 997-1155

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [ X ]    No   [   ]

As of April 23, 2002, there were 31,865,247 shares of Common stock, $.001 par value outstanding.

TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONSOLDIATED FINANCIAL STATEMENTS

DHB Industries Inc. and Subsidiaries
Consolidated Balance Sheets
As of March 31, 2002 (Unaudited) and December 31, 2001

	Unaudited
	March 31, 2002	December 31, 2001

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$136,348	$145,384
Accounts receivable, less allowance for doubtful accounts
of $840,451 and $792,451	15,285,787	11,252,577
Inventories	31,051,074	24,582,313
Prepaid expenses and other current assets	661,945	1,401,650

Total Current Assets	47,135,154	37,381,924

PROPERTY AND EQUIPMENT	1,956,999	2,017,012

OTHER ASSETS
Investments in non-marketable securities	941,750	941,750
Deferred tax assets	259,300	259,300
Deposits and other assets	230,820	296,130

Total Other Assets	1,431,870	1,497,180

TOTAL ASSETS	$50,524,023 —————	$40,896,116 —————

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$13,342,938	$13,298,185
Accrued expenses and other current liabilities	2,951,202	2,515,127
Current maturities of long term debt	755,488	772,318
Total Current Liabilities	17,049,628	16,585,630

LONG TERM LIABILITIES
Notes payable-bank	12,165,456	8,442,414
Long term debt, net of current maturities	737,500	862,500
Note payable - stockholder	7,000,000	10,000,000
Total Long Term Debt	19,902,956	19,304,914

TOTAL LIABILITIES	36,952,584 —————	35,890,544 —————

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock $.001 par value, 100,000,000 shares authorized, 31,865,254 issued and outstanding	31,865	31,482
Preferred Stock	3,000,000	----
Additional paid in capital	24,908,881	24,109,264
Accumulated deficit	(14,324,756)	(19,082,444)
Other comprehensive income (loss)	(44,551)	(52,730)
STOCKHOLDERS' EQUITY (DEFICIENCY)	13,571,439	5,005,572

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$50,524,023 —————	$40,896,116 —————

See accompanying note to financial statements

DHB INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF
INCOME AND ACCUMULATED DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31,

	2002	2001	2000

Net sales	$33,635,519	$20,174,944	$13,575,648

Cost of sales	24,181,997	15,223,433	9,594,341

Gross Profit	9,453,522	4,951,511	3,981,307

Selling, general and administrative expenses	4,227,661	3,333,258	2,886,689

Income before other expense	5,225,861	1,618,253	1,094,618

Other Income (expense)
Interest Expense	(463,827)	(614,236)	(791,608)
Other Income	22,549	24,441	6,574
Total Other Income (expense)	(441,278)	(589,795)	(785,034)

Income from Continuing Operations	4,784,583	1,028,458	309,584

Discontinued operations
Loss from discontinued operations	----	----	(517,288)
Gain on disposal of discontinued operations	----	----	857,860
Total income from discontinued operations	----	----	340,572

Income before income taxes	4,784,583	1,028,458	650,156

Income taxes	26,895	5,901	27,773

Net income	4,757,688	1,022,557	622,383

Accumulated Deficit Beginning	(19,082,444)	(29,215,460)	(35,222,811)

Accumulated Deficit Ending	$(14,324,756 —————)	$(28,192,903 —————)	$(34,600,428 —————)

Earnings per common share
Basic shares	.15 —————	.03 —————	.02 —————
Diluted shares	.12 —————	.03 —————	.02 —————

Weighted shares outstanding
Basic shares	31,486,391	31,230,898	32,332,181
Warrants	9,799,655	5,529,725	----
Diluted shares	41,286,046 —————	36,760,623 —————	32,332,181 —————

See accompanying note to financial statements

DHB INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,

CASH FLOWS FROM OPERATING ACTIVITIES	2002	2001	2000

Net Income (loss)	$4,757,688	$1,022,557	$622,383

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	137,769	112,893	105,025
Stock issued for services	----	109,680	----
Changes in assets and liabilities
(Increase) Decrease in:
Accounts receivable	(4,033,210)	1,169,249	(378,362)
Marketable securities	----	(343,649)	----
Inventories	(6,468,761)	(2,941,867)	(454,090)
Prepaid expenses and other current assets	739,705	252,752	(3,041)
Deposits and other assets	65,040	192	28,279
Increase (decrease) in:
Accounts payable	44,753	2,428,163	219,443
Accrued expenses and other current liabilities	436,075	(669,497)	412,263
Net cash provided (used) by operating activities	(4,320,941)	1,140,473	551,900

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for purchase of assets of subsidiary, net of cash acquired	----	----	3,933,980
Payments made for property and equipment	(77,486)	(173,751)	(160,034)
Net Cash provided (used) by investing activities	(77,486)	(173,751)	3,773,946

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (repayments) of note payable- bank	3,723,042	----	(5,000,000)
Repayments from shareholder note	(3,000,000)	----	----
Principal payments on long-term debt	(141,830)	(68,275)	(173,158)
Other comprehensive income	8,179	(6,611)	(37,628)
Purchase of treasury stock	----	(775,509)	----
Exercise of a warrant	800,000	----	----
Proceeds from the sale of convertible preferred	3,000,000	----	----
Net proceeds from sale of common stock	----	----	691,125
Net cash provided by financing activities	4,389,391	(850,395)	(4,519,661)

NET DECREASE IN CASH AND EQUIVALENTS	(9,036)	116,327	(193,815)
CASH AND CASH EQUIVALENTS - BEGINNING	145,384	566,887	473,441
CASH AND CASH EQUIVALENTS - END	$136,348 —————	$683,214 —————	$279,626 —————

Supplemental cash flow information
Cash paid for:
Interest	$463,827	$6,606	$88,272
Taxes	$22,402	$4,704	$23,829

See accompanying note to financial statements

DHB INDUSTRIES INC AND SUBSIDIARIES
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2002, 2001 AND 2000

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

Results of Operations

Three Months Ended March 31, 2002, Compared to the Three Months Ended March 31, 2001

      Consolidated net sales increased 67% to $33,635,519 for the three months ended March 31, 2001 as compared to consolidated net sales of $20,174,944 for the first quarter of 2001. This increase is primarily attributable to the increased volumes from the U.S. military and domestic law enforcement customers. The gross margin improved to 28% as compared to 25% during the first quarter of 2002, primarily as a result of the plant shutdown and relocation of the manufacturing facility of the Company's subsidiary, Protective Apparel Corporation of America ("PACA") during the first quarter of 2001.

      The Company's selling, general and administrative expenses for the three months ended March 31, 2002 as a percentage of revenues improved to 13% as compared to 17% of revenues for the first quarter of 2001. Operating margins increased to 16% of revenues or $5,225,861 million for the first quarter ended March 31, 2002 as compared to 8% of revenues or $1,618,253 million for the first quarter ended March 31, 2001. This increase is a result of the manufacturing operating efficiencies resulting from higher sales volumes, volume discounts from our vendors, and management control of expenses.

6

      Interest expense for the three months ended March 31, 2002 decreased by approximately $150,000 to approximately $464,000 as a result of lower interest rates under the Company's credit facility with LaSalle Business Credit. Other income declined by approximately $2,000 to $22,548 for the first quarter of 2002 compared to $24,441 for the first quarter of 2001.

      The effective tax rate for 2002 and 2001 was nominal due to the utilization of net operating loss carryforwards. The Company had available an estimated loss carryfoward of $26 million as of 2000, of which $10.1 million was utilized in 2001 and the balance of approximately $15 million is available in subsequent years to offset taxable income in those years through 2019.

      As a result of the foregoing, net income reached a record $4.8 million for the three months ended March 31, 2002 as compared to just over $1 million for the three months ended March 31, 2001, a 365% increase. Fully diluted earnings per share for the three months ended March 31, 2002 was $0.12 per share with 41,286,046 fully diluted shares outstanding versus $0.03 per share on 36,760,623 fully diluted shares outstanding for the three months ended March 31, 2001. To calculate the number of fully diluted shares outstanding, the Company uses the treasury method. Using this method, the increase in the Company's fully diluted shares outstanding as of March 31, 2002 over March 31, 2001 is primarily a result of the higher average market price of the Company's stock. The increased average market price results in a higher number of incremental shares (the excess of the market price over the strike price of all vested and non vested warrants outstanding) to be added to the weighted average basic shares outstanding because the calculation uses the incremental value.

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

7

      Net income increased to $1,023,000 for the three months ended March 31, 2001 as compared to $622,000 for the three months ended March 31, 2000 as a result of the increased sales volumes and operating efficiencies mentioned above.

Liquidity and Capital Resources

     The Company's sources of liquidity are cash flows from operations and borrowings under its $18.8 million credit facility with LaSalle Business Credit, Inc. (an ABN AMRO Bank, N.V. affiliate), consisting of a $15.5 million asset based revolving loan, a $1.8 million term loan drawn down at closing and a $1.5 million capital expenditures line. The Company's primary capital requirements over the next twelve months are to assist its subsidiaries, PACA, Point Blank Body Armor Inc. and NDL Products Inc. in financing their working capital requirements. Working capital is needed to finance the receivables, manufacturing process and inventory. Working capital at March 31, 2002 was approximately $30 million as compared to $7.78 million at March 31, 2001. The current ratio at March 31, 2002 was 2.76 as compared to 2.25 as of December 31, 2001.

     The Company's cash flow statement showed net cash used by operating activities for the three months ended March 31, 2002 of approximately $4.3 million as compared to cash provided by operating activities of approximately $1.1 million for the period ended March 31, 2001. Inventory levels continued to increase during the first quarter under the Company's program to stockpile certain raw materials. Inventory also increased as a result of the increased sales volumes and the start of the utility coverall contract from the U.S. military. Included in the cash flows from operating activities is the transfer of $3 million in shareholder loan to convertible preferred stock. The Company's cash position remained relatively constant to its position as of December 31, 2001, since the majority of the Company's collections goes directly to repay its asset based loan with LaSalle Business Credit.

Effect of Inflation and Changing Prices

     The Company did not experience any measurable increases in raw material prices during the three months ended March 31, 2002, 2001 and 2000. The Company believes it will be able to increase prices on its products to meet future price increases in raw materials, should they occur.

Special Note Regarding Forward-Looking Statements

     This Quarterly Report contains certain forward-looking statements and information relating to the Company that is based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this document, the words "anticipate," "believe," "estimate", "expect", "going forward", and similar expressions, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.

8

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

     The Company does not issue or invest in financial instruments or their derivatives for trading or speculative purposes. The Company has an insignificant amount of interest expense and, accordingly, market risk in interest rate exposure in the United Sates is currently not material. The Company does not have any material sales, purchases, assets or liabilities denominated in currencies other than the U.S. Dollar, and as such is not subject to foreign currency exchange rate risk.

PART II.     OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds.

     On January 14, 2002, the Company issued to David H. Brooks, the principal stockholder of the Company, 500,000 shares of Series A Convertible Preferred Stock ("Preferred Stock") in exchange for $3 million of the approximately $10 million of indebtedness due to him. The Peferred Stock has a dividend rate of $.72 per share per annum, an amount equal to the amount that would have been paid as interest on the exchanged indebtedness. Shares of the Preferred Stock are convertible on a one-to-one basis, at the option of the holder, into shares of Common Stock. The shares of Preferred Stock are redeemable at the option of the Company on December 15, 2002 and on each December 15th thereafter. The shares of Preferred Stock were issued to Mr. Brooks without registration under the Securities Act of 1933 (the "Act") in reliance upon Section 3(a)(9) of the Act, because the shares of Preferred Stock were issued to Mr. Brooks in exchange for debt securities held by him and no commission or other renumeration was paid or given directly or indirectly for soliciting such exchange.

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibit Index

	Exhibit	Description

	3.4	Certificate of designations and Preferences, filed with the Delaware Secretary of State on December 26, 2001 (filed as Exhibit 3.4 to the Current Report on form 8-K dated January 28, 2002 and incorporated herein by reference).

	4.2	Stock Subscription Agreement dated December 14, 2001 between the Registrant and David H. Brooks (filed as Exhibit 4.2 to the current Report on Form 8-K dated January 28, 2002 and incorporated herein by reference).

(b) The Company has filed the following Reports on Form 8-K during the quarter ended March 31, 2002:

(i)	Form 8-K filed January 28, 2002 to report the exchange of securities with a stockholder (see Part II, Item 2 above).

(ii)	Form 8-K filed January 30, 2002 to report the receipt of approval from the American Stock Exchange of the Company's application for listing.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

Dated: May 9, 2002	DHB INDUSTRIES INC. (Registrant)

Signature	Capacity	Date

/S/ David H. Brooks	Chief Executive Officer and Chairman of the Board	May 9, 2002

/S/ Dawn Schlegel	Chief Financial Officer and (Principal Accounting Officer)	May 9, 2002

9