Form 10-Q
period 2002-06-30
DHB INDUSTRIES INC
filed 2002-08-14
CIK 899166

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Yes   [ X ]    No   [   ]

As of August 14, 2002, there were 40,413,746 shares of Common Stock, $.001 par value outstanding.

TABLE OF CONTENTS

Page

PART I - Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets as of June 30, 2002 (unaudited) and December 31, 2001	3

	Unaudited Consolidated Statements of Income and Accumulated Deficit
	For The Three and Six Months Ended June 30, 2002 and 2001	4

	Unaudited Consolidated Statements of Cash Flows For The Six Months
	Ended June 30, 2002 and 2001	5

	Notes to Unaudited Consolidated Financial Statements	6-8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	11

PART II - Other Information

Item 1.	Legal Proceedings	11-12

Item 2.	Changes in Securities and Use of Proceeds	12

Item 3.	Defaults upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 5.	Other Information	12

Item 6(a).	Exhibits	12

Item 6(b).	Reports on Form 8-K	12

Signatures		13

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONSOLDIATED FINANCIAL STATEMENTS

DHB INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Unaudited
	June 30, 2002	December 31, 2001

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$365,953	$145,384
Accounts receivable, less allowance for doubtful accounts
of $855,377 and $792,451, respectively	18,296,592	11,252,577
Inventories	28,534,429	24,582,313
Prepaid expenses and other current assets	1,010,566	1,401,650

Total Current Assets	48,207,540	37,381,924

PROPERTY AND EQUIPMENT	1,528,422	2,017,012

OTHER ASSETS
Investments in non-marketable securities	941,750	941,750
Deferred tax assets	209,300	259,300
Deposits and other assets	230,549	296,130

Total Other Assets	1,381,599	1,497,180

TOTAL ASSETS	$51,117,561 —————	$40,896,116 —————

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$4,362,646	$13,298,185
Accrued expenses and other current liabilities	3,017,883	2,515,127
Current maturities of long term debt	4,611	772,318
Total Current Liabilities	7,385,140	16,585,630

LONG TERM LIABILITIES
Notes payable-bank	18,691,712	8,442,414
Long term debt, net of current maturities	----	862,500
Note payable - stockholder	1,500,000	10,000,000
Total Long Term Debt	20,191,712	19,304,914

TOTAL LIABILITIES	27,576,852 —————	35,890,544 —————

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Convertible Preferred Stock, $6.00 par value, 500,000 shares authorized, issued and outstanding	3,000,000	----
Common stock $.001 par value, 100,000,000 shares authorized, 40,413,746 and 31,481,914 issued and outstanding at June 30, 2002 and December 31, 2001, respectively	40,414	31,482
Additional paid in capital	30,432,998	24,109,264
Accumulated deficit	(9,898,219)	(19,082,444)
Other comprehensive loss	(34,484)	(52,730)
STOCKHOLDERS' EQUITY	23,540,709	5,005,572

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$51,117,561 —————	$40,896,116 —————

See accompanying notes to the unaudited consolidated financial statements

DHB INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF
INCOME AND ACCUMULATED DEFICIT

	FOR THE THREE MONTHS		FOR THE SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,
	2002	2001	2002	2001

Net sales	$34,014,375	$23,513,811	$67,649,894	$43,688,755

Cost of sales	23,977,413	17,308,556	48,159,410	32,531,989

Gross Profit	10,036,962	6,205,255	19,490,484	11,156,766

Selling, general and administrative expenses	5,097,626	3,090,487	9,325,287	6,423,853

Income before other expense	4,939,336	3,114,768	10,165,197	4,732,913

Other Income (expense)
Interest expense	(473,049)	(625,660)	(936,876)	(1,239,896)
Other income	20,903	(52,345)	43,452	(27,796)
Total Other Expense	(452,146)	(678,005)	(893,424)	(1,267,692)

Income before income taxes	4,487,190	2,436,763	9,271,773	3,465,221

Income Taxes	60,653	134,199	87,548	140,100

Net income	4,426,537	2,302,564	9,184,225	3,325,121

Accumulated Deficit Beginning	(14,324,756)	(28,192,903)	(19,082,444)	(29,215,460)

Accumulated Deficit Ending	$(9,898,219 —————)	$(25,890,339 —————)	$(9,898,219 —————)	$(25,890,339 —————)

Earnings per common share

Basic shares	$0.12 —————	$0.07 —————	$0.27 —————	$0.11 —————

Diluted shares	$0.11 —————	$0.07 —————	$0.24 —————	$0.09 —————

Weighted shares outstanding

Basic shares	36,789,796	31,275,585	34,152,728	31,316,940
Effect of convertible preferred	500,000	----	500,000	----
Warrants	3,735,120	3,707,806	3,785,978	4,606,148

Diluted shares	41,024,916 —————	34,983,391 —————	38,438,706 —————	35,923,088 —————

See accompanying notes to the unaudited financial statements

DHB INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,

CASH FLOWS FROM OPERATING ACTIVITIES	2002	2001

Net income	$9,184,225	$3,325,121

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	279,944	254,066
Stock issued for services	----	114,918
Changes in assets and liabilities
(Increase) Decrease in:
Accounts receivable	(7,044,015)	587,767
Marketable securities	----	368,996
Inventories	(3,952,116)	(2,708,238)
Prepaid expenses and other current assets	391,084	13,509
Deposits and other assets	115,040	192
Increase (decrease) in:
Accounts payable	(8,953,539)	442,318
Accrued expenses and other current liabilities	502,756	(514,146)
Net cash provided (used) by operating activities	(9,458,621)	1,884,503

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for purchase of assets of subsidiary, net of cash acquired	----	----
Proceeds from the disposition of assets	363,302	----
Payments made for property and equipment	(154,115)	(268,448)
Net Cash provided (used) by investing activities	209,187	(268,448)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (repayments) of note payable- bank	10,249,298	----
Repayments from shareholder note	(8,500,000)	----
Principal payments on long-term debt	(1,630,207)	(45,408)
Purchase of treasury stock	----	(937,401)
Exercise of a warrant	6,332,666	----
Proceeds from the sale of convertible preferred	3,000,000	----
Net proceeds from sale of common stock	----	----
Net cash provided (used) by financing activities	9,451,757	(982,809)

EFFECT OF FOREIGN CURRENCY TRANSLATION	18,246	237,832

NET DECREASE IN CASH AND EQUIVALENTS	220,569	871,078

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	145,384	566,887

CASH AND CASH EQUIVALENTS - END OF PERIOD	$365,953 —————	$1,437,965 —————

Supplemental cash flow information
Cash paid for:
Interest	$965,173	$ 12,196
Taxes	$27,654	$ 9,844

See accompanying notes to the unaudited financial statements

DHB INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

NOTE 1.    BASIS OF PRESENTATION:

The accompanying financial statements of DHB Industries Inc. and subsidiaries (collectively "DHB" or the "Company") for the three and six months ended June 30, 2002 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States of America. The unaudited financial statements include all adjustments, consisting only of normal and recurring adjustments, which in the opinion of management were necessary for a fair presentation of financial condition, results of operations and cash flows for such periods presented. However, these results of operations for interim periods are not necessarily indicative of the results for any other interim period or for the full year.

Certain information and Footnote disclosures normally included in financial statements prepared in accordance with accounting principles, generally accepted in the United States of America have been omitted in accordance with published rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2001.

NOTE 2.     INVENTORIES:

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and are summarized as follows:

	June 30, 2002	December 31, 2001

Finished goods	$ 5,515,498	$ 5,041,516
Work in process	9,301,107	6,917,229
Raw materials and supplies	13,717,824	12,623,568
	$ 28,534,429 —————	$ 24,582,313 —————

NOTE 3.     LONG TERM DEBT:

On June 28, 2002, the Company signed an amendment to its $18.8 million revolving credit facility. Previously, the facility provided a $15.5 million asset based loan, a $1.5 million capital expenditure line and a $1.8 million term loan. The new facility is a $25 million asset based loan. The amendment allows the Company to repay shareholder indebtedness under certain conditions. At closing, the Company repaid $5.5 million of $7 million of shareholder indebtedness, reducing the balance owed to $1.5 million as of June 30, 2002.

NOTE 4.     STOCKHOLDERS EQUITY:

Preferred Stock

On January 14, 2002, David H. Brooks, the principal stockholder of the Company exchanged $3 million of the approximately $10 million of indebtedness due him for 500,000 shares of the newly authorized Series A Convertible Preferred Stock ("Preferred Stock"). The Preferred Stock has a dividend rate of $.72 per share per annum, an amount equal to the exchanged amount that would have been paid as interest on the exchanged indebtedness. Shares of the Preferred Stock are convertible on a one-to-one basis at the option of the holder into shares of Common Stock. The shares of Preferred Stock are redeemable at the option of the Company on December 15, 2002 and on each December 15th thereafter.

Warrants

During the three and six month periods ended June 30, 2002, warrants were exercised to purchase an aggregate of 8,548,499 and 8,931,832 shares of Common Stock, respectively. Among such issued shares were 5,715,226 shares issued pursuant to cashless exercises. The balance of the warrants exercised, were exercised at an average price of $1.97 per share. The Company received aggregate cash proceeds of $6,332,666 pursuant to such warrant exercises during the six months ended June 30, 2002.

NOTE 5.     OTHER COMPREHENSIVE INCOME:

The components of other comprehensive income, net of tax, were as follows.

	Three months ended		Six months ended
	June 30,	June 30,	June 30	June 30,
	2002	2001	2002	2001

Net income	$4,426,537	$2,302,564	$9,184,225	$3,325,121

Other comprehensive income (loss)

Unrealized gain on marketable securities		285,466		283,211

Foreign currency translation, net of tax	10,067	(41,023)	18,246	(45,379)

Comprehensive income	$4,436,604 —————	$2,547,007 —————	$9,202,471 —————	$3,562,953 —————

Accumulated other comprehensive income is comprised solely of foreign currency translation at June 30, 2002 and December 31, 2001.

NOTE 6.     SEGMENT INFORMATION:

As described in detail above, the Company operates in two principal segments: Ballistic-resistant equipment and Protective athletic/sports products.

	For the Three Months Ended		For the Six Months Ended
	06/30/02	06/30/01	06/30/02	06/20/01

Net Sales
Ballistic-resistant equipment	$32,493,629	$22,314,909	$64,648,917	$41,455,531
Protective athletic & sports products	1,520,746	1,198,902	3,000,977	2,233,224
Total Net Sales	$34,014,375 ————	$23,513,811 ————	$67,649,894 ————	$43,688,755 ————

Income from Operations
Ballistic-resistant equipment	$4,989,617	$3,663,705	$10,233,785	$6,043,510
Protective athletic & sports products	238,779	(135,662)	446,829	(282,483)
Corporate and Other (1)	(289,060)	(413,275)	(515,417)	(1,028,114)
Total Operating Income	$4,939,336 ————	$3,114,768 ————	$10,165,197 ————	$4,732,913 ————

Total Assets (2)	06/30/02	12/21/01
Ballistic-resistant equipment	$46,410,487	$36,426,397
Protective athletic & sports products	3,060,195	2,767,905
	49,470,682	39,194,302
Corporate and Other	1,646,878	1,701,814
Total Net Assets	$51,117,560 ————	$40,896,116 ————

(1) Corporate and other includes corporate general and administrative expenses.
(2) Corporate assets are principally cash and deferred charges.

NOTE 7.     RECENTLY ISSUED ACCOUNTING STANDARDS:

In July 2001, the Financial Accounting Standards Board issued FASB Statement No. 142, Accounting for Goodwill and Other Intangible Assets. Statement 142 requires that intangible assets with estimable useful lives be amortized over their respective useful lives to their estimated residual values and reviewed for impairment in accordance with FAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, or, upon adoption of FASB Statement No. 144 (see below). The Company adopted the provisions of Statement 142 effective January 1, 2002. The adoption of Statement 142 did not have a material impact on the financial statements of the Company.

In October 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. The Company adopted the provisions of Statement 144 effective January 1, 2002. The adoption of Statement 144 did not have a material impact on the financial statements of the Company.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Three Months Ended June 30, 2002, Compared to the Three Months Ended June 30, 2001.

For the second quarter ended June 30, 2002, total revenues reached a record $34 million, which is a 45% increase over revenues of $23.5 million for the second quarter of 2001. This growth represents strong demand across all product lines in the Company's armor and sports divisions. Gross margins for the second quarter of 2002 increased to 29.5% versus 26.4% in the second quarter of 2001.

Selling, general and administrative expenses increased to 15% of revenues, or approximately $5 million for the second quarter of 2002 versus 13.1% of revenues, or approximately $3 million for the second quarter of 2001. As a result of the product mix, the selling expenses have also expanded ½ of a percent to account for the additional commissions, advertising, marketing expenses needed to support sales to the state and local law enforcement sector. Also driving up the selling, general and administrative expenses during the quarter was an increase in research and development expenditures and legal fees expensed during the second quarter of 2002.

The Company's tax expense remains minor due to the utilization of net operating loss carryforwards. Net income nearly doubled during the second quarter to $4.4 million or $0.11 per fully diluted share, from $2.3 million, or $0.07 per fully diluted share, in the prior-year second quarter. The fully diluted shares outstanding for the quarter ended June 30, 2002 was approximately 41 million as compared to 35 million fully diluted shares at June 30, 2001.

Six Months Ended June 30, 2002, Compared to the Six Months Ended June 30, 2001.

For the first six months ended June 30, 2002, total revenues increased 55% to a record $67.6 million compared with $43.7 million for the first six months of 2001. Gross profit increased to 28.8% for the six months ended June 30, 2002 over 25.5% for the same period last year. Selling general and administrative expenditures have decreased to approximately 13.8% of revenues for the first six months of 2002 as compared to 14.7 % for the first six months of 2001.

Operating income for the six months increased 115% to $10.2 million, compared with $4.7 million for the first six months of 2001. As a percentage of revenues, operating income increased to 15% of revenues for 2002 as compared to 10.8% of revenues for the six months ended June 30, 2001.

The effective tax rate for 2002 and 2001 was nominal due to the utilization of net operating loss carryfowards. As of December 31, 2001, DHB retained an estimated loss carryforward of approximately $16 million, which can be utilized in 2002 and subsequent years to offset taxable income in those years.

Net income increased 176% to approximately $9.2 million for the six months ended June 30, 2002 or $0.24 per fully diluted share, up from $3.3 million or $0.09 per fully diluted share, for the first six months of 2001. Weighted shares outstanding on a diluted basis for the first six-month of 2002 were 38.4 million as compared to 35.9 million for the first six months of 2001.

Liquidity and Capital Resources

The Company's sources of liquidity are cash flows from operations and borrowings under its $25 million credit facility with LaSalle Business Credit, Inc. (an ABN AMRO Bank, N.V. affiliate). On June 28, 2002 the Company signed an amendment to its LaSalle credit facility increasing its $18.8 million revolving credit facility to $25 million. This facility significantly lowers the overall cost of capital and interest expense. The Company's primary capital requirements over the next twelve months are to assist its subsidiaries, Protective Apparel Corporation of America, Point Blank Body Armor, Inc. and NDL Products, Inc., in financing their working capital requirements. Working capital is needed to finance the receivables, manufacturing process and inventory. Working capital at June 30, 2002 was approximately $40.8 million as compared to approximately $20.8 million at December 31, 2001. The current ratio at June 30, 2002 was 6.53:1 as compared to 2.25:1 as of December 31, 2001.

The Company's cash flow statement showed net cash used by operating activities for the six months ended June 30, 2002 of approximately $9.5 million as compared to cash provided by operating activities of approximately $1.9 million for the period ended June 30, 2001. The largest utilization of cash from operations was the reduction of approximately $8.9 million in trade payables, which contributed in the increase of the Company's working capital during 2002. Receivables are approximately $7 million higher than the December 31, 2001 balance and $3 million higher than our March 31, 2002 receivable balance, as a result of the increased volume from our state and local law enforcement and federal agencies. Currently, the accounts receivable days outstanding are 49 days on the average. Although inventory is up approximately $4.0 million from December 31, 2001, it has dropped $2.5 million since March 31, 2002. We anticipate a further reduction in inventory over the next six months, unless any surge requirements are necessary to meet increased demand.

The Company's cash position remained relatively constant with its position as of December 31, 2001, since the majority of the Company's collections go directly to repay its asset based loan with LaSalle Business Credit, Inc.

Critical Accounting Policies

The Company's significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of the Company's Form 10-K filed for the year ended December 31, 2001. The Company's management believes that its critical accounting polices include:

Revenue recognition - The Company records product revenue at the time of shipment. Returns are minimal and do not materially effect the financial statements.

Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and contingent assets and liabilities in the financial statements and accompanying notes. Significant estimates inherent in the preparation of the accompanying consolidated financial statements include the carrying value of long-lived assets and allowances for receivables and inventories. Actual results could differ from these estimates.

PROPERTIES

     Corporate Headquarters.    The Company's corporate headquarters are in a 3,750 square foot leased office located at 555 Westbury Avenue, Carle Place, NY 11514. The lease expires in December 31, 2002, with an option to extend for an additional two years.

     PACA.    The Company leases a 60,060 square foot manufacturing facility with administrative offices at 179 Mine Lane, Jacksboro, Tennessee 37757, for its subsidiary, Protective Apparel Corporation of America ("PACA"). The lease expires April 15, 2006.

     NDL/Point Blank Facility.     The Company's Point Blank Body Armor, Inc. subsidiary leases a 67,000 square foot office and manufacturing facility (the "Oakland Park Facility") located at 4031 N.E. 12th Terrace, Oakland Park, Florida 33334, from V.A.E. Enterprises ("V.A.E."), a partnership controlled by Mrs. Terry Brooks, wife of Mr. David H. Brooks, and beneficially owned by Mr. and Mrs. Brooks' minor children. The Company's NDL Products, Inc. subsidiary occupies a portion of the space in the Oakland Park facility. The lease expires on December 31, 2010. Management believes that the terms of the lease are no less favorable to the Company than terms available from an unrelated third party. In April 1997, the Company entered a five-year lease for a 60,000 square foot warehouse adjacent to the Oakland Park, Florida facility from an unrelated third party. This warehouse is located at 1201 NE 38th Street Oakland Park, Florida. The Company has entered into negotiations to extend this lease and has continued to occupy this space on a month-to-month basis since April 2002.

Point Blank International Facility.    The Company's Point Blank International S.A. subsidiary leases a 5,700 square foot office and warehouse facility located at Rue Leon Frederiq, 14, 4020 Liege, Belgium. This space is occupied pursuant to a three-year lease expiring in March 2003 with options to renew for an additional six years.

Effect of Inflation and Changing Prices

The Company did not experience any measurable increases in raw material prices during the three months ended June 30, 2002. The Company believes it will be able to increase prices on its products to meet future price increases in raw materials, should they occur.

Special Note Regarding Forward-Looking Statements

This Quarterly Report contains certain forward-looking statements and information relating to the Company that is based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this document, the words "anticipate," "believe," "estimate", "expect", "going forward", and similar expressions, as they relate to the Company or Company management, are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including, amount others: risks associated with the uncertainty of future financial results, additional financing requirements, development of new products, government approval processes, the impact of competitive products or pricing, technological changes, the effect of economic conditions; and continuing industry-wide pricing pressures and other industry conditions, as well as other risks and uncertainties, including without limitation those set forth in other sections of this Form 10-Q, in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and/or in the Company's other documents filed with the Securities and Exchange Commission, whether or not such documents are incorporated herein by reference. In assessing forward-looking statements, readers are urged to read carefully all such cautionary statements. Such forward-looking statements speak only as of the date of this Report, and the Company disclaims any obligation or undertaking to update such statements. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

The Company does not issue or invest in financial instruments or their derivatives for trading or speculative purposes. The Company's market risk is limited to fluctuations in interest rates as it pertains to its borrowings under the Company's $25 million credit facility. The Company can borrow at either the prime rate of interest or LIBOR plus 2.50. Any increase in these rates on the outstanding balance of the loans extended under this facility would adversely affect the Company's interest expense. The Company does not have any material sales, purchases, assets or liabilities denominated in currencies other than the U.S. Dollar, and as such is not subject to foreign currency exchange rate risk.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

The Company has filed a lawsuit in Nassau County Supreme Court against its insurance carrier as well as its insurance agent for negligence and breach of fiduciary duties as a result of the damages the Company suffered during Hurricane Irene in October 1999. The Company claims damages of $9.4 million. The Company is vigorously pursuing this action.

Robert Bruno, the former Vice-president and General Counsel of the Company initiated arbitration in January 2002 against the Company seeking two years ($306,250) unearned compensation under a three-year employment agreement. The Company settled this matter in June 2002.

On or about June 21, 2001, American Body Armor and Equipment Inc. commenced an action against the Company's subsidiary, PACA, in the United States District Court of the Middle District of Florida. The plaintiff claims patent infringement and is seeking damages. PACA has filed an answer in this action. PACA believes the claimed patent is invalid and that PACA's products do not infringe on any patent of plaintiff. The Company intends to vigorously defend this action.

The Company is involved in other litigation, none of which is considered by management to be material to its business or, if adversely determined, would have a material adverse effect on the Company's financial condition.

Item 2.    Changes in Securities and Use of Proceeds

Not Applicable

Item 3.    Defaults upon senior Securities

Not Applicable

Item 4.    Submission of Matters to a vote of Security Holders

Not Applicable

Item 5.    Other Information

Not Applicable

Item 6(a).    Exhibits

Not Applicable

Item 6 (b).    Reports on Form 8-K

The Company has filed the following Reports on Form 8-K during the quarter ended June 30, 2002:

Form 8-K filed June 4, 2002 to report the dismissal of the Company's independent accountants, Paritz and Company, P.A. and the engagement of the Company's new independent accountants, Grant Thornton LLP.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

Dated: August 12, 2002	DHB INDUSTRIES INC. (Registrant)

Signature	Capacity	Date

/S/ David H. Brooks	Chief Executive Officer and Chairman of the Board	August 14, 2002

/S/ Dawn Schlegel	Chief Financial Officer and (Principal Accounting Officer)	August 14, 2002

Certification of Chief Executive Officer of DHB Industries, Inc.
Pursuant to 18 U.S.C. Section 1350

I hereby certify that, to the best of my knowledge and belief, the Quarterly Report on Form 10-Q of DHB Industries, Inc. for the six months ended June 30, 2002:

1.	fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of DHB Industries Inc.

/s/ David H. Brooks David H. Brooks Chief Executive Officer August 14, 2002

Certification of Chief Financial Officer of DHB Industries, Inc.
Pursuant to 18 U.S.C. Section 1350

I hereby certify that, to the best of my knowledge and belief, the Quarterly Report on Form 10-Q of DHB Industries, Inc. for the six months ended June 30, 2002:

1.	fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of DHB Industries Inc.

/s/ Dawn M. Schlegel Dawn M. Schlegel Chief Financial Officer August 14, 2002