Form 10-Q
period 2002-09-30
DHB INDUSTRIES INC
filed 2002-11-14
CIK 899166

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


                              FOR THE QUARTER ENDED

September 30, 2002                                   Commission File No. 0-22429


                              DHB INDUSTRIES, INC.
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


Former  name,  former  address and former  fiscal  year,  if changed  since last report:
________________________________________________________________________________

                                 Not applicable


Indicate by check mark whether the registrant (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 Yes [X] No [ ]


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

                                 Yes [ ] No [X]


As of November 1, 2002, there were 40,413,746 shares of Common Stock, $.001 par value outstanding.

================================================================================

                                      INDEX

                                                                            PAGE
                                                                            ____
PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

     Consolidated Balance Sheets as of September 30, 2002
         (unaudited) and December 31, 2001                                    3

     Unaudited Consolidated Statements of Income
         For The Three and Nine Months
         Ended September 30, 2002 and 2001                                    4

     Unaudited Consolidated Statements of Cash Flows For
         The Nine Months Ended September 30, 2002 and 2001                    5

     Notes to Unaudited Consolidated Financial Statements                   6-9

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                               10-14

Item 3.  Quantitative and Qualitative Disclosures about
         Market Risk                                                         14

Item 4. Controls and Procedures                                              14

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                    15

Item 2. Changes in Securities and Use of Proceeds                            15

Item 3. Defaults Upon Senior Securities                                      15

Item 4. Submission of Matters to a Vote of Security Holders                  15

Item 5. Other Information                                                 15-16

Item 6. Exhibits and Reports on Form 8-K                                     16

Signatures                                                                   17

Certifications                                                            18-20



                          PART I. FINANCIAL INFORMATION
                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                 Unaudited
                                                               September 30,     December 31,
                                                                   2002              2001
                                                               _____________     ____________

                                     ASSETS

CURRENT ASSETS
Cash and cash equivalents                                        $  2,659         $     145
Accounts receivable, less allowance for doubtful accounts
of $985 and $792, respectively                                     13,905            11,253
Inventories                                                        33,313            24,582
Prepaid expenses and other current assets                           1,118             1,402
                                                                 ________         _________
Total Current Assets                                               50,995            37,382
                                                                 ________         _________

PROPERTY AND EQUIPMENT                                              1,597             2,017
                                                                 ________         _________

OTHER ASSETS
Investments in non-marketable securities                              942               942
Deferred tax assets                                                   159               259
Deposits and other assets                                             230               296
                                                                 ________         _________
Total Other Assets                                                  1,331             1,497
                                                                 ________         _________

TOTAL ASSETS                                                     $ 53,923         $  40,896
                                                                 ========         =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                 $  8,352         $  13,299
Accrued expenses and other current liabilities                      4,408             2,515
Current maturities of long term debt                                    1               772
                                                                 ________         _________
Total Current Liabilities                                          12,761            16,586
                                                                 ________         _________

LONG TERM LIABILITIES
Notes payable-bank                                                 14,859             8,442
Long term debt, net of current maturities                              --               863
Note payable - stockholder                                          1,500            10,000
                                                                 ________         _________
Total Long Term Debt                                               16,359            19,305
                                                                 ________         _________

Total Liabilities                                                  29,120            35,891

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Convertible Preferred Stock, $6.00 par value, 500,000
   shares authorized, issued and outstanding                        3,000                --
Common stock $.001 par value, 100,000,000 shares authorized,
   40,413,746 and 31,481,914 shares issued and outstanding
   at Sept. 30, 2002 and Dec. 31, 2001, respectively                   40                31
Additional paid in capital                                         30,433            24,109
Accumulated deficit                                                (8,622)          (19,082)
Accumulated other comprehensive loss                                  (48)              (53)
                                                                 ________         _________
STOCKHOLDERS' EQUITY                                               24,803             5,005
                                                                 ________         _________

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                         $ 53,923         $  40,896
                                                                 ========         =========

          See accompanying notes to the unaudited consolidated financial statements




                         DHB INDUSTRIES, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except share and per share data)


                                                         FOR THE THREE MONTHS                      FOR THE NINE MONTHS
                                                          ENDED SEPTEMBER 30,                      ENDED SEPTEMBER 30,
                                                    _____________________________              ____________________________
                                                      2002                 2001                  2002                2001
                                                    ________             ________              ________            ________

Net sales                                           $ 30,146             $ 24,010              $ 97,796            $ 67,698

Cost of sales                                         21,005               17,281                69,165              49,812
                                                    ________             ________              ________            ________

Gross profit                                           9,141                6,729                28,631              17,886

Selling, general
and administrative expenses                            7,282                3,282                16,607               9,706
                                                    ________             ________              ________            ________

Income from operations                                 1,859                3,447                12,024               8,180
                                                    ________             ________              ________            ________

Other income (expense)
   Interest expense                                     (538)                (657)               (1,474)             (1,897)
   Other income                                           35                   31                    78                   3
                                                    ________             ________              ________            ________
Total other income (expense)                            (503)                (626)               (1,396)             (1,894)
                                                    ________             ________              ________            ________

Income before income taxes                             1,356                2,821                10,628               6,286

Income taxes                                              81                   28                   168                 168
                                                    ________             ________              ________            ________

Net income                                          $  1,275             $  2,793              $ 10,460            $  6,118
                                                    ========             ========              ========            ========

Earnings per common share:

Basic shares                                        $   0.03             $   0.09              $   0.29            $   0.19
                                                    ========             ========              ========            ========

Diluted shares                                      $   0.03             $   0.08              $   0.24            $   0.17
                                                    ========             ========              ========            ========

Weighted average shares outstanding:

Basic shares                                      40,413,746           31,411,180            36,262,668          31,541,536
Effect of convertible preferred                      500,000                    -               500,000                   -
Warrants                                           2,913,834            4,255,716             6,756,985           4,478,044
                                                  __________           __________            __________          __________

Diluted shares                                    43,827,580           35,666,896            43,519,653          36,019,580
                                                  ==========           ==========            ==========          ==========

                     See accompanying notes to the unaudited consolidated financial statements




                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                      (In thousands, except per share data)


                                                                                  2002           2001
                                                                                ________       ________

CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                                      $ 10,460       $  6,118

Adjustments to reconcile net income to net cash used in operating activities:
   Depreciation and amortization                                                     377            391
   Stock issued for services                                                          --            465
   Deferred income tax                                                               100             20
Changes in assets and liabilities
(Increase) Decrease in:
   Accounts receivable                                                            (2,652)        (1,806)
   Marketable securities                                                              --            652
   Inventories                                                                    (8,731)        (7,221)
   Prepaid expenses and other current assets                                         284           (492)
   Deposits and other assets                                                          66             --
 Increase (decrease) in:
   Accounts payable                                                               (4,947)         2,427
   Accrued expenses and other current liabilities                                  1,893         (3,237)
                                                                                ________       ________
Net cash used  in operating activities                                            (3,150)        (2,683)
                                                                                ________       ________

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from the disposition of assets                                           302             --
   Purchase of equipment                                                            (259)          (352)
                                                                                ________       ________
Net cash provided by  (used in) investing activities                                  43           (352)
                                                                                ________       ________

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds of note payable- bank                                                  6,417         10,000
   Repayments of shareholder note                                                 (8,500)        (6,047)
   Principal payments on long-term debt                                           (1,634)           (20)
   Purchase of treasury stock                                                         --         (1,737)
   Exercise of  warrants                                                           6,333             --
   Proceeds from the sale of convertible preferred                                 3,000             --
   Net proceeds from sale of common stock                                             --            506
                                                                                ________       ________
Net cash provided by  financing activities                                         5,616          2,702
                                                                                ________       ________

EFFECT OF FOREIGN CURRENCY TRANSLATION                                                 5            (42)
                                                                                ________       ________

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                    2,514           (375)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                      145            567
                                                                                ________       ________

CASH AND CASH EQUIVALENTS - END OF PERIOD                                       $  2,659       $    192
                                                                                ========       ========

Supplemental cash flow information
Cash paid for:
Interest                                                                        $  1,474       $     16
Taxes                                                                           $     71       $     13

                     See accompanying notes to the unaudited consolidated financial statements


                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


NOTE 1. BASIS OF PRESENTATION:

The accompanying financial statements of DHB Industries, Inc. and subsidiaries (collectively "DHB" or the "Company") for the three and nine months ended September 30, 2002 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States. The unaudited financial statements include all adjustments, consisting only of normal and recurring adjustments, which, in the opinion of management were necessary for a fair presentation of financial condition, results of operations and cash flows for such periods presented. However, these results of operations are not necessarily indicative of the results for any other interim period or for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with published rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 1, 2002, as amended by Form 10-K/A, filed on April 9, 2002.


NOTE 2.  INVENTORIES:

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and are summarized as follows:

                                              September 30,      December 31,
                                                  2002               2001
                                              ____________       ____________
     Finished goods                              $ 3,706            $ 5,041
     Work in process                              11,457              6,917
     Raw materials and supplies                   18,150             12,624
                                                 _______            _______
                                                 $33,313            $24,582
                                                 =======            =======


NOTE 3.   LONG TERM DEBT:

On June 28, 2002, the Company amended its $18,800 revolving credit facility. Previously, the facility provided a $15,500 asset-based revolver, a $1,500 capital expenditure line and a $1,800 term loan. The new facility provides for a $25,000 asset-based revolving credit facility. The amendment allows the Company to repay shareholder indebtedness under certain conditions. At closing, the Company repaid $5,500 of $7,000 of outstanding shareholder indebtedness, which reduced the balance owed to $1,500 at September 30, 2002.

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


NOTE 4. STOCKHOLDERS EQUITY:

Preferred Stock

On January 14, 2002, David H. Brooks, the principal stockholder of the Company exchanged $3,000 of the approximately $10,000 of indebtedness due him on that date for 500,000 shares of the Series A Convertible Preferred Stock of DHB ("Preferred Stock"). The Preferred Stock has a dividend rate equal to the amount that would have been paid as interest on the exchanged indebtedness. Shares of the Preferred Stock are convertible on a one-to-one basis at the option of the holder into shares of the Company's Common Stock. The shares of Preferred Stock are redeemable at the option of the Company on December 15, 2002 and on each December 15th thereafter.

Warrants

No warrants were exercised during the three months ended September 30, 2002. During the nine month period ended September 30, 2002, warrants were exercised to purchase 8,931,832 shares of Common Stock, 5,715,226 of which were issued pursuant to cashless exercises. The balance of the warrants exercised were exercised at an average price of $1.97 per share. Pursuant to such warrant exercises during the nine months ended September 30, 2002, the Company received aggregate cash proceeds of approximately $6,300.

Warrants to purchase 560,000 and 4,526,500 shares of the Company's common stock that were outstanding during the three months ended September 30, 2002 and 2001, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive, since the strike prices were above the average fair market value of DHB's stock price. Warrants to purchase 200,000 and 946,500 shares of the Company's common stock that were outstanding during the nine months ended September 30, 2002 and 2001, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive, since the strike prices were above the average fair market value of DHB's stock price.

NOTE 5. OTHER COMPREHENSIVE INCOME:

The components of other comprehensive income, net of taxes, were as follows:



                                                Three months ended                 Nine months ended
                                             ________________________         ___________________________
                                             Sept 30,        Sept 30,         Sept 30,           Sept 30,
                                               2002            2001             2002               2001
                                             ________        ________         ________           _______

Net income                                    $1,275          $2,793           $10,460            $6,118

Other comprehensive income (loss):

Unrealized gain on marketable securities                                                             283

Foreign currency translation, net of tax         (13)              3                 5               (42)
                                              ______          ______           _______            ______

Comprehensive income                          $1,262          $2,796           $10,465            $6,359
                                              ======          ======           =======            ======



Accumulated other comprehensive income (loss) is comprised solely of foreign currency translation losses at September 30, 2002 and December 31, 2001.

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


NOTE 6. SEGMENT INFORMATION:

The Company operates in two principal segments: Ballistic-resistant equipment and protective athletic/sports products. Net sales, income from operations and total assets for each of the Company's segments are as follows:


                                              For the Three Months Ended                For the Nine Months Ended
                                          __________________________________        __________________________________
                                          September 30,        September 30,        September 30,        September 30,
                                              2002                 2001                 2002                 2001
                                          _____________        _____________        _____________        _____________

NET SALES
Ballistic-resistant equipment               $ 28,737             $ 22,800              $ 93,386              $ 64,255
Protective athletic & sports products          1,409                1,210                 4,410                 3,443
                                            ________             ________              ________              ________
Total Net Sales                             $ 30,146             $ 24,010              $ 97,796              $ 67,698
                                            ========             ========              ========              ========

INCOME FROM OPERATIONS
Ballistic-resistant equipment               $  2,711             $  4,138              $ 13,944              $ 10,181
Protective athletic & sports products            202                  (56)                  649                  (338)
Corporate and Other (1)                       (1,054)                (635)               (2,569)               (1,663)
                                            ________             ________              ________              ________
Total Income from Operations                $  1,859             $  3,447              $ 12,024              $  8,180
                                            ========             ========              ========              ========

                                          September 30,        December 31,
                                              2002                 2001
                                          _____________        ____________
TOTAL ASSETS
Ballistic-resistant equipment               $ 49,215             $ 36,426
Protective athletic & sports products          3,242                2,768
Corporate and Other (2)                        1,466                1,702
                                            ________             ________
Total net assets                            $ 53,923             $ 40,896
                                            ========             ========


(1)      Corporate and other expenses includes corporate general and administrative expenses.
(2)      Corporate and other assets are principally cash and deferred charges.



NOTE 7. COMMITMENT AND CONTIGIENCIES

The Company is party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, all such matters are without merit or are of such kind, or involve such amounts, that an unfavorable disposition would not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company. In September 2002, the Company filed a joint resolution and settlement with American Body Armor ending their patent infringement case. This agreement will not have a material adverse effect on the Company's business, results of operations or financial condition.

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


NOTE 7. COMMITMENT AND CONTIGIENCIES: (Continued)

The Company's Point Blank Body Armor subsidiary, a non-union facility, has become the target of a union organizing campaign which has tried to force recognition of the union without a democratic employee vote. In addition, a union pension plan filed a shareholders derivative action against the officers and directors of the Company and the Company as a nominal defendant. The individual defendants deny any of the wrongdoings alleged in the complaint, and the Company and the individual defendants are vigorously defending themselves against this lawsuit.

NOTE 8. RECENTLY ISSUED ACCOUNTING STANDARDS:

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (`SFAS") Statement No. 142, ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS. FAS 142 requires that intangible assets with estimable useful lives be amortized over their respective useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, or, upon adoption of SFAS No. 144 (see below). The Company adopted the provisions of SFAS 142 effective January 1, 2002. The adoption of SFAS 142 did not have a material impact on the financial statements of the Company.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes FAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, it retains many of the fundamental provisions of that Statement. The Company adopted the provisions of SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the financial statements of the Company.

In April 2002, the FASB issued SFAS No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS ("SFAS No. 145"). This statement eliminates the requirement to report gains and losses from extinguishment of debt as extraordinary unless they meet the criteria of APB Opinion No. 30. SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The impact of the adoption of SFAS No. 145 is not expected to have a material impact on the Company's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES ("SFAS No. 146"). SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The impact of the adoption of SFAS No. 146 is not expected to have a material impact on the Company's financial position or results of operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001.

For the third quarter ended September 30, 2002, total revenues were $30.1 million which is a 26% increase over revenues of $24.0 million for the third quarter of 2001. The armor division's revenue increased $5.9 million to $28.7 million for the third quarter of 2002 as compared to $22.8 million for the third quarter of 2001. The sports division's revenues were $1.4 million for the quarter ended September 30, 2002, an increase of 16% over third quarter 2001 revenues of $1.2 million. Gross profit margins for the third quarter of 2002 increased to 30.3% versus 28.0% in the third quarter of 2001.

Selling, general and administrative expenses increased 122% to $7.3 million for the third quarter of 2002 versus $3.3 million in the third quarter of 2001. The substantial rise in selling, general and administrative expenses was primarily due to sharply increased legal fees concerning the Company's successful defense of a patent infringement suit, as well as legal and professional fees associated with a union organizing campaign relating to the Company's Point Blank Body Armor subsidiary.

The effective tax rate for the quarter ended September 30, 2002 and 2001 was nominal due to the utilization of net operating loss carryforwards. As of December 31, 2001, the Company retained an estimated loss carryforward of approximately $16 million, which can be utilized in 2002 and subsequent years to offset taxable income in those years.

Net income for the third quarter of 2002 was approximately $1.3 million or $0.03 cents per diluted share, which is a 54% decline compared to net income for third quarter of 2001 of approximately $2.8 million or $0.08 per diluted share. The diluted weighted average shares outstanding for the quarter ended September 30, 2002 were approximately 43.8 million as compared to approximately 35.7 million diluted weighted average shares outstanding at September 30, 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2002, COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001.

For the nine months ended September 30, 2002, total revenues increased 44% to approximately $97.8 million compared to approximately $67.7 million for the nine months ended September 30, 2001. This growth represents continued demand across all product lines in the Company's armor and sports divisions. The armor group's revenue increased approximately 45% to $93.4 million for the nine months ended September 30, 2002 as compared to approximately $64.2 million for the nine months a year ago. The year to date sports group's revenue increased 28% to $4.4 million for 2002 as compared to $3.4 million for the nine months of 2001. The Company's overall gross profit margin increased to 29.3% for the nine months ended September 30, 2002 as compared to 26.4% for the same period last year.

Selling, general and administrative expenses increased to approximately 17% of revenues, or $16.6 million for the nine months ended September 30, 2002 as compared to 14.3% of revenues or $9.7 million for the equivalent period in 2001. The primary reasons for the increase are the result of legal expenses associated with the patent infringement lawsuit and legal and professional fees relating to the union organizing efforts at the Company's Point Blank Body Armor facility. In addition, certain other selling, general and administrative expenses increased in conjunction with the increase in revenues for the nine months ended September 30, 2002, which include higher research and development expenditures, sales salaries and commissions.

Interest expense for the nine months ended September 30 2002 declined 22% to approximately $1.5 million as compared to approximately $1.9 million for the nine months ended September 30, 2001 as a result of lower cost of capital.

The effective tax rates for the first nine months of 2002 and 2001 were nominal due to the utilization of net operating loss carryforwards. As of December 31, 2001, DHB retained an estimated loss carryforward of approximately $16 million, which can be utilized in 2002 and subsequent years to offset taxable income in those years.

For the nine months ended September 30, 2002, net income was a record $10.5 million or $0.24 per diluted share, while net income for the nine months ended September 30, 2001 was approximately $6.1 million or $0.17 per diluted share, an increase in net income of 71%. The weighted average shares outstanding on a diluted basis for the first nine months of 2002 were 43.5 million as compared to
36.0 million for the first nine months of 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of liquidity are cash flows from operations and borrowings under its $25 million credit facility with LaSalle Business Credit, Inc. On June 28, 2002, the Company signed an amendment to the LaSalle credit facility increasing its $18.8 million revolving credit facility to $25 million. This amendment significantly lowers DHB's overall cost of capital and interest expense. The Company's primary capital requirements over the next twelve months are to assist its subsidiaries, Point Blank Body Armor, Inc., Protective Apparel Corporation of America (PACA) and NDL Products, Inc., in financing their working capital requirements. Working capital is needed to finance the receivables, manufacturing process and inventory. Working capital at September 30, 2002 was approximately $38.2 million as compared to approximately $20.8 million at December 31, 2001. Long-term debt decreased $3.7 million since December 31, 2001. The current ratio at September 30, 2002 was 4.0:1 as compared to 2.3:1 as of December 31, 2001. At September 30, 2002, stockholders' equity was $24.8 million, which is 3.9 times higher than stockholders' equity as of December 31, 2001 of approximately $5.0 million.

For the three months ended September 30, 2002, there was $6 million of cash provided by operations, which allowed the Company to reduce the outstanding borrowings under the LaSalle credit facility to under $15 million as of September 30, 2002. This reduced the cash used by operations for the nine months ended September 30, 2002, to approximately $3.2 million as compared to cash used by operating activities of approximately $2.7 million for the nine months ended September 30, 2001. At September 30, 2002, the accounts receivable days outstanding are averaging approximately 41 days.



                             PAYMENTS DUE BY PERIOD

                                        Less
                                        than        1-3        4-5       After
     Contractual Obligations           1 year      years      years     5 years      Total
     _______________________           ______     _______    ______     _______     _______

Long-Term Debt                         $    1     $16,359    $   --      $   --     $16,360

Employment Contract                       712       1,965        --          --       2,677

Operating Leases                          896       2,618     1,387       2,133       7,034
                                       ______     _______    ______      ______     _______

Total Contractual Cash Obligations     $1,609     $20,942    $1,387      $2,133     $26,071
                                       ======     =======    ======      ======     =======



CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of the Company's Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 1, 2002 as amended by Form 10-K/A, filed on April 9, 2002. The Company's management believes that its critical accounting polices include:

REVENUE RECOGNITION - The Company records product revenue at the time of shipment. Returns are minimal and do not materially affect the Company's financial statements.

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

PROPERTIES

     CORPORATE HEADQUARTERS. The Company's corporate headquarters are in a 3,750 square foot leased office located at 555 Westbury Avenue, Carle Place, NY 11514. The lease expires on December 31, 2004.

     PACA. The Company leases a 60,060 square foot manufacturing facility with administrative offices at 179 Mine Lane, Jacksboro, Tennessee 37757, for its subsidiary, PACA. The lease expires on April 15, 2006.

     POINT BLANK/NDL FACILITY. The Company's subsidiary, Point Blank Body Armor Inc., leases a 67,000 square foot office and manufacturing facility (the "Oakland Park Facility") located at 4031 N.E. 12th Terrace, Oakland Park, Florida 33334, from V.A.E. Enterprises ("V.A.E."), a partnership controlled by Mrs. Terry Brooks, wife of Mr. David H. Brooks, and beneficially owned by Mr. and Mrs. Brooks' minor children. The Company's subsidiary, NDL Products Inc., occupies a portion of the space in the Oakland Park Facility. The lease expires on December 31, 2010. Management believes that the terms of the lease are no less favorable to the Company than terms available from an unrelated third party.

     NDL WAREHOUSE. In October 2002, the Company entered into a two-year lease for a 31,500 square foot warehouse adjacent to the Oakland Park, Facility from an unrelated third party. This warehouse is located at 1201 NE 38th Street, Oakland Park, Florida.

     POINT BLANK INTERNATIONAL FACILITY. The Company's subsidiary, Point Blank International S.A., leases a 5,700 square foot office and warehouse facility located at Rue Leon Frederiq, 14, 4020 Liege, Belgium. This space is occupied pursuant to a three-year lease expiring in March 2003 with options to renew for an additional six years.

     DC  OFFICE.   The  Company  opened  a  2,192  square  foot  government  and international liaison and sales office at 1215 Jefferson Davis Highway, Arlington, VA in May 2002. The lease expires on April 30, 2006.

EFFECT OF INFLATION AND CHANGING PRICES

The Company did not experience any measurable increases in raw material prices during the three months ended September 30, 2002. The Company believes it will be able to increase prices on its products to meet future price increases in raw materials, should they occur.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains certain forward-looking statements and information relating to the Company that is based on the beliefs of the Company's management as well as assumptions made by, and information currently available to the Company's management. When used in this document, the words "anticipate," "believe," "estimate", "expect", "going forward", and similar expressions, as they relate to the Company or Company management, are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including, among others: risks associated with the uncertainty of future financial results, additional financing requirements, development of new products, government approval processes, the impact of competitive products or pricing, technological changes, the effect of economic conditions; and continuing industry-wide pricing pressures and other industry conditions, as well as other risks and uncertainties, including without limitation those set forth in other sections of this Form 10-Q, in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and/or in the Company's other documents filed with the Securities and Exchange Commission, whether or not such documents are incorporated herein by reference. In assessing forward-looking statements, readers are urged to read carefully all such cautionary statements. Such forward-looking statements speak only as of the date of this Form 10-Q, and the Company disclaims any obligation or undertaking to update such statements. If one or more of these risks or uncertainties materialize, or the underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not issue or invest in financial instruments or their derivatives for trading or speculative purposes. The Company's market risk is limited to fluctuations in interest rates as it pertains to its borrowings under its $25 million credit facility with LaSalle. The Company can borrow at either the prime rate of interest or LIBOR plus 2.50 percent. Any increase in these reference rates could adversely affect the Company's interest expense. The Company does not have any material sales, purchases, assets or liabilities denominated in currencies other than the U.S. Dollar, and as such, is not subject to foreign currency exchange rate risk.


ITEM 4.  CONTROLS AND PROCEDURES

Within the 90 days prior to the date of the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-14 and 15d-14 of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission filings. No significant changes were made in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the completion of their evaluation.

Disclosure controls and procedures are those controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.


                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     The Company filed a lawsuit in the Supreme Court of the State of New York, County of Nassau against its insurance carrier as well as its insurance agent for negligence and breach of fiduciary duties as a result of the damages the Company suffered during Hurricane Irene in October 1999. The Company claims damages of $9.4 million and is vigorously pursuing this action.

     On or about June 21, 2001, American Body Armor and Equipment Inc. commenced an action against the Company's subsidiary, PACA, in the United States District Court of the Middle District of Florida. The Plaintiff claimed patent infringement and sought damages. PACA filed an answer in this action and PACA believed that the claimed patent was invalid and that PACA's products do not infringe on plaintiff's patent. In September 2002, a joint resolution and settlement was filed with the Court which will not have a material adverse effect on the Company's business, results of operations, or financial position.

     Other than as described in this Item 1. and in Item 5 hereof, the Company is involved in other litigation, which management considers to be routine and incidental to its business. Management does not expect the results of any of these routine and incidental actions to have a material adverse effect on the Company's business, results of operations or financial condition.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Company's annual meeting of stockholders was held on July 19, 2002.

         (b) At the annual meeting, the Company's stockholders elected David H. Brooks, Morton A. Cohen, Gary Nadelman, Dawn M. Schlegel, and Jerome Krantz as Directors for a one-year term, which expires at the annual meeting of stockholders in 2003.

          (c) At the annual meeting, the Company's stockholders ratified the appointment of Grant Thornton LLP as auditors of the Company for 2002. The holders of approximately 37,191,427 million shares of Common Stock voted to ratify the appointment, the holders of 20,520 shares voted against the ratification, and the holders of 3,050 shares abstained.

ITEM 5. OTHER INFORMATION

     On October 1, 2002, a shareholders derivative action was commenced in the Supreme Court of the State of New York, County of Nassau on behalf of the Company against the directors and officers of the Company and the Company as a nominal defendant, by Plumbers & Pipefitters Local 112 Pension Fund,
derivatively   on  behalf  of  itself   and  all   others   similarly   situated
("Plaintiff"). The complaint alleges that the individual defendants breached their fiduciary duties, committed misrepresentations and abused their control. The Plaintiff seeks judgment against all defendants for preliminary and permanent relief, including injunctive relief, unspecified damages sustained by the Company as a result of the alleged breaches of fiduciary duty, and punitive damages. The individual defendants and the Company deny the wrongdoing alleged in the complaint, and they intend to vigorously defend this lawsuit. The Company maintains directors and officers liability insurance covering this type of claim. At this time, it is not possible to reasonably determine whether this lawsuit will have a material adverse effect on the Company's business, results of operations or financial condition.

     On or about October 30, 2002, the Company filed a lawsuit in the United States District Court for the Southern District of Florida against certain union leaders claiming defamation, conspiracy to defame and tortuous interference with contractual and ongoing business relationships. The Company is vigorously pursuing this action.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS

         99.1 Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2 Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.ss.1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (B)      REPORTS ON FORM 8-K

         The Company has filed the following Reports on Form 8-K during the quarter ended September 30, 2002:

         Form 8-K filed July 12, 2002 to report the approval, on June 28, 2002, from the Company's senior lender, LaSalle Business Credit, Inc., an ABN AMRO Bank, N.V. affiliate ("LaSalle"), whereby LaSalle has increased the Company's revolving credit facility $25 million.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

Dated November 14, 2002                       DHB INDUSTRIES, INC.
                                              (Registrant)


    SIGNATURE                        CAPACITY                       DATE

                            Chief Executive Officer
/s/ DAVID H. BROOKS         and Chairman of the Board          November 14, 2002
____________________
    David H. Brooks

                            Chief Financial Officer and
/s/ DAWN M. SCHLEGEL        Principal Accounting Officer       November 14, 2002
____________________
    Dawn M. Schlegel

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER


I, David Brooks, Chairman and Chief Executive Officer of the Company certify that:

1. I have reviewed this quarterly report on Form 10-Q of DHB Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002

/s/ DAVID BROOKS
_____________________________________
David Brooks
President and Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER


I, Dawn Schlegel, Chief Financial Officer of the Company certify that:

1. I have reviewed this quarterly report on Form 10-Q of DHB Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002

/s/ DAWN SCHLEGEL
_____________________________________
Dawn Schlegel
Chief Financial Officer