Form 10-K
period 2002-12-31
DHB INDUSTRIES INC
filed 2003-03-31
CIK 899166

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from_______ to________
                          Commission File No. 01-13112

                              DHB INDUSTRIES, INC.
                         (Name of issuer in its charter)

          DELAWARE                                                 11-3129361
____________________________                                 ___________________
(State or other jurisdiction                                   (I.R.S. Employer
     of incorporation)                                       Identification No.)


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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). Yes [X]   No [ ] .

Aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock sold, or the average bid and asked price of such stock, as of June 28, 2002: $88,939,397.


 Number of shares outstanding of the issuer's common equity, as of March 1, 2003
      (Exclusive of securities convertible into common equity): 40,413,746

DOCUMENTS INCORPORATED BY REFERENCE:  None

ITEM 1.    BUSINESS

GENERAL

                  DHB Industries, Inc., a Delaware corporation organized in 1992 ("DHB" or the "Company"), is a holding company comprised of two divisions: DHB Armor Group and DHB Sports Group. DHB Armor Group consists of Protective Apparel Corporation of America ("PACA"), Point Blank Body Armor Inc. ("Point Blank"), and Point Blank International S.A. ("PB International"). DHB Armor Group develops, manufactures and distributes bullet and projectile-resistant garments, bullet-resistant and fragmentation vests, and related ballistic accessories. DHB Sports Group, which consists of NDL Products, Inc. ("NDL"), manufactures and distributes protective athletic apparel and equipment, including elbow, breast, hip, groin, knee, shin and ankle supports and braces, as well as a line of therapy products.

         The Company's executive offices are located at 555 Westbury Avenue, Carle Place, New York 11514. Its telephone number is 516-997-1155. The Company's website is www.DHBT.com. The Company's manufacturing facilities are located in Florida, Tennessee and Belgium.

         DHB reincorporated in Delaware in 1995 and changed its name from DHB Capital Group Inc. to DHB Industries, Inc. in July 2001. Its shares began trading on the American Stock Exchange on February 1, 2002 under the symbol DHB.

DHB ARMOR GROUP

         OVERVIEW. The Armor Group faced unique challenges last year. It resisted a union organizing drive that began in the Summer of 2002. The Union of Needletrades, Industrial and Textile Employees ("UNITE")--then engaged in a corporate campaign aimed at financial analysts and customers in an attempt to disparage the Company and to force it to recognize the union. Another union brought a shareholder derivative action against the Company and its officers and directors parroting the union's allegations, among others. The Company refused to succumb to the union's threats. As a result, it suffered adverse publicity and a decline in its stock price. By year's end, however, DHB had endured the controversy still atop the body armor industry. Indeed, it continues to be the largest provider of body armor to our nation's military as our troops go to war against Iraq. Moreover, during the first quarter of 2003, the Armor Group has expanded to a second production facility in South Florida, reintegrated striking workers into its work force, and won dismissal with prejudice of that shareholder suit. In sum, the Company emerged from a year of tumult in triumph, and is now proudly providing the body armor that is protecting our soldiers in battle.

         PRODUCTS AND MARKETS. The DHB Armor Group, the preeminent name in the armor industry, principally manufactures three types of body armor: concealable armor, which is designed to be worn beneath the user's clothing; tactical armor, which is worn externally and is designed to protect against more serious ballistic threats; and modular concealable / tactical armor which allows the wearer to customize the armor for either concealable or tactical use. The Armor Group's products are sold predominantly through a network of distributors, sales representatives, private label sales and direct contracts, with few direct orders. All Armor Group products are certified to the applicable NIJ standards.

The Armor Group's "Interceptor" contract with the U.S. Department of Defense is an integral and expanding Company program. The Interceptor program is designed as a continually upgradeable modular, soft body armor system for the U.S. Military. The Armor Group has now delivered over 400,000 Interceptors to the U.S. Marine Corps, U.S. Army, and U.S. Air Force. Interceptor was worn throughout Operation Anaconda in Afghanistan and has been credited with saving the lives of U.S. Marines and Soldiers. The Armor Group provides different ballistic models of the Interceptor to different braches of the U.S. Military. Through this diversification of the Interceptor ballistic packages, Point Blank can deliver the Interceptor at a much higher rate of production.


         In addition to the Interceptor, the Armor Group manufactures a number of other protective armor systems for military use. Fragmentation armor is designed to U.S. government military specification and offers protection against materials and velocities associated with the fragmentation of explosive devices such as grenades, mortars, artillery shells and ballistic projectiles. During 2002, the Armor Group was awarded authorization to proceed with the U.S. Army Countermine program, requiring the delivery of several thousand anti-fragmentation Countermine Ensembles.

          The Armor Group expanded the sales of its tactical body armor throughout the U.S. during 2002 and continued to offer department-specific modification to standard products. By providing customized tactical armor, the Armor Group was able to increase the Company's market share specifically in the tactical market. Many of the Armor Group's Tactical vests have become recognized as the most advanced tactical armor available in terms of form, fit, and function.

         The Armor Group's extensive lines of body-armor products also include tactical police jackets, military field jackets, executive vests, K-9 protection, fragmentation and close-quarter-battle systems.

         During 2002, DHB's Armor Group expanded by establishing a stronger presence in the government and international community, by opening a sales and marketing office strategically located near Washington, D.C. DHB's Government & International liaison office is located in the prestigious Crystal City complex, which is in close strategic proximity to the Pentagon in Washington, D.C. This office has been able to develop special accounts with customized products available for immediate delivery for the Military, Domestic and International law enforcement communities.

         RAW MATERIALS AND MANUFACTURING. The Armor Group manufactures all of its bullet, fragmentation and projectile-resistant products. The primary woven fabrics used by the Armor Group in the manufacturing of the ballistic-resistant products include Kevlar(TM), Twaron(TM), Zylon(TM), and shield products such as GoldFlex(TM) and Spectra Flex(TM). Research and Development efforts ensure that the materials are combined to suit particular applications.

         Substantially all of the raw materials used in the manufacturing of ballistic-resistant garments are made from fabrics which are patented by major corporations and which are purchased from three independent weaving or manufacturing companies. Should any of the manufacturers cease to produce these products for any reason, DHB would be required to use other fabrics. In such an event, an alternative fabric would have to be selected and ballistic tests would need to be performed. Until this was done, DHB's sale of ballistic resistant products would be severely curtailed and DHB's financial condition would be materially adversely affected.

         RESEARCH AND DEVELOPMENT. DHB Armor Group's internal employee research and development team has combined 75 years of ballistic research and development experience, including 30+ years of experience in an NIJ certification environment. Many of its research and development personnel previously held positions of responsibility within the industry.

         PATENTS AND TRADEMARKS. The Company holds numerous patents and trademarks registered in the United States for various products. A number of these patents are of considerable value and are believed to be critical to the Company's business. No challenges to its patents and trademarks have arisen and the Company has no reason to believe that any such challenge will arise in the future. The Company has numerous patents pending for unique, futuristic protective armor designs and integrated technologies and has been issued 9 additional trademarks during 2002.

         CUSTOMERS. The Armor Group's products are sold domestically to United States law enforcement agencies, distributors, corrections facilities and the U.S. Military; and internationally to governments and distributors. Sales to the United States Armed Forces directly or as a subcontractor accounted for 57%, 62%, and 57%, of the Armor Group's revenues for the years ended December 31, 2002, 2001 and 2000, respectively. Sales directly and indirectly to domestic state and local law enforcement agencies, security and intelligence agencies, and federal and state correctional facilities, accounted for 22%, 22%, and 30%, respectively, of the Armor Group's revenues in each of the years ended December 31, 2002, 2001 and 2000.

         Certain sales by the Armor Group to federal agencies are made pursuant to standard purchasing contracts issued by the General Services Administration of the Federal Government, commonly referred to as a "GSA Schedule". GSA Schedule contracts accounted for approximately 16%, 14% and 19%, respectively, of the Armor Group's sales for the years ended December 31, 2002, 2001 and 2000. PACA and Point Blank, as GSA Schedule Contract vendors, are obligated to make all sales pursuant to such contracts at its lowest unit price. Their current GSA Contracts expire on July 31, 2006.

         With the exception of the U.S. Government, no customer accounted for 10% or more of the Company's revenues in 2002, 2001 and 2000.

         MARKETING AND DISTRIBUTION. The Armor Group employs 23 customer support representatives and 26 sales representatives under the direction of 4 sales managers. These personnel are responsible for marketing the Armor Group's products to federal, state, and local law enforcement agencies in the United States. Sales to such law enforcement agencies are made primarily through distributorships established by the sales team. However, in areas in which there are no suitable distributors, the Armor Group will fill orders directly.

         GOVERNMENT AND INDUSTRY REGULATIONS AND STANDARDS. Bullet and fragmentation garments and accessories manufactured and sold by the Armor Group are not currently the subject of government regulations. However, law enforcement agencies and the military specify certain standards of performance, such as NIJ standards for bullet-resistant vests in several categories. In addition, the NIJ has established a voluntary standard for testing stab-resistant armor. The Armor Group regularly submits its vests to independent laboratories for testing under these standards and all of its products have, at the time of manufacture, met or exceeded such standards in their respective categories.

         COMPETITION. The ballistic-resistant garment business is highly competitive and fragmented. The number of United States manufacturers is estimated to be approximately 20. Management is not aware of published reports concerning the market, and most companies are privately held. Nevertheless, the Company believes that the Armor Group is the largest manufacturer of ballistic-resistant garments in the United States.

          The Armor Group believes that the principal elements of competition in the sale of ballistic-resistant garments are innovative design, price and quality. The Company believes that the Armor Group enjoys a favorable reputation in the industry with over 30 years of supplying federal, state and municipal governments and agencies.

         BACKLOG. As of March 1, 2003, the Armor Group had a backlog of approximately $57 million. Backlog at any one date is not a reliable indicator of future sales. In addition to its backlog, from time to time the Armor Group receives contract awards for municipal orders that may be extended over a period of time. The actual dollar amount of products to be delivered pursuant to these and similar contracts cannot be accurately predicted and is generally excluded from reported backlog.

         POTENTIAL PRODUCT LIABILITY. The products manufactured or distributed by the Armor Group are used as protective devices in situations that could result in serious injuries or death, including injuries that may result from the failure of such products. The Armor Group maintains product liability insurance for PACA and Point Blank in the amount of $21,000,000 each per occurrence, and $22,000,000 in the aggregate, less a deductible of $100,000 for each company. PB International maintains product liability insurance in the amount of $2,000,000 for each occurrence, with a $5,000 deductible. There is no assurance that these amounts would be sufficient to cover the payment of any potential claim. In addition, there is no assurance that this or any other insurance coverage will continue to be available, or, if available, that Point Blank, PACA and PB International would be able to obtain such insurance at a reasonable cost. Any substantial uninsured loss would have to be paid out of the subject subsidiary's assets, as applicable, and may have a material adverse effect on the Company's financial condition and results of operations on a consolidated basis. The inability to obtain product liability coverage may prohibit Point Blank, PACA or PB International in the future from bidding for orders from certain governmental customers. Many governmental agencies currently require such insurance coverage, and any such inability to bid would have a material adverse effect on the Company's financial condition and results of operations on a consolidated basis.

         EMPLOYEES. As of December 31, 2002, the Armor Group employed approximately 450 full-time employees. There was one officer of the Armor Group, 20 persons employed in supervisory capacities, 365 employed in manufacturing, shipping and warehousing, 30 in customer service and sales, six technical/research development personnel, and 28 office personnel. In the opinion of management, the Armor Group maintains a satisfactory relationship with its employees.

DHB SPORTS GROUP

         PRODUCTS AND MARKETS. DHB Sports Group is a collection of brands that service specific segments of the sporting goods and health care markets with its sports medicine, protective gear, health supports and magnetic therapy products. The Sports Group also offers private label or house brand programs to major retailers and large wholesalers along with specific OEM programs to outside brands that service the same markets.

         Currently, the Sports Group manufactures and markets products under the brands NDLTM, GRIDTM, MagneSystemsTM, FLEX-AIDTM, and Doctor Bone SaversTM. The Sports Group markets its product to a variety of distribution points with an emphasis on major retailers. Mass merchandisers, chain drug stores, food chains, independent sporting goods and pharmacy retailers, catalog, wholesale and e-commerce offer the various brands to the consumer. The Sports Group account list includes retail and wholesale establishments such as Wal-Mart, Target, Meijer and Phar Mor. Two customers, Wal-Mart and Target, collectively accounted for 75%, 61% and 54% of the Sports Group's revenues for the years ended December 31, 2002, 2001 and 2000, respectively.

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

         POTENTIAL PRODUCT LIABILITY. The products manufactured or distributed by the Sports Group are used as protective devices in situations that could result in serious injuries or death, including injuries that may result from the failure of such products. The Sports Group maintains product liability insurance in the amount of $21,000,000 each per occurrence, and $22,000,000 in the aggregate, less a deductible of $100,000. There is no assurance that these amounts would be sufficient to cover the payment of any potential claim. In addition, there is no assurance that this or any other insurance coverage will continue to be available, or, if available, that the Sports Group would be able to obtain such insurance at a reasonable cost. Any substantial uninsured loss would have to be paid out of the Sport's Group assets and may have a material adverse effect on the Company's financial condition and results of operations on a consolidated basis.

         EMPLOYEES. As of December 31, 2002, the Sports Group employed approximately 45 full-time employees. There was one officer of the Sports Group, four persons employed in supervisory capacities, 30 employed in manufacturing, shipping and warehousing, three in sales and customer service, and seven office personnel. All of the Sports Group's employees are employed full-time. In the opinion of management, the Sports Group's relationship with its employees is good. The Sports Group also has more than 50 independent sales representatives who, together with the sales executives, are responsible for sales throughout the Untied States, Western Europe, Asia, the Middle East and Latin America. The Sports Group has in-house sales support and state-of-the-art EDI order and invoicing capabilities.

SEGMENT INFORMATION

         As described in detail above, the Company operates in two principal segments: ballistic-resistant equipment and protective athletic/sports products. The Company disposed of its Electronics Group in March 2000, and closed its hard armor company, LAP, in October 1999. These two divestitures are accounted for as discontinued operations. Financial information on the Company's business segments (in thousands) is as follows:

NET SALES                                      2002        2001        2000
_________                                  ________     _______     _______

Ballistic-resistant equipment              $124,860     $93,506     $64,721
Electronic components/LAP                        --          --         401
Protective athletic & sports products         5,492       4,520       5,297
                                           ________     _______     _______
                                            130,352      98,026      70,419
Less inter-segment sales                        (5)        (11)          --
Less discontinued operations (3)                --          --         (401)
                                           ________     _______     _______
Consolidated net sales                     $130,347     $98,015     $70,018
                                           ========     =======     =======

Income from Operations
Ballistic-resistant equipment              $17,534      $15,029     $10,591
Electronic components                           --           --       (517)
Protective athletic & sports products          563           94       (166)
Corporate and other (1)                    (4,274)      (2,344)     (2,226)
                                           ________     _______     _______
Sub-total                                   13,823       12,779       7,682
Income from discontinued operations(3)                       --         517
                                           ________     _______     _______
Consolidated operating income              $13,823      $12,779      $8,199
                                           =======      =======      ======

Depreciation Expense
Ballistic-resistant equipment              $   289      $   223      $  147
Protective athletic & sports products           86          157         108
                                           _______      _______      ______
                                               375          380         255
Corporate and other                             88           98          69
                                           _______      _______      ______
Consolidated depreciation expense          $   463      $   478      $  324
                                           =======      =======      ======

Interest Expense
Ballistic-resistant equipment              $   935      $   463      $   33
Protective athletic & sports products           --           77          40
                                           _______      _______      ______
                                               935          540          73
Corporate and other                            710        1,973       2,670
                                           _______      _______      ______
Consolidated interest expense              $ 1,645      $ 2,513      $2,743
                                           =======      =======      ======

Income Taxes (Benefit)
Ballistic-resistant equipment              $    22      $   143      $    1
Protective athletic & sports products            2           --           2
                                           _______      _______      ______
                                                24          143           3
Corporate and other                         (3,696)          32         127
                                           _______      _______      ______
Consolidated tax (benefit) expense         $(3,672)     $   175      $  130
                                           =======      =======      ======

Identifiable Assets
Ballistic-resistant equipment              $56,471      $36,426     $22,383
Protective athletic & sports products        2,907        2,768       3,517
                                           ________     _______     _______
                                            59,378       39,194      25,900
Corporate and other (2)                      5,993        1,702       2,156
                                           ________     _______     _______
Consolidated net assets                    $65,371      $40,896     $28,056
                                           =======      =======     =======

         Foreign sales accounted for 2%, 2% and 2%, of the total revenues for the years ended December 31, 2002, 2001 and 2000, respectively. Foreign identifiable assets accounted for 1%, 1%, and 1% of the total assets at December 31, 2002, 2001 and 2000, respectively.

         (1) Corporate and other includes corporate general and administrative expenses.

         (2) Corporate assets are principally deferred income tax assets, other investment and property and equipment.

         (3) Discontinued operations included the Electronics Group sold on March 10, 2000, as well as the loss from the shutdown of the LAP plant in 1999.

AVAILABLE INFORMATION


         The Company's internet address/website is www.dhbt.com. As of the date of this Form 10-K, due to a late start in establishing the necessary links and certain technical difficulties on the website, the Company does not make available free of charge on its website the Company's reports filed under the Securities Exchange Act of 1934, although the Company anticipates being able to do so some time during the second quarter of 2003, such that these reports can be available promptly after they are filed with the SEC. In the interim, the Company will voluntarily provide electronic copies (or a reasonable number of paper copies) of its filings free of charge upon request.


ITEM 2.  PROPERTIES

         CORPORATE HEADQUARTERS. The Company's corporate headquarters are in a 3,750 square foot leased office located at 555 Westbury Avenue, Carle Place, New York 11514. The lease expires on December 31, 2004.

         PACA. The Company leases a 60,060 square foot manufacturing facility with administrative offices at 179 Mine Lane, Jacksboro, Tennessee 37757, for its subsidiary, PACA. The lease expires on April 15, 2006.

         NDL/POINT BLANK FACILITY. Point Blank leases a 67,000 square foot office and manufacturing facility (the "Oakland Park Facility") located at 4031 N.E. 12th Terrace, Oakland Park, Florida 33334, from V.A.E. Enterprises, LLC ("V.A.E."), a Limited Liability Corporation controlled by Mrs. Terry Brooks, wife of Mr. David H. Brooks, and beneficially owned by Mr. and Mrs. Brooks' minor children. NDL Products occupies a portion of the space in the Oakland Park facility. The lease expires on December 31, 2010. Management believes that the terms of the lease are no less favorable to the Company than terms that would have been obtained at the time of the lease from an unrelated third party.

         NDL WAREHOUSE. On October 1, 2002, the Company entered into a two-year lease for a 31,500 square foot warehouse adjacent to the Oakland Park Facility from an unrelated third party. This warehouse is located at 1201 NE 38th Street, Oakland Park, Florida.

         POINT BLANK-ADDITIONAL FACILITY. In January 2003, the Company leased a 51,246 square foot manufacturing facility with administrative offices in Deerfield, Florida, to expand Point Blank's military operations. The lease expires on April 30, 2008.

         DC OFFICE. In May 2002, the Company opened a 2,192 square foot government and international liaison sales office at 1215 Jefferson Davis Highway, Arlington, Virginia. The lease expires on April 30, 2006.

         POINT BLANK INTERNATIONAL FACILITY. PB International leases a 5,700 square foot office and warehouse facility located at Rue Leon Frederiq, 14, 4020 Liege, Belgium. This space is rented on a month-to-month basis.

ITEM 3.  PENDING LITIGATION

         The Company has filed a lawsuit in the Supreme Court of the State of New York, County of Nassau, against its insurance carrier and an insurance agent, for negligence and breach of fiduciary duties as a result of the damages the Company incurred during Hurricane Irene in October 1999. The Company is vigorously pursuing this action. On March 17, 2003, the Company entered into a settlement agreement with its insurance agent for a $1 million payment to the Company. The lawsuit against the insurance carrier has been scheduled for trial in the fall of 2003.

         On or about June 21, 2001, American Body Armor and Equipment Inc. commenced an action against the Company's subsidiary, PACA, in the United States District Court of the Middle District of Florida. In September 2002, the parties filed a joint resolution and settlement with American Body Armor, ending this patent infringement case. This settlement will not have a material adverse effect on the Company's business, result of operations or financial condition.

         On October 1, 2002, a shareholders' derivative action was commenced in the Supreme Court of the State of New York, County of Nassau, on behalf of the Company against the directors and officers of the Company and the Company as a nominal defendant, by Plumbers & Pipefitters Local 112 Pension Fund, derivatively on behalf of itself and all others similarly situated ("Plaintiff"). This case was dismissed with prejudice on March 13, 2003, without liability to the Company or its officers or directors. The Company is seeking dismissal of another identical suit brought on behalf of a second shareholder on the same grounds that required dismissal in the other suit. The Company maintains $10 million of directors and officers' liability insurance covering this type of claim.

         On or about October 30, 2002, the Company filed a lawsuit in the United States District Court for the Southern District of Florida against certain union leaders, claiming defamation, conspiracy to defame and tortuous interference with contractual and ongoing business relationships. The case is still in its preliminary stages, and the Company is vigorously pursuing this action.

         The Company is involved in other litigation, none of which is considered by management to be material to the Company's business or, if adversely determined, would have a material adverse effect on the Company's financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:  None

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The common stock of the Company began trading on the American Stock Exchange on February 1, 2002 under the symbol DHB. Previously, the Company was trading on the OTC Bulletin Board under the symbol DHBT. The following table shows the high and low bid prices of the Company's common stock for each quarter in the two-year period ended December 31, 2002.

                                                    Low            High
               2002           4th Quarter           1.27           2.33
                              3rd Quarter           1.69           4.69
                              2nd Quarter           4.05           7.24
                              1st Quarter           5.50           8.10
               2001           4th Quarter           3.00           6.03
                              3rd Quarter           1.95           3.00
                              2nd Quarter           1.95           2.79
                              1st Quarter           1.69           3.09

         The Company pays cash dividends on its Series A, 12% convertible preferred stock (the "Preferred Stock"). The Preferred Stock has a dividend rate of $0.72 per share per annum, an amount equal to the interest that would have been payable on the shareholder indebtedness from which the Preferred Stock was converted (See "Certain Transactions" below).

         The Company presently retains its income from earnings and anticipates that its future earnings will be retained to finance the expansion of its business. Any determination to pay cash dividends on the Company's common stock in the future will be at the discretion of the Board of Directors after taking into account various factors, including financial condition, results of operations, current and anticipated cash needs, and restrictions, if any, under the Company's credit agreements.

         On March 1, 2003 there were 134 holders of record of the Company's common stock. However, the number of holders of record includes brokers and other depositories for the accounts of others. The Company estimates that there are approximately 3,700 beneficial owners of its common stock.

         In 2002, the Company issued 8,931,832 unregistered shares of common stock pursuant to the exercise of warrants, for which the Company received aggregate proceeds of approximately $6,324,000. The Company also issued 275,000 unregistered common stock purchase warrants to its investor relations firm; these warrants have an exercise price of $4.95 per share and expire on June 4, 2006. In addition, the Company issued to directors and executive officers a total of 200,000 unregistered five-year common stock purchase warrants exercisable at $7.11 per share. Also during 2002 the Company issued and canceled 150,000 warrants to an employee. See "Executive Compensation-Stock Warrants" below.

ITEM 6.  SELECTED FINANCIAL INFORMATION

         The selected consolidated financial data set forth below for the years ended December 31, 2002, 2001, 2000, 1999, and 1998, were derived from the audited consolidated financial statements of the Company. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes appearing elsewhere in this Form 10-K.



INCOME STATEMENT DATA (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                2002        2001        2000          1999        1998
                                            ________     _______     _______       _______     _______

Net sales                                   $130,347     $98,015     $70,018       $35,141     $33,073
Cost of goods sold                            92,621      71,639      49,359        27,566      20,442
                                            ________     _______     _______       _______     _______
Gross profit                                  37,726      26,376      20,659         7,575      12,631
Selling, general and
administrative expenses                       23,903      13,597      12,460        17,446       9,778
                                            ________     _______     _______       _______     _______
Income (loss) before other income
(expense)                                     13,823      12,779       8,199       (9,871)       2,853
Interest expense                             (1,645)     (2,513)     (2,743)       (2,908)     (1,096)
Other income (expense)                           130          42         341       (9,561)          22
                                            ________     _______     _______       _______     _______
Income (loss) before  discontinued
operations                                    12,308      10,308       5,797      (22,340)       1,779
Discontinued operations                           --          --         340       (9,714)     (1,628)
                                            ________     _______     _______       _______     _______
Income (loss) before income  taxes
                                              12,308      10,308       6,137      (32,054)         151
Income tax (benefit) expense                 (3,672)         175         130            67          21
                                            ________     _______     _______       _______     _______
Net income (loss)                             15,980      10,133       6,007      (32,121)         130
Dividend - preferred stock                     (345)          --          --            --          --
                                            ________     _______     _______       _______     _______
Income available to common stockholders
                                            $ 15,635     $10,133     $ 6,007      $(32,121)    $   130
                                            ========     =======     =======      ========     =======






Earnings per share
Basic                                          $0.42       $0.32       $0.19        $(1.24)     $0.005
Diluted                                        $0.37       $0.28       $0.18        $(1.09)     $0.005

BALANCE SHEET DATA (IN THOUSANDS)               2002        2001        2000          1999        1998
_________________________________           ________     _______     _______       _______     _______

Working capital                             $ 53,125     $20,472     $ 7,497       $ 2,047     $21,634
Total assets                                  65,371      40,896      28,056        23,300      41,364
Total current liabilities                      7,822      16,585      16,949         5,153       4,335
Long-term liabilities                         26,204      19,305      16,062        16,280      11,915
Stockholders' equity (deficit)                31,345       5,006      (4,955)      (10,186)     18,172



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following analysis of the Company's financial condition and results of operations should be read in conjunction with the financial statements, including the notes thereto, contained elsewhere in this Form 10-K.

GENERAL

         The Company is a holding company, which currently conducts business through its wholly-owned subsidiaries organized in two divisions, the DHB Armor Group and the DHB Sports Group. The Company's products are sold both nationally and internationally. The Armor Group's sales are directed primarily to law enforcement agencies and military services. Sales to the U.S. military comprise the largest portion of the Armor Group's business, followed by sales to federal, state and local law enforcement agencies, including correctional facilities. Accordingly, any substantial increase or reduction in governmental spending or change in emphasis in defense and law enforcement programs could have a material effect on the Armor Group's business. The Sports Group manufactures and markets a variety of sports medicine, protective gear, health supports and magnetic therapy products under its own labels, private labels and house brands for major retailers.

         RESULTS OF OPERATIONS

         YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001.

         Consolidated net sales for the year ended December 31, 2002 increased 33.0% to a record $130.3 million compared to net sales of $98.0 million for the year ended December 31, 2001. Due to the emphasis on homeland security and various military actions occurring throughout 2002, the Armor Group's revenue increased 33.5% to $124.8 million compared to $93.5 million for 2001. The Sports Group's revenues increased by 22.1% to $5.5 million in 2002 versus $4.5 million for 2001. Gross profit margin for the year ended December 31, 2002 was 28.9% compared to 26.9% in 2001, primarily as a result of the increase in revenues as well as volume purchase discounts which the Company was able to utilize during 2002. Selling, general and administrative expenses as a percentage of sales increased to 18.3% of 2002 revenues as compared to 13.9% of revenues in 2001. The selling, general and administrative expenses increased from $13.6 million in 2001 to $23.9 million in 2002, primarily as a result of increased legal fees in the successful defense of a patent infringement case and legal and professional fees associated with the union organizing campaign targeting DHB's subsidiary, including the associated security, public relations and legal fees arising out of the defense of the organizing effort. Also included in selling, general and administrative expenses for 2002 were a $646,000 non-cash compensation charge and $255,000 straight-line rent described above. Primarily as a result of the increased selling, general and administrative expenses, operating margin decreased from 13.0% in 2001 to 10.6% in 2002.

         Interest expense for the year ended December 31, 2002 was $1.6 million, down nearly $900,000 from the $2.5 million of interest expense for the year ended December 31, 2001. This decrease is the result of lower interest rates under the Company's credit facility combined with the repayment of $5.5 million of shareholder indebtedness and the conversion of $3 million of shareholder indebtedness into preferred stock. Although the total amount owed under the credit facility increased, the overall cost of capital decreased during 2002.

         The Company has net operating loss (NOL) carryforwards of approximately $7.4 million available to offset income in future years. The benefit to the Company is the cash tax payments such NOL carryforwards can offset. Because the Company has had three solid years of growth and is projecting profitability in 2003, it is more likely than not that the Company can utilize this benefit prior to its expiration in 2019. Therefore, in 2002, the Company has recognized a deferred income tax benefit of approximately $3.7 million related to temporary differences that will result in deductible amounts in future years and the net operating loss carryforwards. The deferred tax asset is broken down into the current portion of $3.3 million and the long-term portion of $1.4 million for temporary timing differences in book to tax income. The income tax expense for 2001 was nominal and was offset by the NOL, so that only state and franchise taxes were expensed.

         Net income was approximately $16.0 million for 2002, which was reduced by the $345,000 preferred stock dividend paid to bring the income available to common stockholders to $15.6 million or $0.37 cents per fully diluted share compared to income of $10.1 million for the year ended December 31, 2001 or $0.28 per fully diluted share. The fully diluted shares outstanding for the years ended December 31, 2002 and 2001 were 42,304,254 and 36,775,910, respectively.



YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000.

         Consolidated net sales for the year ended December 31, 2001 were $98.0 million, a 40.0% increase over the 2000 annual net sales of $70.0 million. This increase is primarily attributable to increased purchases by the Military and domestic law enforcement customers. The gross margin decreased from 29.5% to 26.9%, primarily as a result of the plant shutdown and relocation of the PACA facility during the first quarter of 2001. However, operating margins expanded to 13.0% of revenues or $12.8 million for the year ended December 31, 2001 as compared to 11.7% of revenues or $8.2 million for the year ended December 31, 2000. This increase is attributable to the manufacturing operating efficiencies resulting from higher sales volumes, volume purchasing discounts from our vendors, and tighter control of expenses.

         The Company's selling, general and administrative expenses for the year ended December 31, 2001 as a percentage of revenues decreased to 13.9% as compared to 17.8% in 2000.

         Interest expense for the year 2001 decreased by approximately $230,000 to $2.5 million as a result of lower interest rates under the Company's credit facility with LaSalle Business Credit. Other income declined by $250,000, as the 2000 figure included gain on the sale of the previous corporate headquarters.

         As a result of the foregoing, the Company achieved net income of $10.1 million for the year 2001 as compared to $6.0 million for the year 2000, a 68.7% increase. Earnings per share for the year ended December 31, 2001 were $0.28 per share with 36,775,910 fully diluted shares versus $0.18 per share on 34,086,963 fully diluted shares for 2000.

LIQUIDITY AND CAPITAL RESOURCES


         The Company's primary capital requirements over the next twelve months are to assist its subsidiaries in financing their working capital requirements. Its operating subsidiaries sell the majority of their products on 60 to 90-day terms. Working capital is needed to finance the receivables, manufacturing process and inventory. Working capital at December 31, 2002 was approximately $53.1 million as compared to working capital of approximately $20.5 at December 31, 2001. This increase in working capital reflects primarily an $11.9 million increase in accounts receivable, an $8.8 million increase in inventory and a $7.9 million decrease in accounts payable. These changes caused the Company to use approximately $15.5 million in its cash flow from operations.

         On September 24, 2001, the Company entered into a Loan and Security Agreement (the "Credit Agreement"), as amended on June 28, 2002 and February 25, 2003, which expires on September 24, 2004. Pursuant to the Credit Agreement, the Company may borrow up to the lesser of (i) $35 million during the period commencing on February 18, 2003 and ending on August 31, 2003, $30 million during the period commencing on September 1, 2003 and ending on November 30, 2003, and $25 million at all times on and after December 1, 2003, or (ii) 85% of eligible accounts receivable plus the lesser of $14 million or certain percentages of eligible inventory, as defined. Interest is either at the prime rate or LIBOR plus 2.50%. A portion of these funds was used to partially refinance higher interest debt. The remaining funds have been and will be used to meet increased demands for capital generated during a period of rapid growth, which has accelerated in response our growing markets.

         The Company's capital expenditures in 2002 decreased to $367,000, as compared to approximately $554,000 during 2001. The Company anticipates increasing its capital expenditures in 2003 to help further the growth of the Company. This increase should not have a material impact on the financial statements.

         The Company believes that its existing credit line, together with funds generated from operations, will be adequate to sustain its operations through 2003.

CASH CONTRACTUAL OBLIGATIONS

The following table presents the Company's estimated cash requirements for contractual obligations outstanding as of December 31, 2002:

                                           Payments Due by Period
                                              ($ in thousands)
                                           ______________________
                              Less
                              than        1-3         4-5      After
Contractual Obligations     1 year      years       years    5 years       Total
_______________________     ______     _______     ______    _______     _______

Long-Term Debt               $ --      $25,854     $   --     $   --     $25,854

Employment Contracts          625        1,400         --         --       2,025

Operating Leases             1,295       2,741      2,456      3,035       9,527

Total Contractual Cash
     Obligations            $1,920     $29,995     $2,456     $3,035     $37,406

CRITICAL ACCOUNTING POLICIES


     The Company's management believes that its critical accounting polices include:


     REVENUE RECOGNITION - DHB recognizes revenue when it is realized or realizable and has been earned. Product revenue is recognized when persuasive evidence of an arrangement exists, the product has been delivered and legal title and all risks of ownership have been transferred, written contract and sales terms are complete, customer acceptance has occurred and payment is reasonably assured. Returns are minimal and do not materially affect the consolidated financial statements.


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


     INCOME TAXES - DHB uses the asset and liability approach to account for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.


     OTHER INVESTMENT - DHB has a cost-based investment in a non-publicly traded company. A decline in the value of this cost-based investment below cost that is deemed other than temporary is charged to earnings, resulting in a new cost basis for the investment.

NEW ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. DHB is required to implement SFAS No. 143 on January 1, 2003. DHB does not expect this standard to have a material impact on its consolidated financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Costs Incurred in a Restructuring)." This standard requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entity's commitment to an exit plan. DHB is required to implement SFAS No. 146 on January 1, 2003.

DHB does not expect this standard to have a material impact on its consolidated financial position or results of operations.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others," which expands previously issued accounting guidance and disclosure requirements for certain guarantees. The interpretation requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. DHB does not expect this interpretation to have a material impact on its consolidated financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure- an amendment of FASB Statement No. 123," which provides optional transition guidance for those companies electing to voluntarily adopt the accounting provisions of SFAS No. 123. In addition, SFAS No. 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not plan to change its method of accounting for stock-based employee compensation. The Company will make the required interim disclosures effective with the quarter ending March 31, 2003.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," which requires all variable interest entities ("VIEs") to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interest in the VIE. In addition, the interpretation expands disclosure requirements for both variable interest entities that are consolidated as well as VIEs from which the entity is the holder of a significant amount of the beneficial interests, but not the majority. The disclosure requirements of this interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements of this interpretation are effective for all periods beginning after June 15, 2003. DHB does not expect this interpretation to have a material impact on its consolidated financial position or results of operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Annual Report contains certain forward-looking statements and information relating to the Company that is based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this document, the words "anticipate," "believe," "estimate," "expect," "going forward," and similar expressions, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including, but not limited to: general business and economic conditions, the maintenance of the Company's military supply contacts, the level of governmental expenditures on law enforcement equipment, continued supplies of materials from critical vendors, and the continued availability of insurance for the Company's products. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

         The Company does not issue or invest in financial instruments or their derivatives for trading or speculative purposes. The Company's market risk is limited to fluctuations in interest rates as it pertains to its borrowings under its $35 million credit facility. The Company can borrow at either the prime rate of interest or LIBOR plus 2.50%. Any increase in these reference rates could adversely affect the Company's interest expense. The Company does not have any material sales, purchases, assets or liabilities denominated in currencies other than the U.S. Dollar, and as such, is not subject to material foreign currency exchange rate risk.

ITEM 8. FOURTH SECOND THIRD FINANCIAL QUARTER QUARTER QUARTER STATEMENTS AND SUPPLEMENTAL DATA

SEE INDEX TO CONSOLIDATED FINANCIAL STATEMENTS APPEARING IN THE CONSOLIDATED FINANCIAL STATEMENTS ANNEXED HERETO.



SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED, IN THOUSANDS EXCEPT FOR PER
SHARE DATA

                                                 First         Second          Third         Fourth
FISCAL 2002                                    Quarter        Quarter        Quarter        Quarter
                                               _______        _______        _______        _______

Net sales                                      $33,639        $34,014        $30,146        $32,548
Cost of goods sold                              24,184         23,977         21,005         23,455
                                               _______        _______        _______        _______
Gross profit                                     9,455         10,037          9,141          9,093
Selling, general and admin expense               4,229          5,098          7,282          7,294
                                               _______        _______        _______        _______
Operating income                                 5,226          4,939          1,859          1,799
Other income (expense), net                      (441)          (452)          (503)          (119)
                                               _______        _______        _______        _______
Income before income taxes                       4,785          4,487          1,356          1,680
Income taxes                                        27             61             81        (3,841)
                                               _______        _______        _______        _______
Net income                                       4,758          4,426          1,275          5,521
Dividend - preferred stock                          --             --             --          (345)
                                               _______        _______        _______        _______
Income available to common stockholders         $4,758         $4,426         $1,275         $5,176
                                               =======        =======        =======        =======

Earnings per share
Basic                                            $0.14          $0.12          $0.03          $0.13
                                               =======        =======        =======        =======
Diluted                                          $0.11          $0.11          $0.03          $0.12
                                               =======        =======        =======        =======

Weighted average shares outstanding
Basic shares                                31,486,391     36,789,796     40,413,746     40,413,746
                                            ==========     ==========     ==========     ==========

Diluted shares                              41,722,903     41,024,916     43,827,580     42,641,615
                                            ==========     ==========     ==========     ==========



                                                First          Second          Third         Fourth
FISCAL 2001                                   Quarter         Quarter        Quarter        Quarter
                                               _______        _______        _______        _______


Net sales                                      $20,175        $23,514        $24,009        $30,317
Cost of good sold                               15,223         17,309         17,280         21,827
                                               _______        _______        _______        _______
Gross profit                                     4,952          6,205          6,729          8,490
Selling, general and admin expense               3,304          3,090          3,282          3,921
                                               _______        _______        _______        _______
Operating income                                 1,648          3,115          3,447          4,569
Other income (expense)                            (619)          (678)          (627)          (547)
                                               _______        _______        _______        _______
Income before income taxes                       1,029          2,437          2,820          4,022
Income taxes                                         6            134             27              8
                                               _______        _______        _______        _______
Net income                                     $ 1,023        $ 2,303        $ 2,793        $ 4,014
                                               =======        =======        =======        =======

Earnings per share
Basic                                            $0.03          $0.07          $0.09          $0.13
                                               =======        =======        =======        =======
Diluted                                          $0.03          $0.07          $0.08          $0.11
                                               =======        =======        =======        =======

Weighted average shares outstanding
Basic shares                                31,230,898     31,316,940     31,411,180     31,168,088
                                            ==========     ==========     ==========     ==========

Diluted shares                              36,760,623     35,923,088     35,666,896     36,567,864
                                            ==========     ==========     ==========     ==========






                                                First          Second          Third         Fourth
FISCAL 2000                                    Quarter        Quarter        Quarter        Quarter
                                               _______        _______        _______        _______

Net sales                                      $13,576        $16,128        $18,591        $21,723
Cost of sales                                    9,594         11,516         13,034         15,215
                                               _______        _______        _______        _______
Gross profit                                     3,982          4,612          5,557          6,508
Selling, general and admin expenses              2,887          2,815          3,062          3,696
                                               _______        _______        _______        _______
Operating income                                 1,095          1,797          2,495          2,812
Other income (expense)                            (785)          (763)          (391)          (463)
                                               _______        _______        _______        _______
Income before discontinued operations              310          1,034          2,104          2,349
Discontinued operations                            340             --             --             --
                                               _______        _______        _______        _______
Income before income taxes                         650          1,034          2,104          2,349
Income taxes                                        28             23             93           (14)
                                               _______        _______        _______        _______
Net income                                        $622         $1,011         $2,011        $ 2,363
                                                  ====         ======         ======        =======
Earnings per share
Basic                                            $0.02          $0.03          $0.07          $0.07
                                                 =====          =====          =====          =====
Diluted                                          $0.02          $0.03          $0.07          $0.07
                                                 =====          =====          =====          =====

Weighted average shares outstanding
Basic shares                                32,332,181     32,343,941     32,237,463     31,964,196
                                            ==========     ==========     ==========     ==========
Diluted shares                              32,332,181     32,343,941     32,751,423     34,969,533
                                            ==========     ==========     ==========     ==========



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE: NONE

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS



         The Directors serve for a term of one year following their election at the Annual Meeting of Stockholders, and until their successors have been elected and qualified. The officers serve at the discretion of the Board of Directors. Set forth below is certain information regarding the Company's current Directors and executive officers:



     DAVID H. BROOKS, age 48, has served as the Chairman or Co-Chairman of the Company since its inception in 1992. Mr. Brooks has served as the Chief Executive Officer of the Company since July 2000, having previously served in that capacity prior to September 1998. Mr. Brooks also serves as Chairman of the Board, President and a Director of Brooks Industries of L.I., Inc., a privately held venture capital firm.

     JEROME KRANTZ, age 47, has been a Director of the Company since July 2000. He has over 20 years' experience in the insurance and financial industry. Mr. Krantz is a chartered life underwriter and a chartered financial consultant. In addition, he is a registered investment advisor. He presently serves as the Chairman of the Company's audit and compensation committees.

     DAWN M. SCHLEGEL, age 33, is the Chief Financial Officer of the Company. She has also served as Treasurer and Secretary of the Company since September 1999, and was elected a Director as of July 2000. She has functioned in various positions within the Company's operations and finances since 1996. Prior to joining the Company, Mrs. Schlegel worked for Israeloff, Trattner & Co. CPA's P.C., a certified public accounting firm, for more than five years.

     GARY NADLEMAN, age 50, has been a Director of the Company since July 2001. He has over 20 years' experience in the apparel industry. Mr. Nadleman is a private investor and the President of Synari, Inc., a manufacturer of women's sportswear and other apparel. Mr. Nadelman is a member of the audit and compensation committees.

     CARY CHASIN, age 55, has been a Director of the Company since October 2002. Mr. Chasin is presently an advertising executive. He has over 30 years' experience in owning and operating apparel retail, manufacturing and importing businesses. Mr. Chasin is a member of the audit and compensation committees.

     BARRY BERKMAN, age 62, has been a Director of the Company since February 2003. Mr. Berkman is a partner with Berkman Bottger & Rodd, a New York law firm, and is a member of the American Bar Association.

     SANDRA L. HATFIELD, age 49, has been Chief Operating Officer of the Company since December 2000. From October 1996 until December 2000, she served as President of Point Blank. For more than five years before that, she was the Vice President of Production at PACA.

ITEM 11.  EXECUTIVE COMPENSATION

     SUMMARY COMPENSATION TABLE. The following table sets forth certain summary information regarding the compensation of the executive officers whose total salary and bonus for any of the years ended December 31, 2002, 2001 or 2000 exceeded $100,000:

        NAME AND PRINCIPAL POSITION            YEAR             ANNUAL
                                                                SALARY(1)
        _________________________________________________________________

        David H. Brooks                        2002             $643,750
        Chairman and CEO                       2001              525,000
                                               2000              413,542

        Sandra L. Hatfield                     2002             $163,068
        Chief Operating Officer                2001              163,497
                                               2000              152,098
        _________________________________________________________________

        Dawn M. Schlegel                       2002             $140,625
        Chief Financial Officer                2001              103,718
                                               2000              100,000
        _________________________________________________________________

        (1) Although certain officers receive certain benefits, such as auto allowances and expense allowances, the value of such perquisites did not in any year exceed the lesser of $50,000 or 10% of the respective officer's salary and bonus.

         EMPLOYMENT AGREEMENTS. In July 2000, Mr. Brooks and the Company entered into a five-year employment agreement. Pursuant to the agreement, Mr. Brooks received an annual salary of $500,000 through July 2001, with annual increases of $50,000 thereafter. On the effective date of the agreement, Mr. Brooks received 3,750,000 warrants exercisable at $1.00 per share and vesting 20% immediately and in 20% annual increments thereafter. These warrants expire in July 2010.

         STOCK WARRANTS. During 2002, each of the five then-current board members were awarded 25,000 warrants exercisable at $7.11 per share for five years for serving as board members. Mrs. Hatfield was awarded 25,000 warrants exercisable at $7.11 per share for being Chief Operating Officer. The Company also issued 275,000 warrants to an independent consulting firm to handle the Company's investor relations; these warrants expire on June 4, 2006 and have an exercise price of $4.95 per share. The value of these warrants of approximately $646,000 is included in selling, general and administrative expenses for the year ended December 31, 2002. This non-cash payment increased the Company's additional paid-in capital. During 2002, 150,000 warrants were issued and cancelled. During the year ended December 31, 2002, no additional stock options, warrants or similar securities, rights or interests were granted to any of the executive officers of the Company listed in the Summary Compensation Table above. Mr. Brooks and Mrs. Brooks exercised warrants during 2002 for 5,593,751 shares. Morton Cohen (a former Director) exercised warrants during 2002 for 121,415 shares. No other options, warrants or similar securities, rights or interests were exercised by any Directors or any such executive officers in 2002.

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of Common Stock and other equity securities of the Company. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the year ended December 31, 2002, all Section 16(a) filing requirements applicable to its officers, directors and greater-than-10% beneficial owners were complied with.

         The following table summarizes option/warrant grants (excluding director grants) and the named officers' stock option activity during 2002.


                        Number of                                                     Potential Gain at assumed
                       Securities       % of Total                                        Annual Rates of Stock
                       underlying     Options/SARs                                       Price Appreciation for
                        options /       granted to     Exercise or                             Option Term (1):
                         SAR's(2)     employees in      Base Price     Expiration     _________________________
       Name               Granted      Fiscal Year       ($/Share)           Date          5%          10%
__________________     __________     ____________     ___________     __________         ___          ___

David H. Brooks          25,000            4%             $7.11         4/09/07           $00          $00
Sandra L. Hatfield       25,000            4%             $7.11         4/09/07           $00          $00
Dawn M. Schlegel         25,000            4%             $7.11         4/09/07           $00          $00


1. These amounts assume hypothetical appreciation rates of 5% and 10% over the term of the option, as required by the SEC, and are not intended to forecast the appreciation of the stock price. No gain to the named officers will occur unless the price of DHB's common shares exceeds the options' exercise price.

2.  The Company has no SAR's.


                        AGGREGATED WARRANT/OPTION VALUES

         The following table sets forth information regarding the number and value of unexercised warrants/options held at December 31, 2002 by the executive officers listed in the Summary Compensation Table above. This table does not include warrants provided to Mr. Brooks in capacities other than as a director or officer of the Company.



                            Number of Securities
                          Underlying Unexercised         Value of Unexercised In-the Money
                          Options / SAR at FY-End             Options / SAR at FY-End
                       _____________________________     _________________________________
       Name            Exercisable     Unexercisable       Exercisable     Unexercisable
__________________     ___________     _____________       ___________     _____________

David H. Brooks         2,325,000        1,500,000         $1,300,500        $990,000
Sandra L. Hatfield        225,000          200,000              -0-             -0-
Dawn M. Schlegel          155,000            -0-                -0-             -0-



                          COMPENSATION COMMITTEE REPORT

         The compensation of the Company's executive officers is generally determined by either the Board of Directors or the Compensation Committee of the Board of Directors, subject to approval by the Board of Directors, and subject to applicable employment agreements. See "Executive Compensation." Each member of the Compensation Committee is a director who is not an employee of the Company or any of its affiliates.

GENERAL POLICIES

         The Company's compensation programs are intended to enable the Company to attract, motivate, reward and retain the management talent required to achieve its corporate objectives, and thereby increase shareholder value. It is the Company's policy to provide incentives to its senior management to achieve both short-term and long-term objectives and to reward exceptional performance and contributions to the development of the Company's businesses. To attain these objectives, the Company's executive compensation program includes a competitive base salary and stock-based compensation.

         Stock warrants are granted to employees, including the Company's executive officers, by the Board or the Compensation Committee. The Compensation Committee believes that stock warrants provide an incentive that focuses the executive's attention on managing the Company from the perspective of an owner with an equity stake in the business. Incentive stock warrants are awarded with an exercise price equal to the market value of Common Stock on the date of grant, and all such warrants have a maximum term of ten years and generally become exercisable not less than six months from the date of grant. Among the Company's executive officers, the number of shares subject to warrants granted to each individual generally depends upon the level of that officer's responsibility. Previous grants of stock warrants are reviewed but are not considered the most important factor in determining the size of any executive's stock option award in a particular year.

RELATIONSHIP OF COMPENSATION TO PERFORMANCE The Compensation Committee annually establishes, subject to the approval of the Board of Directors and any applicable employment agreements, the salaries that will be paid to the Company's executive officers during the coming year. In setting salaries, the Compensation Committee takes into account several factors, including competitive compensation data, the extent to which an individual may participate in the stock plans maintained by the Company, and qualitative factors bearing on an individual's experience, responsibilities, management and leadership abilities, and job performance.

COMPENSATION OF CHIEF EXECUTIVE OFFICER For fiscal 2002, pursuant to the terms of his employment agreement with the Company, David H. Brooks received a base salary of $575,000. See "Executive Compensation - Employment Agreements." In light of this employment agreement, the Compensation Committee was not required to make any decision regarding the cash compensation of Mr. Brooks. Mr. Brooks also received warrants to purchase 25,000 shares of common stock at $7.11 per share (as did each of the other then-current Directors of the Company).

                                                    COMPENSATION COMMITTEE
                                                    Jerome Krantz, Chairman
                                                    Gary Nadelman
                                                    Cary Chasin


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT



         The following table sets forth the beneficial ownership of the Company's common stock as of March 1, 2003, for (i) each person known by the Company to beneficially own more than five percent of the shares of outstanding Common Stock, (ii) each of the executive officers listed in the Summary Compensation Table in "Executive Compensation", and (iii) all of the Company's executive officers and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and the persons named as the owners hold investment and voting power.

                         Number of Shares           Percent Owned(1)
       Name            Beneficially Owned(2)     * - Less than one (1%)
__________________     _____________________     ______________________

David H. Brooks(3)         20,469,351(3)                 47%


Jerome Krantz                 145,350(4)                  *


Sandra L. Hatfield            225,000(5)                  *


Dawn M. Schlegel              205,500(6)                  *


Gary Nadelman                 219,000(7)                  *


Cary Chasin                   112,000(8)                  *


Barry Berkman                 132,200                     *


All officers and           21,508,401(9)                 50%(9)
Directors as a group
(7 people)

(1) Based upon 40,413,746 shares outstanding as of March 1, 2003. In calculating the percentage owned by any individual officer or director, the number of currently exercisable warrants and options held by such individual have been included in the calculation of the percentage owned.

(2) Includes currently exercisable options or warrants, which are those exercisable within 60 days after the date of this Form 10-K.

(3) Consists of 10,037,059 common shares owned, 500,000 shares issuable upon conversion of Series A, 12% Convertible Preferred Stock owned by Mr. Brooks, 3,057,292 shares owned by his wife, 4,500,000 shares owned by his wife as custodian for his minor children, and 2,375,000 shares acquirable under currently exercisable warrants as described below. Mr. Brooks may acquire 2,375,000 shares under currently exercisable warrants at prices between $1.00 and $7.11 per share, 50,000 of the warrants were issued in 2003. As the only person with more than 5% ownership of the Company, Mr. Brooks' address is 555 Westbury Avenue, Carle Place, New York 11514.

(4) Includes 100,000 shares, which may be acquired upon exercise of a currently exercisable warrants at prices between $1.41 and $7.11 per share, 50,000 of the warrants were issued in 2003.

(5) Includes 225,000 shares, which may be acquired under currently exercisable warrants at prices between $2.00 and $7.11 per share.

(6) Includes 205,000 shares, which may be acquired under currently exercisable warrants at prices between $1.41 and $7.11 per share, 50,000 of the warrants were issued in 2003.

(7) Includes 100,000 shares, which may be acquired upon exercise of currently exercisable warrants at prices between $1.41 and $7.11 per share, 50,000 of the warrants were issued in 2003.

(8) Includes 50,000 shares, which may be acquired under currently exercisable warrants at a price of $1.41 per share issued in 2003.

(9) Includes 3,055,000 shares purchasable pursuant to currently exercisable warrants held by directors and officers.

         As of December 31, 2002, the Company maintained a single equity compensation plan (its 1995 Stock Option Plan), which had previously been approved by the Company's security holders, and under which the Company is authorized to issue options for up to 3,500,000 shares of common stock. As of December 31, 2002 and the date of this Form 10-K, there were no options outstanding under such plan, and 3,500,000 common stock options remain available for issuance under the plan.

ITEM 13.  CERTAIN  RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company has funded certain of its acquisitions and operations through the use of term loans from Mr. David H. Brooks, Chairman of the Board of the Company, and Mrs. Terry Brooks, his wife. On January 14, 2002, David H. Brooks, the principal stockholder of the Company, exchanged $3 million of the approximately $10 million of indebtedness due him for 500,000 Shares of the newly authorized Series A, 12% Convertible Preferred Stock (the "Preferred Stock"). The Preferred Stock has a dividend rate of $0.72 per share per annum, an amount equal to the interest that would have been payable on the exchanged indebtedness. Shares of the Preferred Stock are convertible, on a one-to-one basis, at the option of the holder, into shares of common stock. The shares of Preferred Stock are redeemable at the option of the Company on December 15 of each year. During 2002, the Company repaid $5.5 million of principal indebtedness owed to Mr. Brooks, bringing the total indebtedness owed by the Company to Mr. Brooks as of December 31, 2002 to $1.5 million. These shareholder loans mature in November 2004 and bear interest at 12% per annum.

         Point Blank leases a 67,000 square foot office and manufacturing facility (the "Oakland Park Facility") located at 4031 N.E. 12th Terrace, Oakland Park, Florida 33334, from V.A.E. Enterprise LLC ("V.A.E."), a Limited Liability Corporation controlled by Terry Brooks, wife of Mr. David H. Brooks, and beneficially owned by Mr. and Mrs. Brooks' minor children. Total base rental under this lease was $643,000 in 2002, and the lease expires on December 31, 2010. Management performed a comparison of market rates at the time the lease was entered into, and believes that the terms of the lease were at the current market price that would then have been obtained from an unrelated party.

ITEM 14.  CONTROLS AND PROCEDURES

         Within the 90 days prior to the date of the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-14 and 15d-14 of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, subject to the inherent limitations described below, the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission filings. No significant changes were made in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the completion of the evaluation.

         Disclosure controls and procedures are those controls and other procedures that are designed with the objective of ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

         The Company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company's disclosure controls will prevent all errors and uncover all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system necessarily reflects the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion or two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8K



     A.  (1)  FINANCIAL STATEMENTS
         (2)  FINANCIAL STATEMENT SCHEDULES
         (3) EXHIBITS. THE EXHIBITS FILED HEREWITH ARE SET FORTH ON THE INDEX TO EXHIBITS FILED AS PART OF THIS REPORT.

     B. FORM 8-K: NO REPORTS ON FORM 8-K WERE FILED DURING THE QUARTER ENDED DECEMBER 31, 2002.

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS






                                    CONTENTS

                                                                            PAGE

Report of Independent Certified Public Accountants:
   Grant Thornton LLP                                                        F-2

Report of Independent Certified Public Accountants:
   Paritz & Company P.A.                                                     F-3

Consolidated Balance Sheets                                                  F-4

Consolidated Statements of Operations                                        F-5

Consolidated Statement of Stockholders' Equity
   (Deficit) and Comprehensive Income                                        F-6

Consolidated Statements of Cash Flows                                        F-7

Notes to the Consolidated Financial Statements                       F-8 - F- 24

Schedule II - Valuation and Qualifying Accounts                             F-25

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors and
Stockholders of DHB Industries, Inc.

We have audited the accompanying consolidated balance sheet of DHB Industries, Inc. and Subsidiaries (the "Company") as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DHB Industries, Inc. and Subsidiaries as of December 31, 2002 and the consolidated results of its operations and consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited the financial statement schedule listed in the Index at
Item 15(a)(2) for the year ended December 31, 2002. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


/s/GRANT THORNTON LLP


Melville, New York
February 14, 2003 (except for Note 6, as to which the date is February 25, 2003 and Note 13, as to which the date is March 17, 2003)

INDEPENDENT AUDITORS' REPORT





The Board of Directors of
DHB Industries, Inc.

We have audited the accompanying consolidated balance sheet of DHB Industries, Inc. and Subsidiaries as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity (deficit) and other comprehensive income and cash flows for each of the two years in the period ended December 31, 2001. Our audits also included the financial statement schedule. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DHB Industries, Inc. and Subsidiaries as of December 31, 2001 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




Paritz and Company P.A.
Hackensack, New Jersey
March 5, 2002




         DHB INDUSTRIES, INC. AND SUBSIDIARIES
              CONSOLIDATED BALANCE SHEETS
    (In thousands, except share and per share data)
                                                                       DECEMBER 31,
                                                                    ___________________
                                                                     2002        2001
                                                                    _______     _______

ASSETS
Current assets
Cash and cash equivalents                                           $   393     $   145
Accounts receivable, less allowance for doubtful
accounts of $1,070 and $792, respectively                            22,904      11,253
Inventories                                                          33,360      24,582
Deferred income tax assets                                            3,319          --
Prepaid expenses and other current assets                               971       1,077
                                                                    _______     _______
Total current assets                                                 60,947      37,057
                                                                    _______     _______

Property and equipment, net                                           1,620       2,017
                                                                    _______     _______

Other assets
Other investment                                                        942         942
Deferred income tax assets                                            1,402         259
Deposits and other assets                                               460         621
                                                                    _______     _______
Total other assets                                                    2,804       1,822
                                                                    _______     _______
Total assets                                                        $65,371     $40,896
                                                                    =======     =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable                                                    $ 5,368     $13,298
Accrued expenses and other current liabilities                        2,454       2,515
Current maturities of long term debt                                     --         772
                                                                    _______     _______
Total current liabilities                                             7,822      16,585
                                                                    _______     _______

LONG TERM LIABILITIES
Notes payable-bank                                                   24,354       8,442
Long term debt, net of current maturities                                --         863
Note payable - stockholder                                            1,500      10,000
Other liabilities                                                       350          --
                                                                    _______     _______

Total liabilities                                                    34,026      35,890
                                                                    _______     _______

COMMITMENTS AND CONTINGENCIES

Stockholders' equity
Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized, 500,000 shares of Series A, 12%
convertible preferred stock issued and outstanding                        1          --
Common stock, $0.001 par value, 100,000,000 shares
authorized, 40,413,746 and 31,481,914 shares issued and
outstanding, respectively                                                40          31
Additional paid in capital                                           34,792      24,109
Other comprehensive income (loss)                                      (41)        (52)
Accumulated deficit                                                 (3,447)     (19,082)
                                                                    _______     _______
Total stockholders' equity                                           31,345       5,006
                                                                    _______     _______
Total liabilities and stockholders' equity                          $65,371     $40,896
                                                                    =======     =======

The accompanying notes are an integral part of these consolidated financial statements.




                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,
                 (In thousands, except share and per share data)

                                                            2002         2001       2000
                                                          ________     _______     _______

Net sales                                                 $130,347     $98,015     $70,018

Cost of goods sold                                          92,621      71,639      49,359
                                                          ________     _______     _______

Gross profit                                                37,726      26,376      20,659

Selling, general and administrative expenses                23,903      13,597      12,460
                                                          ________     _______     _______

Income before other income (expense)                        13,823      12,779       8,199
                                                          ________     _______     _______

Other income (expense)
Interest expense                                            (1,645)     (2,513)     (2,743)
Realized loss on marketable securities                          --         (71)        (26)
Other income                                                   130         113         367
                                                          ________     _______     _______
Total other expense                                        (1,515)     (2,471)     (2,402)
                                                          ________     _______     _______

Income from continuing operations before income taxes       12,308      10,308       5,797

Income taxes (benefit)
Current taxes                                                   77         175         130
Deferred tax benefit                                       (3,749)          --          --
                                                          ________     _______     _______
Total tax (benefit) expense                                (3,672)         175         130
                                                          ________     _______     _______

Income from continuing operations                           15,980      10,133       5,667

Discontinued operations

Loss from discontinued operations                               --          --        (517)

Gain on disposal of discontinued operations                     --          --         857
                                                          ________     _______     _______
Total discontinued operations                                   --          --         340
                                                          ________     _______     _______

Net income                                                  15,980      10,133       6,007

Dividend - preferred stock                                   (345)          --          --
                                                           ________    _______     _______

Income available to common stockholders                    $15,635     $10,133      $6,007
                                                           =======     =======      ======

Basic earnings per common share
Continuing operations                                        $0.42       $0.32      $ 0.18
Discontinued operations                                       0.00        0.00        0.01
                                                          ________     _______     _______
Net earnings per common share                                $0.42       $0.32       $0.19
                                                          ========     =======     =======

Diluted earnings per common share
Continuing operations                                        $0.37       $0.28      $ 0.17
Discontinued operations                                       0.00        0.00        0.01
                                                          ________     _______     _______
Net earnings per common share                                $0.37       $0.28       $0.18
                                                          ========     =======     =======

The accompanying notes are an integral part of these consolidated financial statements.




                                       DHB INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME
                               FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                  (In thousands, except share and per share data)

                                                                                               Accumulated
                                 Series A                            Additional  Common Stock     Other       Retained
                                Preferred   Par                Par    Paid-in    Subscription  Comprehensive  Earnings
                                  Shares   Value    Common    Value   Capital     Receivable      Income      (Deficit)    Total
                                _________  _____    ______    _____  __________  ____________  _____________  _________   ________

Balance January 1, 2000                           32,332,181   $32    $25,692       $(700)        $  13        $(35,222)  $(10,185)

Net income                                                                                                        6,007      6,007
Effect of foreign currency
   translation                                                                                      (36)                       (36)
Effect of valuation allowance
   on marketable securities                                                                        (283)                      (283)
                                                                                                                          ________
Total comprehensive income                                                                                                   5,688
Sale of common stock                                                       (9)        700                                      691
Stock issued for services                             22,607               36                                                   36
Stock issued in settlement of
   a lawsuit                                          16,727               23                                                   23
Purchase of treasury stock             -      -     (697,538)   --     (1,207)          -             -               -     (1,207)
                                ________    ___   __________   ___    _______       _____         _____        ________   ________
Balance December 31, 2000             --    $--   31,673,977   $32    $24,535       $  --         $(306)       $(29,215)    (4,954)

Net income                                                                                                       10,133     10,133
Effect of foreign currency
   translation                                                                                      (29)                       (29)
Effect of valuation allowance
   marketable securities                                                                            283                        283
                                                                                                                          ________
Total comprehensive income                                                                                                  10,387
Sale of common stock                                 225,000              506                                                  506
Stock issued for services                            111,000              355                                                  355
Exercise of stock warrants                           150,000              450                                                  450
Purchase of treasury stock             -      -     (678,063)   (1)    (1,737)          -             -               -     (1,738)
                                ________    ___   __________   ___    _______       _____         _____        ________   ________
Balance December 31, 2001             --     --   31,481,914   $31    $24,109       $  --         $ (52)       $(19,082)    $5,006

Net income                                                                                                       15,635     15,635
Effect of foreign currency
   translation                                                                                       11                         11
                                                                                                                          ________
Total comprehensive income                                                                                                  15,646
Issuance of Series A Preferred
   Stock                         500,000      1                         2,999                                                3,000
Issuance of stock warrants to
   outside consultant                                                     646                                                  646
Exercise of stock warrants
   (net of taxes)                      -      -    8,931,832     9      7,038           -             -               -      7,047
                                ________    ___   __________   ___    _______       _____         _____        ________   ________
Balance December 31, 2002        500,000     $1   40,413,746   $40    $34,792       $  --         $( 41)       $(3,447)   $ 31,345
                                ========    ===   ==========   ===    =======       =====         =====        ========   ========


The accompanying notes are an integral part of these consolidated financial statements.




                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,
                 (In thousands, except share and per share data)


                                                                        2002           2001               2000
                                                                      _______        ________            ______

CASH FLOWS FROM OPERATING ACTIVITIES
Income available to common stockholders                               $15,635        $ 10,133            $6,007
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Depreciation and amortization                                             463             478               324
Amortization of deferred financing costs                                  125              30                --
Provision for doubtful accounts                                           278             283              (283)
Stock issued for services                                                  --             355                36
Issuance of stock warrants to outside consultant                          646
Stock issued in settlement of a lawsuit                                    --              --                23
Unrealized gain on transfers from other investments                        --              --                58
Other liabilities                                                         350
Deferred income tax assets                                             (4,462)            170                15
Changes in operating assets and liabilities
Accounts receivable                                                   (11,929)         (3,131)           (2,913)
Marketable securities                                                      --             369              (369)
Inventories                                                            (8,778)        (10,285)           (5,251)
Prepaid expenses and other current assets                                 106            (310)             (495)
Deposits and other assets                                                  67             327                41
Accounts payable                                                       (7,930)          2,040             1,762
Accrued expenses and other current liabilities                            (61)         (3,033)            2,991
                                                                      _______        ________            ______
Net cash (used in) provided by operating activities                   (15,490)         (2,574)            1,946
                                                                      _______        ________            ______

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of assets of subsidiary, net of cash acquired                         --              --             3,934
Proceeds from sale of property and equipment                              302              --               422
Purchases of property and equipment                                      (367)           (554)             (429)
                                                                      _______        ________            ______
Net cash (used in) provided by investing activities                       (65)           (554)            3,927
                                                                      _______        ________            ______

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds (repayments) of notes payable- bank                       15,912           8,442            (5,000)
Payments of note payable- stockholder                                  (5,500)         (6,046)               --
Proceeds from the issuance of long term debt                               --           1,800                --
Issuance costs of long-term debt                                          (32)           (355)               --
Principal payments on long-term debt                                     (863)           (324)             (227)
Proceeds from the issuance of common stock                              6,275             450                --
Purchase of treasury stock                                                 --          (1,738)           (1,207)
Net proceeds from sale of common stock                                     --             506               691
                                                                      _______        ________            ______

Net cash provided by (used in) financing activities                    15,792           2,735            (5,743)
                                                                      _______        ________            ______

Effect of foreign currency translation                                     11             (29)              (36)
                                                                      _______        ________            ______

Net increase (decrease) in cash and cash equivalents                      248            (422)               94

Cash and cash equivalents at beginning of year                            145             567               473
                                                                      _______        ________            ______

Cash and cash equivalents at end of year                                 $393            $145              $567
                                                                      =======        ========            ======


The accompanying notes are an integral part of these consolidated financial statements.


                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


Note 1       BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of consolidation

                  The consolidated financial statements include the accounts of DHB Industries, Inc. and its subsidiaries ("DHB" or the "Company"), all of which are wholly owned. DHB has two major divisions, DHB Armor Group and DHB Sports Group. All intercompany balances and transaction have been eliminated in consolidation.

         Business description

                  DHB Armor Group develops, manufactures, and distributes bullet and projectile resistant garments, bullet resistant and fragmentation vests, bomb projectile blankets, aircraft armor, bullet resistant plates and shields and related ballistic accessories for United States armed forces, federal agencies and state and local law enforcement communities. DHB Sports Group produces and markets a comprehensive line of athletic supports and braces which are merchandised through national superstore chains. DHB maintains manufacturing facilities in Deerfield Beach, FL, Oakland Park, FL, and Jacksboro, TN.


         Use of estimates in the preparation of financial statements

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during each reporting period. Actual results could differ from those estimates.

         Revenue recognition

                  DHB recognizes revenue when it is realized or realizable and has been earned. Product revenue is recognized when persuasive evidence of an arrangement exists, the product has been delivered and legal title and all risks of ownership have been transferred, written contract and sales terms are complete, customer acceptance has occurred and payment is reasonably assured. Returns are minimal and do not materially affect the consolidated financial statements.

         Inventories

                  Inventories are stated at the lower of cost (determined on the first-in, first-out basis) or market.

         Property and equipment

                  Property and equipment are recorded at cost less accumulated depreciation. Major additions, improvements, and renewals, which substantially increase the useful lives of assets, are capitalized. Maintenance, repairs, and minor renewals are expensed as incurred. Depreciation is calculated primarily on the straight-line basis over the estimated lives of the assets. Leasehold improvements are amortized over the shorter of the estimated life or the lease term of the related asset.

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


Note 1   BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

         Cash and cash equivalents

                  All short-term, highly liquid investments with original maturities of ninety days or less are considered cash equivalents.

         Marketable Securities

                  Investments in marketable securities were accounted for in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". DHB classified all its marketable securities as held for investment and, accordingly, unrealized gains and losses were reflected as a component of other comprehensive income (loss) in the statement of stockholders' equity (deficit) and comprehensive income. During the year ended December 31, 2001, the Company liquidated its investments in marketable securities.

         Other investment

                  DHB has a cost-based investment in a non-publicly traded company. The investment is included in "Other investment" in the accompanying balance sheet and is carried at cost. A decline in the value of this cost-based investment below cost that is deemed other than temporary is charged to earnings, resulting in a new cost basis for the investment.

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

                  DHB uses the asset and liability approach to account for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

         Research and development expenses

                  Research and development expenses are included in selling, general and administrative expenses as incurred and for the years ended December 31, 2002, 2001 and 2000 was $4,221, $2,327 and $1,317,
         respectively.

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


Note 1 BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Continued

         Advertising expenses

                  The cost of advertising is expensed as incurred. The Company incurred approximately $950, $742 and $728 of advertising costs during the years ended December 31, 2002, 2001 and 2000, respectively.

         Earnings per share

                  Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding compounding the effects of all potentially dilutive common stock equivalents, principally warrants, using the treasury stock method except in cases where the effect would be anti-dilutive.

         Comprehensive income and foreign currency translation

                  Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes foreign currency translation adjustments, which are a component of accumulated other comprehensive income (loss) in stockholders' equity.

         Stock based compensation

                  The Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations ("APB No. 25") and has adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123" (SFAS No. 148'). Under APB No. 25, when the exercise price of the Company's employee stock warrants equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Accordingly, no compensation expense has been recognized in the consolidated financial statement in connection with employee stock warrant grants.

         Impairment of long-lived assets

                  DHB reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on DHB's ability to recover the carrying value of the asset or asset group from the expected pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets.


         Reclassification

                  Certain prior year balances have been reclassified to conform with current year presentation.

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


Note 1 BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Continued

         New Accounting Standards

                  In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. DHB is required to implement SFAS No. 143 on January 1, 2003. DHB does not expect this standard to have a material impact on its consolidated financial position or results of operations.

                  In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Costs Incurred in a Restructuring)." This standard requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entity's commitment to an exit plan. DHB is required to implement SFAS No. 146 on January 1, 2003. DHB does not expect this standard to have a material impact on its consolidated financial position or results of operations.

                  In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others," which expands previously issued accounting guidance and disclosure requirements for certain guarantees. The interpretation requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. DHB does not expect this interpretation to have a material impact on its consolidated financial position or results of operations.

                  In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure- an amendment of FASB Statement No. 123," which provides optional transition guidance for those companies electing to voluntarily adopt the accounting provisions of SFAS No. 123. In addition, SFAS No. 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not plan to change its method of accounting for stock-based employee compensation. The Company will make the required interim disclosures effective with the quarter ending March 31, 2003.

                  In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," which requires all variable interest entities ("VIEs") to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interest in the VIE. In addition, the interpretation expands disclosure requirements for both variable interest entities that are consolidated as well as VIEs from which the entity is the holder of a significant amount of the beneficial interests, but not the majority. The disclosure requirements of this interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements of this interpretation are effective for all periods beginning after June 15, 2003. DHB does not expect this interpretation to have a material impact on its consolidated financial position or results of operations.

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


Note 2    SUPPLEMENTAL CASH FLOW INFORMATION


                                           Year Ended December 31,
                                     _____________________________________
                  Cash paid for:      2002            2001            2000
                                     _____          ______            ____

                  Interest           1,618          $2,364            $125
                  Taxes                 73              13              29

                  For the year ended December 31, 2002, approximately $646 is included in selling, general and administrative expenses for a non-cash payment, which represents the value of the warrants issued to an independent consulting firm to handle the Company's investor relations (See Note 8). The Company also recorded a $350 non-cash charge during the year ended December 31, 2002 related to straight-lining rent (See
         Note 15). In addition, on January 14, 2002, the Company reduced its note payable- shareholder by $3,000 through the issuance of preferred stock. (See Note 5 and Note 8.)



 Note 3  INVENTORIES

                  The components of inventory as of December 31, 2002 and 2001 are as follows:

                                                  2002             2001
                                                 _______          _______

                  Raw materials and supplies     $14,833          $12,624

                  Work in process                  9,116            6,917

                  Finished goods                   9,411            5,041
                                                 _______          _______

                                                 $33,360          $24,582
                                                 =======          =======


Note 4    PROPERTY AND EQUIPMENT

                  Property and equipment as of December 31, 2002 and 2001 are summarized as follows:

                                                                     Estimated
                                               2002        2001      useful life
                                              ______      ______     ___________

       Machinery and equipment                $1,937      $1,991     5-30 years

       Furniture, fixtures and  computer       1,146       1,074     5-7 years
       equipment
       Transportation equipment                  374         601     3-5 years

       Leasehold improvements                    720         716     5-40 years
                                              ______      ______
                                               4,177       4,382
       Less accumulated depreciation and     (2,557)     (2,365)
                                              ______      ______
       amortization
                                              $1,620      $2,017
                                              ======      ======

                  Depreciation and amortization expense for the years ended December 31, 2002, 2001 and 2000 was approximately $463, $478 and $324, respectively.

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


Note 5   NOTE PAYABLE - STOCKHOLDER

                  This note is payable to the majority stockholder of DHB and bears interest at 12% per annum and is payable, as extended, in November 2004. The balance at December 31, 2001 was $10,000. On January 14, 2002, the noteholder exchanged $3,000 of this indebtedness due him for 500,000 shares of the Company's Series A, 12% Convertible Preferred Stock. During the year ended December 31, 2002 cash repayments of $5,500 were also made, bringing the balance at December 31, 2002 to $1,500. This note is subordinate to the Loan and Security Agreement (See Note 6) however, the Credit Agreement allows for annual repayments of this note payable based upon an excess cash flow calculation, as defined.


Note 6    NOTE PAYABLE - BANK

                                                         December 31,
                                                   _______________________
                                                     2002            2001
                                                   _______          ______

        Credit agreement                           $24,354          $8,442
                                                   =======          ======


                  On September 24, 2001, the Company entered into a Loan and Security Agreement (the "Credit Agreement"), as amended on June 28, 2002 and February 25, 2003, which expires on September 24, 2004. Pursuant to the Credit Agreement, the Company may borrow up to the lesser of (i) $35,000 during the period commencing on February 18, 2003 and ending on August 31, 2003, $30,000 during the period commencing on September 1, 2003 and ending on November 30, 2003, and $25,000 at all times on and after December 1, 2003, or (ii) 85% of eligible accounts receivable plus the lesser of $14,000 or certain percentages of eligible inventory, as defined. Borrowings under the Credit Agreement bear interest, at the Company's option, at the bank's prime rate or LIBOR plus 2 1/2% per annum (3.928% at December 31, 2002). The borrowings under the Credit Agreement are collateralized by a first security interest in substantially all of the assets of the Company. In addition, the Credit Agreement includes both negative and affirmative covenants customary for a credit facility of this nature. The Credit Agreement, among other things, requires the Company to maintain a minimum (i) tangible net worth, as defined, (ii) fixed charge coverage ratio, and (iii) earnings before interest, taxes, depreciation and amortization. The Credit Agreement further limits the amount of capital expenditures that the Company may incur in any fiscal year.


                  Deferred financing costs associated with the Credit Agreement were capitalized and are being amortized over the term of the Credit Agreement. Amortization expense was $125 and $30 during the years ended December 31, 2002 and 2001, respectively.

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


Note 7    LONG-TERM DEBT
                                                                 December 31,
                                                            ____________________
                                                            2002           2001
                                                            ____          ______

        Term loan, interest rate at the bank's prime         $--          $1,613
        rate plus1/2% or LIBOR plus 3%, payable in 24 monthly installments of approximately $63 plus interest and 11 installments of approximately
        $8 plus interest. Pursuant to the June 28, 2002 amendment of the Credit Agreement, this term loan was required to be paid in full.

        Other                                                 --              22
                                                             ___          ______
                                                              --           1,635
        Less current portion                                  --             772
                                                             ___          ______

        Total long term debt                                 $ 0           $ 863
                                                             ===           =====


Note 8    STOCKHOLDERS' EQUITY

         Convertible Preferred Stock

                  DHB is authorized to issue 5,000,000 shares of Preferred Stock ("Preferred Stock"). On January 14, 2002, the majority stockholder of the Company exchanged $3,000 of the approximately $10,000 of indebtedness due him for 500,000 shares of Series A, 12% Convertible Preferred Stock. The Series A, 12% Convertible Preferred Stock has a dividend rate of $0.72 per share per annum, an amount equal to the interest that would have been payable on the exchanged indebtedness. Shares of the Series A, 12% Convertible Preferred Stock are convertible, on a one-to-one basis, at the option of the holder, into shares of common stock. The shares of Series A, 12% Convertible Preferred Stock are redeemable at the option of the Company on December 15 of each year.

         Common Stock

                  DHB has 100,000,000 shares authorized of its $0.001 par value common stock.

         Treasury Stock

                  On December 1, 2000, the Company's Board of Directors announced the directive for the Company to purchase up to 2,000,000 shares of its common stock in the open market, from time to time, at its discretion. As of December 31, 2002, the Company still has authorization to purchase 1,264,395 shares of its common stock. The Credit Agreement, as described in Note 6, limits the dollar amount available to purchase treasury shares based upon an excess cash flow calculation, as defined. All treasury shares repurchased by the Company are immediately retired.

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


Note 8   STOCKHOLDERS' EQUITY - Continued

         Earnings per common share

                  Earnings per common share calculations are based on the weighted average number of common shares outstanding during each period: 37,275,920, 31,455,406, and 32,219,376 shares for the years ended December 31, 2002, 2001, and 2000, respectively. Calculations for diluted earnings per share are based on the weighted average number of outstanding common shares and common share equivalents during the periods: 42,304,254, 36,775,910, and 34,086,963 shares for the years ended December 31, 2002, 2001, and 2000, respectively.

                                           Income        Shares        Per Share
                                        (numerator)   (denominator)     Amount
                                        ___________   _____________    _________
        Basic EPS
          Income available for common
            stockholders-2002            $15,635       37,275,920        $ 0.42
                                         _______       __________        ______
        Diluted EPS                      $15,635       42,304,254        $ 0.37
                                         =======       ==========        ======

        Basic EPS
          Income from continuing         $10,133       31,455,406        $ 0.32
            operations-2001
                                         _______       __________        ______
        Diluted EPS                      $10,133       36,775,910        $ 0.28
                                         =======       ==========        ======

        Basic EPS
          Income from continuing         $ 5,667       32,219,376        $ 0.18
          operations-2000

          Income from discontinued           340       32,219,376        $ 0.01
            operations-2000              _______       __________        ______
                                          $6,007       32,219,376        $ 0.19
                                         =======       ==========        ======
        Diluted EPS
          Income from continuing         $ 5,667       34,086,963        $ 0.17
            operations-2000

        Income from discontinued             340       34,086,963        $ 0.01
          operations-2000                _______       __________        ______
                                          $6,007       34,086,963        $ 0.18
                                         =======       ==========        ======
         Stock option plan

                  The Company adopted a 1995 Stock Option Plan ("Plan") pursuant to which the Board of Directors is authorized to award options to purchase up to 3,500,000 shares of common stock to selected officers, employees, agents, consultants and other persons who render services to the Company. There are no outstanding options issued under the plan.

         Stock warrants

                  During the year ended December 31, 2002, the five members of the Board of Directors were each awarded 25,000 warrants exercisable at $7.11 per share for five years. The chairman of the audit committee and the chairman of the compensation committee were each awarded 25,000 warrants exercisable at $7.11 per share for five years. Also during the year ended December 31, 2002, the Board of Directors awarded key employees 25,000 warrants exercisable at $7.11 per share, which expire in April 2007. The Company also issued and canceled 150,000 warrants to an employee.

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


Note 8   STOCKHOLDERS' EQUITY - Continued

                  On June 4, 2002, the Company issued 275,000 warrants to its investor relations firm with an exercise price of $4.95 per share. This warrant expires June 4, 2006. The fair value of this warrant was determined to be approximately $646,000 which is included in selling, general and administrative expenses for the year ended December 31, 2002. The Black-Scholes warrant pricing model used for this warrant had the following assumptions: Risk-free interest rate of 4.67%, expected volatility of common stock of 59.83% and a 4 year option term.

                  During the year ended December 31, 2002 the CEO/Chairman and his wife exercised warrants totaling 5,593,751 shares.

                  During 2001, the four members of the Board of Directors were each awarded 25,000 warrants exercisable at $2.00 per share for five years. Also during 2001, the Board of Directors awarded key employees 400,000 warrants exercisable at $2.00 per share, which expire in January 2006.

                  A summary of the status of the Company's stock warrants is presented in the table below:



                                                        For the Year Ended December 31,
                                   _____________________________________________________________________
                                            2002                    2001                    2000
                                   _____________________________________________________________________
                                                Weighted                Weighted                Weighted
                                                Average                 Average                 Average
                                                exercise                exercise                exercise
                                     Shares       price      Shares     price        Shares     price
                                   __________   ________   __________   ________   __________   ________

         Warrants outstanding -
         beginning of year         13,620,689    $1.72     13,007,666    $1.74      8,761,666     $2.07

         Granted                      625,000    $5.15        763,023    $2.13      4,246,000     $1.11

         Exercised                 (8,931,832)   $0.58       (150,000)   $3.00

         Canceled                    (150,000)   $2.92             --                      --
                                   __________   ________   __________   ________   __________   ________
         Warrants outstanding -
         end of year                5,163,857    $1.64     13,620,689    $1.72     13,007,666     $1.74




                  The per share weighted average fair value of stock warrants granted during the year ended December 31, 2002 was $5.1625. The fair value of these warrants was determined at the date of grant using the Black-Scholes warrant pricing model with the following assumptions:

                  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock warrants have characteristics significantly different from those of traded warrants and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock warrants.

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


Note 8   STOCKHOLDERS' EQUITY - Continued

                  The weighted-average warrant fair values and assumptions used to estimate these values are as follows:

                                                       Grants Issued During
                                                       2002             2001
                                                       ____             ____

             Risk-free interest rate                   4.67%            4.92%
             Expected volatility of common stock     94.5467%          100.67%
             Dividend yield                            0.00%            0.00%
             Expected option term                     5 years        5.14 years

                  The following table illustrates the effect on net income and earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation.


                                                         Year Ended December 31,
                                                         _______________________
                                                           2002        2001
                                                          _______     _______
              Income available to common stockholders
                As reported                               $15,635     $10,133
              Deduct: total stock-based employee
                  compensation Expense determined
                  under fair value based method for
                  all awards, net of  related tax
                  effect                                    1,829       2,225
                                                          _______     _______
              Pro forma                                    13,806       7,908

              Basic earnings per common share
              As reported                                   $0.42       $0.32
              Pro forma                                     $0.37       $0.25

              Diluted earnings per common share
              As reported                                   $0.37       $0.28
              Pro forma                                     $0.33       $0.21

                  Pro forma compensation expense may not be indicative of pro forma expense in future years. For purposes of estimating the fair value of each warrant on the date of grant, the Company utilized the Black-Scholes option pricing model.

                  The following table summarizes information regarding stock warrants outstanding at December 31, 2002:



                                              Weighted
                                               Average       Weighted
                              Number of       Remaining      Average       Number of         Weighted
          Exercise Price       Warrants      Contractual     Exercise        Shares           Average
              Range          Outstanding        Life         Price        Exercisable     Exercise Price
          ______________     ___________     ___________     ________     ___________     ______________


            0 to $1.00        3,750,000         7.51          $1.00        2,250,000             $1.00
          $1.01 to $1.50        133,000         0.49          $1.46          133,000             $1.46
          $1.51 to $2.00        663,000         3.72          $2.00          453,000             $2.00
          $2.01 to $2.50         45,000         3.04          $2.50           30,000             $2.50
          $2.51 to $3.00         12,857         0.96          $2.88           12,857             $2.88
         $3.01 and above        560,000         3.30          $5.48          560,000             $5.48


                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


Note 9    DISCONTINUED OPERATIONS

                  In October 1999, the Company announced its strategic decision to discontinue the operations of its Lanxide Armor Products ("LAP") and the Electronics Group (LEC and DHB KK). LAP operations where shut down in October 1999 and the Electronics Group was sold on March 10, 2000 for a sales price of $4,234, less the outstanding long-term debt. The results of the closure of LAP and the Electronics Group have been reported separately as discontinued operations.

                  The condensed statements of operations relating to the discontinued operations for the year ended December 31, 2000 are presented below:


             Net sales                            $401
             Cost and expenses                    (918)
                                                  ____
             Loss before income taxes             (517)
             Gain on disposal                      857
                                                  ____
             Net income                           $340
                                                  ====


Note 10  RELATED PARTY TRANSACTIONS


                  A summary of related party transactions for the years ended December 31, 2002, 2001 and 2000 is as follows:

                                                         2002     2001     2000
                                                         ____     ____     ____

         Interest, dividends, rental, professional
         and other expenses paid or accrued to DHB's
         majority stockholder                          $2,116   $2,962   $3,529

                  The Company leases an office and manufacturing facility from a limited liability corporation indirectly owned by the majority stockholder of DHB pursuant to a lease expiring December 31, 2010 with annual rental approximately $643 and $607 during the years ended December 31, 2002 and 2001, respectively, with 6% annual increases thereafter. The Company, recorded $350 non-cash charge during the year ended December 31, 2002 related to straight-lining rent.

                  The Company has indebtedness to the principal shareholder as described in Note 5.

Note 11  CONCENTRATION OF CREDIT RISK

                  The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company's accounts at these institutions may, at times, exceed the federally insured limits. The Company has not experienced any losses in such accounts.

                  Approximately 76%, 75% and 64% for the years ended December 31, 2002, 2001 and 2000, respectively, of DHB's sales were made to the United States Government or its agencies.

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


Note 11  CONCENTRATION OF CREDIT RISK - Continued

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

                  Substantially all of the raw materials used in the manufacturing of ballistic-resistant garments are made from fabrics which are patented by major corporations and which are purchased from three independent weaving or manufacturing companies. Should any of the manufacturers cease to produce these products for any reason, DHB would be required to use other fabrics. In such an event, an alternative fabric would have to be selected and ballistic tests would need to be performed. Until this was done, DHB's sale of ballistic resistant products would be severely curtailed and DHB's financial condition would be materially adversely affected.

Note 12    SEGMENT INFORMATION

                  As described in Note 1, the Company operates in two principal segments: ballistic-resistant equipment and protective athletic/sports products. The Company disposed of the Electronics Group in March 2000, and closed its hard armor company, LAP, in October 1999. These two divestitures were accounted for as discontinued operations. Financial information on the Company's business segments was as follows:

                                              2002        2001        2000
                                           ________     _______     _______

Net Sales
Ballistic-resistant equipment              $124,860     $93,506     $64,721
Electronic components/LAP                        --          --         401
Protective athletic & sports products         5,492       4,520       5,297
                                           ________     _______     _______
                                            130,352      98,026      70,419
Less inter-segment sales                        (5)        (11)          --
Less discontinued operations (3)                 --          --       (401)
                                           ________     _______     _______
Consolidated net sales                     $130,347     $98,015     $70,018
                                           ========     =======     =======

Income from Operations
Ballistic-resistant equipment               $17,534     $15,029     $10,591
Electronic components                            --          --       (517)
Protective athletic & sports products           563          94       (166)
Corporate and other (1)                     (4,274)     (2,344)     (2,226)
                                           ________     _______     _______
Sub-total                                    13,823      12,779       7,682
Income from discontinued operations(3)           --          --         517
                                           ________     _______     _______
Consolidated operating income               $13,823     $12,779      $8,199
                                           ========     =======      ======

Depreciation Expense
Ballistic-resistant equipment              $   289      $   223      $  147
Protective athletic & sports products           86          157         108
                                           _______      _______      ______
                                               375          380         255
Corporate and other                             88           98          69
                                           _______      _______      ______
Consolidated depreciation expense          $   463      $   478      $  324
                                           =======      =======      ======

Interest Expense
Ballistic-resistant equipment              $   935      $   463      $   33
Protective athletic & sports products           --           77          40
                                           _______      _______      ______
                                               935          540          73
Corporate and other                            710        1,973       2,670
                                           _______      _______      ______
Consolidated interest expense              $ 1,645      $ 2,513      $2,743
                                           =======      =======      ======

Income Taxes (Benefit)
Ballistic-resistant equipment              $    22      $   143      $    1
Protective athletic & sports products            2           --           2
                                           _______      _______      ______
                                                24          143           3
Corporate and other                         (3,696)          32         127
                                           _______      _______      ______
Consolidated tax (benefit) expense         $(3,672)     $   175      $  130
                                           =======      =======      ======

Identifiable Assets
Ballistic-resistant equipment               $56,471     $36,426     $22,383
Protective athletic & sports products         2,907       2,768       3,517
                                           ________     _______     _______
                                             59,378      39,194      25,900
Corporate and other (2)                       5,993       1,702       2,156
                                           ________     _______     _______
Consolidated assets                         $65,371     $40,896     $28,056
                                           ========     =======     =======

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


Note 12    SEGMENT INFORMATION- Continued

         Foreign sales accounted for 2%, 2% and 2% of the total revenues for the years ended December 31, 2002, 2001 and 2000, respectively. Foreign identifiable assets accounted for 1%, 1% and 1% of the total assets at December 31, 2002, 2001 and 2000, respectively.

         (1) Corporate and other includes corporate general and administrative expenses.
         (2) Corporate assets are principally deferred income tax assets, other investment and property and equipment.
         (3) Discontinued operations included the Electronics Group sold on March 10, 2000, as well as the loss from the shutdown of the LAP plant in 1999.

Note 13   COMMITMENTS AND CONTINGENCIES

Leases
                  The Company has non-cancelable operating leases, which expire through 2010. These leases generally require the Company to pay certain costs, such as real estate taxes. As further described in Note 10, the Company leases an office and manufacturing facility from a limited liability corporation indirectly owned by a related party.

                  In January 2003, the Company entered into a lease for an additional facility for the purpose of expanding its operations. This lease expires on April 30, 2008.

                  Future minimum lease commitments (excluding renewal options) under non-cancelable leases are approximately:

                     For the Years Ending December 31,
                   _____________________________________

                   2003                           $1,295
                   2004                            1,452
                   2005                            1,289
                   2006                            1,219
                   2007                            1,237
                   Thereafter                      3,035
                                                  ______
                                                  $9,527

                  Rent and real estate tax expense on operating leases for the years ended December 31, 2002, 2001 and 2000 aggregated approximately $1,785, $1,106 and $1,417, respectively.

Employment agreements

                  The Company is party to an employment agreement dated July 1, 2000 with its majority stockholder, which expires in July 2005 and provides for an initial base salary of $500 per annum. The base rate is increased $50 each year on the anniversary. In addition, on the effective date of the employment agreement, the employee received 3,750,000 warrants, exercisable at $1.00 per share and vesting 20% immediately and in 20% annual increments thereafter. The warrants expire in July 2010.

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


Note 13  COMMITMENTS AND CONTINGENCIES - continued

Litigation

                  The Company has filed a lawsuit against its insurance carrier and an insurance agent for negligence and breach of fiduciary duties as a result of the damages incurred during Hurricane Irene in October 1999. On March 17, 2003 the Company entered into a settlement agreement with its insurance agent for a $1,000 payment to the Company. The lawsuit against the insurance carrier has been scheduled for trial in the fall of 2003.

                  In June 2001, the Company was served with a lawsuit regarding patent infringement. In September 2002, the parties filed a joint resolution and settlement ending this patent infringement case. This settlement will not have a material adverse effect on the Company's business, results of operations or financial condition.

                  In October 2002, the Company was served with a derivative shareholder suit against the Company's officers and directors as well as the Company itself. This case was dismissed with prejudice on March 13, 2003, without liability to the Company or its officers or directors. The Company is seeking dismissal of another identical suit brought on behalf of a second shareholder, on the same grounds that required dismissal in the other suit.

                  On or about October 30, 2002, the Company filed a lawsuit against certain union leaders in the United States District Court for the Southern District of Florida, claiming defamation, conspiracy to defame and tortuous interference with contractual and ongoing business relationships. The Company is vigorously pursuing this action.

                  The Company is subject to other legal proceedings and claims, which have risen in the ordinary course of its business and have not been finally adjudicated. These actions when ultimately concluded and determined will not, in the opinion of management, have a material adverse effect on the results of operations or the financial condition of the Company.

Note 14  INCOME TAXES

Components of income taxes are as follows:

                                         2002      2001      2000
                                       _______     ____      ____
                    Federal
                    Current            $     0     $  0      $  0
                    Deferred            (3,175)       0         0
                                       _______     ____         -
                    Total federal      $(3,175)    $  0      $  0
                                       =======     ====      ====

                    State
                    Current                 77      175       130
                    Deferred              (574)       0         0
                                       _______     ____      ____
                    Total state        $  (497)    $175      $130
                                       =======     =====     ====

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)



Note 14  INCOME TAXES  - continued

A reconciliation of the statutory federal income tax rates to the Company's effective tax rate for the years ended December 31 is as follows:


                                                                                 2002         2001          2000
                                                                                ______       ______        ______

           Statutory U.S. income tax rate                                        34.00%       34.00%        34.00%

           Utilization of federal net operating loss carryforwards              (34.00)      (34.00)       (34.00)
           Utilization of state net operating loss carryforwards                 (5.00)
           Reduction of valuation allowance                                     (23.39)
           Other                                                                   .08
           State and local income taxes (benefit), net of federal benefits       (1.52)        1.60          2.10
                                                                                ______       ______        ______

           Effective tax rate                                                   (29.83)%       1.60%        2.10%
                                                                                ======       ======        =====



The significant components of deferred tax assets and liabilities as of December 31, were as follows:

                                                         2002             2001
                                                       ______           ______

Net operating loss carryforwards                       $2,843           $5,440
AMT credit                                                 21
Accounts receivable reserve                               417              270
Deferred rent                                             137
Inventory                                                 455
Deferred compensation                                     252
Capital loss carryover                                    641               95
Write down of non-marketable securities                                    448
Write down of investment in Point Blank Int'l             596              520
                                                       ______           ______
                                                        5,362            6,773

Less valuation allowance                                  641            6,514
                                                       ______           ______

Net deferred income tax assets                         $4,721           $  259
                                                       ======           ======

         Tax benefits of $713 relating to the exercise of stock warrants is reflected in the statement of stockholders equity. As of December 31, 2002, the Company has available a federal net operating loss carryforward of approximately $7,375 and state net operating loss carryfowards of approximately $6,722. The net operating losses expire in varying amounts during the calendar years 2019 through 2022. Further, the Company had established a valuation allowance with respect to the deferred tax assets, which was reduced during 2002.


During the year ended December 31, 2002, the Company reduced approximately $5,873 of valuation allowance placed on the U.S. portion of the Company's deferred tax assets. This reduction was based on updated expectations about future years' taxable income to reflect continuing improvements in operating results influenced by the Company's continued revenue growth, and other indications that certain concerns that had previously limited management's expectations about future taxable income no longer were applicable.

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


Note 15 SIGNIFICANT FOURTH QUARTER ADJUSTMENTS


         In the fourth quarter of 2002, the Company recorded a $646 expense for the issuance of stock warrants to an outside consultant. (See Note 8). In addition, the Company also reversed approximately $5,873 of valuation allowance placed on the U.S. portion of the Company's deferred tax assets (See Note 14). Furthermore, the Company recorded an additional accrual of $350 related to straight-lining rent in accordance with SFAS No. 13, "Accounting for Leases".


Note 16 QUARTERLY RESULTS (UNAUDITED)

         The following table presents summarized quarterly results of operations for the Company for the years ended December 31, 2002 and 2001. The Company believes all necessary adjustments have been included in the amounts stated below to present fairly the following selected information when read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein. Future quarterly operating results may fluctuate depending on a number of factors. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or any other quarter.



                                            First Quarter     Second Quarter     Third Quarter     Fourth Quarter

Year ended December 31, 2002
Net sales                                      $33,639           $34,014            $30,146           $32,548
Gross profit                                     9,455            10,037              9,141             9,093
Income available to common stockholders          4,758             4,426              1,275             5,176
Basic earnings per share                         $0.14             $0.12              $0.03             $0.13
Diluted earnings per share                       $0.11             $0.11              $0.03             $0.12

Year ended December 31, 2001
Net sales                                      $20,175           $23,514            $24,010           $30,316
Gross profit                                     4,952             6,205              6,729             8,490
Net income                                       1,023             2,303              2,793             4,014
Basic earnings per share                         $0.03             $0.07              $0.09             $0.13
Diluted earnings per share                       $0.03             $0.07              $0.08             $0.11


                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                     SCHEDULE II TO THE FINANCIAL STATEMENTS
                        VALUATION AND QUALIFYING ACCOUNTS
                        DECEMBER 31, 2002, 2001 AND 2000
                                 (In thousands)


Allowances deducted from related balance sheet accounts:

                                              Investment in    Net Write Down of
                                 Accounts     Non-marketable   investment in
                                 Receivable     securities     subsidiaries
                                 __________   ______________   _________________

Balance at January 1, 2000       $  757         $ 1,317            $1,530

Additions charged to                 36              --                --
costs and expenses

Deductions/writeoffs               (140)          (1,317)            (1,530)
                                 ______         _______            ______

Balance at December 31, 2000     $  653              --                --

Additions charged to                290              --                --
costs and expenses

Deductions/writeoffs               (151)             --                --
                                 ______         _______            ______

Balance at December 31, 2001     $  792              --                --

Additions charged to                379              --                --
costs and expenses

Deductions/writeoffs               (101)             --                --
                                 ______         _______            ______

Balance at December 31, 2002     $1,070         $    --            $   --
                                 ======         =======            ======

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this the 31st day of March 2003.

                                                     DHB Industries, Inc.



                                                     /s/ DAVID H. BROOKS
                                                     _______________________
                                                     David H. Brooks
                                                     Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    Signature                       Capacity                          Date
    _________                       ________                          ____



/s/ DAVID H. BROOKS          Chairman of the Board,               March 31, 2003
____________________         and Director
David H. Brooks


/s/ DAWN M. SCHLEGEL         Treasurer                            March 31, 2003
____________________         Principal Financial Officer
Dawn M. Schlegel             Principal Accounting Officer


/s/  JEROME KRANTZ           Director                             March 31, 2003
____________________
Jerome Krantz



Exhibit       Description
_______       ___________

3.1           Certificate of Incorporation of DHB Capital Group Inc., a Delaware corporation.                      1

3.2           Certificate of Amendment to Certificate of Incorporation filed December 31, 1996                     2

3.3           Certificate of Amendment to Certificate of Incorporation filed July 24, 2001                         6

3.4           Certificate of Designations & Preference, an amendment to the Certificate of Incorporation filed     6
              on December 26, 2001

3.5           By-Laws                                                                                              1

4.2           Stock Subscription Agreement between the Registrant and David Brooks, dated December 14, 2001        6

4.3           Form of Warrant Agreement with respect to all Outstanding Warrant together                           3

10.1          Employment Agreement dated July 1, 2000 between DHB and David Brooks                                 3

10.2          Promissory Note between the Company and David Brooks dated November 6, 2000                          3

10.3          1995 Stock Option Plan                                                                               4

10.6          Sale agreement dated March 10, 2000 between DHB and DMC2 Electronic Components                       5

10.7          Lease agreement dated January 1, 2001 between Point Blank Body Armor and VAE Enterprises.            3

10.8          Lease agreement dated April 15, 2001 between DHB Capital Group and A&B Holdings, Inc.                3

10.9          Loan and Security Agreement dated September 24, 2001 with LaSalle Business Credit Inc.               7

10.10         First Amendment and Waiver to Loan and Security Agreement, dated June 28, 2002                       8

10.11         Second Amendment to Loan and Security Agreement, dated February 25, 2003                             9

21            List of Subsidiaries

99.1          Certification of Chief Executive Officer

99.2          Certification of Chief Financial Officer
              Notes to Exhibit Table:
1             Incorporated by reference to the Company's Definitive Proxy Material filed with the Commission in connection with the Special Meeting in Lieu of Annual Meeting of Shareholders of the Company held on February 15, 1995.
2             Incorporated by reference to Post-Effective Amendment No. #2 to the Company's Registration
              Statement on Form SB-2, File #33-59764, filed on Jan 31, 1997.
3             Incorporated by reference to the Company's Form 10-K for the year ended December 31, 2000, filed
              March 30, 2001.



4             Incorporated by reference to the Company's Registration Statement on Form S-8 filed on or about
              November 6, 1995.
5             Incorporated by reference to the Company's Current Report on Form 8-K filed March 23, 2000.
6             Incorporated by reference to the Company's Current Report on Form 8-K filed January 28, 2002.
7             Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 2001, filed November 14, 2001.
8             Incorporated by reference to the Company's Current Report on Form 8-K filed July 12, 2002.
9             Incorporated by reference to the Company's Current Report on Form 8-K filed February 25, 2003.



                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, David H. Brooks, Chairman and Chief Executive Officer of the Company, certify that:

1. I have reviewed this annual report on Form 10-K of DHB Industries, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effective-ness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ DAVID H. BROOKS
____________________________________
David H. Brooks
Chairman and Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Dawn M. Schlegel, Chief Financial Officer of the Company, certify that:

1. I have reviewed this annual report on Form 10-K of DHB Industries, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effective-ness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003


/s/ DAWN M. SCHLEGEL
_______________________
Dawn M. Schlegel
Chief Financial Officer