Form 10-Q
period 2003-03-31
DHB INDUSTRIES INC
filed 2003-05-14
CIK 899166

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ________________________

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                              FOR THE QUARTER ENDED
                   March 31, 2003 Commission File No. 0-22429


                              DHB INDUSTRIES, INC.
             (Exact name of Registrant as specified in its charter)



          DELAWARE                                        11-3129361
(State or other jurisdiction of                 (I.R.S. Employer Identification
       incorporation)                                          No.)

                555 WESTBURY AVENUE, CARLE PLACE, NEW YORK 11514
                    (Address of principal executive offices)


                  Registrant's telephone number: (516) 997-1155


FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,IF CHANGED SINCE LAST REPORT:
________________________________________________________________________________
                                 Not applicable


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

                                Yes [ X ] No [ ]


As of May 9, 2003, there were 40,413,746 shares of Common Stock, $.001 par value outstanding.
================================================================================

                                      INDEX

PART I.  FINANCIAL INFORMATION                                             Page
                                                                           ____

Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets as of March 31, 2003
         (Unaudited) and December 31, 2002                                    3

     Unaudited Condensed Consolidated Statements of Operations For
         The Three Months Ended March 31, 2003 and 2002                       4

     Unaudited Condensed Consolidated Statements of Cash Flows For
         The Three Months Ended March 31, 2003 and 2002                       5

     Notes to Unaudited Condensed Consolidated Financial Statements        6-12

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                                                                          12-15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          15

Item 4. Controls and Procedures                                              15

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                    16

Item 2. Changes in Securities and Use of Proceeds                            16

Item 3. Defaults Upon Senior Securities                                      16

Item 4. Submission of Matters to a Vote of Security Holders                  16

Item 5. Other Information                                                    17

Item 6. Exhibits and Reports on Form 8-K                                     17

Signatures                                                                   18

Certifications                                                            19-20


                    ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
             AS OF MARCH 31, 2003 (UNAUDITED) AND DECEMBER 31, 2002
                 (In thousands, except share and per share data)

                                                                      March 31,      December 31,
ASSETS                                                                     2003            2002
                                                                      _________      ____________

Current assets
Cash and cash equivalents                                                  $111            $393
Accounts receivable, less allowance for doubtful
   accounts of $1,070 and $1,070, respectively                           31,822          22,904
Inventories                                                              41,833          33,360
Deferred income tax assets                                                  784           3,319
Prepaid expenses and other current assets                                 1,091             971
                                                                        _______         _______
Total current assets                                                     75,641          60,947
                                                                        _______         _______

Property and equipment, net                                               1,879           1,620
                                                                        _______         _______
Other assets
Other investment                                                            942             942
Deferred income tax assets                                                1,402           1,402
Deposits and other assets                                                   494             460
                                                                        _______         _______
Total other assets                                                        2,838           2,804
                                                                        _______         _______
Total assets                                                            $80,358         $65,371
                                                                        =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable                                                         $7,688          $5,368
Accrued expenses and other current liabilities                            2,622           2,454
Capital lease obligation                                                     13              --
                                                                        _______         _______
Total current liabilities                                                10,323           7,822
                                                                        _______         _______

Long term liabilities
Notes payable-bank                                                       31,883          24,354
Note payable - stockholder                                                1,500           1,500
Other liabilities                                                           380             350
                                                                        _______         _______

Total liabilities                                                        44,086          34,026
                                                                        _______         _______

Commitments and contingencies

Stockholders' equity
Convertible preferred stock                                                   1               1
Common stock                                                                 40              40
Additional paid in capital                                               34,792          34,792
Other comprehensive loss                                                    (43)            (41)
Retained earnings (accumulated deficit)                                   1,482         (3,447)
                                                                        _______         _______
Total stockholders' equity                                               36,272          31,345
                                                                        _______         _______
Total liabilities and stockholders' equity                              $80,358         $65,371
                                                                        =======         =======

           (See Notes to Condensed Consolidated Financial Statements)


                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (In thousands, except share and per share data)

                                                                    For the Three Months
                                                                        Ended March 31,
                                                                     2003            2002
                                                                     ____            ____

Net sales                                                         $46,153         $33,636

Cost of goods sold                                                 33,185          24,182
                                                                  _______         _______

Gross profit                                                       12,968           9,454

Selling, general and administrative expenses                        5,793           4,228
                                                                  _______         _______

Income before other income (expense)                                7,175           5,226
                                                                  _______         _______

Other income (expense)
Interest expense                                                     (329)           (464)
Proceeds from settlement of lawsuit                                   739              --
Other income                                                           13              23
                                                                  _______         _______
Total other income (expense)                                          423           (441)
                                                                  _______         _______

Income from continuing operations before income taxes               7,598           4,785

Income taxes                                                        2,579              27
                                                                  _______         _______

Net income                                                          5,019           4,758

Dividend - preferred stock                                            (90)             --
                                                                  _______         _______

Income available to common stockholders                            $4,929          $4,758
                                                                  =======         =======

Earnings per common share:

Basic shares                                                        $0.12           $0.15
                                                                    =====           =====
Diluted shares                                                      $0.12           $0.11
                                                                    =====           =====

Weighted average shares outstanding:

Basic shares                                                   40,413,746      31,486,391
Effect of convertible preferred                                   500,000         436,857
Warrants                                                        1,871,742       9,799,655
                                                               __________      __________
Diluted shares                                                 42,785,488      41,722,903
                                                               ==========      ==========


           (See Notes to Condensed Consolidated Financial Statements)


                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 (In thousands, except share and per share data)

                                                                        For the Three Months
                                                                            Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES                                     2003            2002
                                                                         ____            ____

Income available to common stockholders                                $4,929          $4,758
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Depreciation and amortization                                             132             138
Amortization of deferred financing costs                                   34              28
Other liabilities                                                          30              --
Deferred income tax assets                                              2,535              --
Changes in operating assets and liabilities
Accounts receivable                                                   (8,918)         (4,033)
Inventories                                                           (8,473)         (6,469)
Prepaid expenses and other current assets                               (120)             711
Deposits and other assets                                                (68)              65
Accounts payable                                                        2,320              45
Accrued expenses and other current liabilities                            168             436
                                                                      _______         _______
Net cash used in operating activities                                  (7,431)         (4,321)
                                                                      _______         _______

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                      (371)            (77)
                                                                      _______         _______
Net cash used in investing activities                                    (371)            (77)
                                                                      _______         _______

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds of notes payable- bank                                     7,529           3,723
Payments of note payable- stockholder                                      --          (3,000)
Principal payments on long-term debt                                       (7)           (142)
Proceeds from the issuance of common stock                                 --             800
Proceeds from the issuance of preferred stock                              --           3,000
                                                                      _______         _______

Net cash provided by financing activities                               7,522           4,381
                                                                      _______         _______

Effect of foreign currency translation                                     (2)              8
                                                                      _______         _______

Net decrease in cash and cash equivalents                                (282)             (9)

Cash and cash equivalents at beginning of the period                      393             145
                                                                      _______         _______

Cash and cash equivalents at end of the period                           $111            $136
                                                                      =======         =======

Supplemental cash flow information

Cash paid for:
Interest                                                                 $321            $463
                                                                         ====            ====
Taxes                                                                     $44             $22
                                                                          ===             ===
Property and equipment acquired under capital lease                       $20             $--
                                                                          ===             ===

           (See Notes to Condensed Consolidated Financial Statements)

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of DHB Industries, Inc. and subsidiaries (collectively "DHB" or the "Company") as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The unaudited financial statements include all adjustments, consisting only of normal and recurring adjustments, which, in the opinion of management were necessary for a fair presentation of financial condition, results of operations and cash flows for such periods presented. However, these results of operations are not necessarily indicative of the results for any other interim period or for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been omitted in accordance with published rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003.

NOTE 2.  INVENTORIES

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and are summarized as follows:

                                                   MARCH 31,       DECEMBER 31,
                                                        2003               2002
                                                   _________       ____________

               Raw materials and supplies             13,887            $14,833
               Work in process                        12,041              9,116
               Finished goods                         15,905              9,411
                                                     _______            _______
                                                     $41,833            $33,360
                                                     =======            =======

NOTE 3.   LONG TERM DEBT

On September 24, 2001, the Company entered into a Loan and Security Agreement (the "Credit Agreement"), as amended on June 28, 2002 and February 25, 2003, which expires on September 24, 2004. Pursuant to the Credit Agreement, the Company may borrow up to the lesser of (i) $35,000 during the period commencing on February 18, 2003 and ending on August 31, 2003, $30,000 during the period commencing on September 1, 2003 and ending on November 30, 2003, and $25,000 at all times on and after December 1, 2003, or (ii) 85% of eligible accounts receivable plus the lesser of $14,000 or certain percentages of eligible inventory, as defined. Borrowings under the Credit Agreement bear interest, at the Company's option, at the bank's prime rate or LIBOR plus 2 1/2% per annum (4.25% and 3.928% at March 31, 2003 and December 31, 2002, respectively).

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


NOTE 4. STOCK BASED COMPENSATION

Warrants

During the three months ended March 31, 2003, the five members of the Board of Directors were each awarded 50,000 warrants exercisable at $1.41 per share for five years. In addition, during the three months ended March 31, 2003, the Board of Directors awarded key employees 45,000 warrants exercisable at $2.01 per share, which expire in February 2008.

No warrants were exercised during the three months ended March 31, 2003. During the three month period ended March 31, 2002, warrants were exercised to purchase 383,333 shares of the Company's common stock. Pursuant to such warrant exercises during the three months ended March 31, 2003, the Company received aggregate cash proceeds of approximately $800.

Warrants to purchase 1,325,857 and 150,000 shares of the Company's common stock that were outstanding during the three months ended March 31, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive, since the strike prices were above the average fair market value of DHB's stock price.

The Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB No. 25") and has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -
Transition and Disclosure, an amendment of FASB Statement No. 123" (SFAS No. 148"). Under APB No. 25, compensation expense is only recognized when the market value of the underlying stock at the date of grant exceeds the amount an employee must pay to acquire the stock. Accordingly, no compensation expense has been recognized in the Condensed Consolidated Financial Statements in connection with employee stock warrant grants.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options and warrants which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock warrants have characteristics significantly different from those of traded warrants and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock warrants.

The weighted-average warrant fair values and assumptions used to estimate these values are as follows:

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

NOTE 4. STOCK BASED COMPENSATION - (Continued)

                                                     Grants Issued During
                                                     2003             2002
                                                     ____             ____

         Risk-free interest rate                    3.942%            4.67%
         Expected volatility of common stock       118.795%         94.5467%
         Dividend yield                              0.00%            0.00%
         Expected option term                       5 years        5.14 years

The Company's net income and earnings per share would have been reduced to the pro forma amounts shown below if compensation cost had been determined based on the fair value at the grant dates in accordance with SFAS No. 123 and 148, "Accounting for Stock-Based Compensation."


                                                                For the Three Months
                                                                    Ended March 31,
                                                                2003             2002
                                                                ____             ____

   Income available to common stockholders, as reported       $4,929           $4,758
   Deduct: compensation determined under fair value based
     method for all awards, net of related tax effect            247              665
                                                              ______           ______
   Pro forma                                                   4,682            4,093
                                                              ______           ______

   Basic earnings per common share
   As reported                                                 $0.12            $0.15
   Pro forma                                                   $0.12            $0.13

   Diluted earnings per common share
   As reported                                                 $0.12            $0.11
   Pro forma                                                   $0.11            $0.10

Pro forma compensation expense may not be indicative of pro forma expense in future years. For purposes of estimating the fair value of each warrant on the date of grant, the Company utilized the Black-Scholes option-pricing model.

NOTE 5.  OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) is comprised solely of foreign currency translation losses at March 31, 2003 and 2002. The components of other comprehensive income, net of taxes, were as follows:

                                                       Three months ended
                                                     March 31      March 31
                                                         2003          2002
                                                       ______        ______

Income available to common stockholders                $4,929        $4,758
Other comprehensive income (loss):
Foreign currency translation, net of tax                   (2)            8
                                                       ______        ______
Comprehensive income                                   $4,927        $4,766
                                                       ======        ======

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

NOTE 6. SEGMENT INFORMATION

The Company operates in two principal segments: Ballistic-resistant equipment and protective athletic/sports products. Net sales, income from operations, depreciation expense, interest expense, income taxes, and identifiable assets for each of the Company's segments are as follows:

                                                     For The Three Months
                                                         Ended March 31,
NET SALES                                           2003               2002
                                                    ____               ____

Ballistic-resistant equipment                    $44,619            $32,156
Protective athletic & sports products              1,534              1,480
                                                 _______            _______
Consolidated net sales                           $46,153            $33,636
                                                 =======            =======

INCOME FROM OPERATIONS
Ballistic-resistant equipment                    $ 7,995             $5,744
Protective athletic & sports products                233                208
Corporate and other (1)                          (1,053)              (726)
                                                 _______            _______
Consolidated operating income                    $ 7,175             $5,226
                                                 =======             ======

DEPRECIATION EXPENSE
Ballistic-resistant equipment                       $ 72               $ 78
Protective athletic & sports products                 14                 31
                                                 _______            _______
                                                      86                109
Corporate and other                                   46                 29
                                                 _______            _______
Consolidated depreciation expense                   $132               $138
                                                 =======            =======

INTEREST EXPENSE
Ballistic-resistant equipment                      $ 284               $160
Protective athletic & sports products                 --                 --
                                                 _______            _______
                                                     284                160
Corporate and other (2)                               45                304
                                                 _______            _______
Consolidated interest expense                      $ 329              $ 464
                                                 =======             ======

INCOME TAXES
Ballistic-resistant equipment                        $ 5                $ 5
Protective athletic & sports products                 --                 --
                                                 _______            _______
                                                       5                  5
Corporate and other (2)                            2,574                 22
                                                 _______            _______
Consolidated tax expense                          $2,579               $ 27
                                                 =======             ======

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

NOTE 6. SEGMENT INFORMATION - (Continued)

                                             March 31,         December 31,
                                                  2003                 2002
                                                  ____                 ____

IDENTIFIABLE ASSETS
Ballistic-resistant equipment                  $72,683              $56,471
Protective athletic & sports products            3,512                2,907
                                               _______              _______
                                                76,195               59,378
Corporate and other (2)                          4,163                5,993
                                               _______              _______
Consolidated net assets                        $80,358              $65,371
                                               =======              =======


     (1)  Corporate  and  other   expenses   includes   corporate   general  and
          administrative expenses.
     (2) Corporate and other assets are principally deferred income tax assets, other investment and property and equipment.

NOTE 7.  CONTINGENCIES

The Company is party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, all such matters are without merit or are of such kind, or involve such amounts, that an unfavorable disposition would not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

In the past several months, the UNITE Union, as part of its unsuccessful organizing campaign, has filed three unfair labor practice charges against the Company with the National Labor Relations Board ("NLRB"). The NLRB has completed its investigation of the first of these charges and found it to be without merit. The NLRB is currently investigating the remaining two charges. The Company is confident it has not breached any provision of the National Labor Relations Act.

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

On or about October 30, 2002, the Company filed a lawsuit in the United States District Court for the Southern District of Florida against certain union leaders, claiming defamation, conspiracy to defame and tortious interference with contractual and ongoing business relationships. The case is still in its preliminary stages, and the Company is vigorously pursuing this action.

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

NOTE 7.  CONTINGENCIES - (Continued)

The Company has filed a lawsuit in the Supreme Court of the State of New York, County of Nassau, against its insurance carrier and an insurance agent, for negligence and breach of fiduciary duties as a result of damages the Company incurred during Hurricane Irene in October 1999. The Company is vigorously pursuing this action. On March 17, 2003, the Company entered into a settlement agreement with its insurance agent for a $1.0 million payment to the Company. The Company received a cash payment of approximately $739,000, which is net of the associated legal fees of $261,000. The $739,000 received by the company is included in other income during the three months ended March 31, 2003. The lawsuit against the insurance carrier has been scheduled for trial in the fall of 2003.

NOTE 8. RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, Rescission Of FASB Statements No. 4, 44, And 64, Amendment OF FASB Statement No. 13, And Technical Corrections ("SFAS No. 145"). This statement eliminates the requirement to report gains and losses from extinguishment of debt as extraordinary unless they meet the criteria of APB Opinion No. 30. SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The impact of the adoption of SFAS No. 145 did not have a material impact on the Company's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting For Costs Associated With Exit Or Disposal Activities ("SFAS No. 146"). SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The impact of the adoption of SFAS No. 146 did not have a material impact on the Company's financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others," which expands previously issued accounting guidance and disclosure requirements for certain guarantees. The interpretation requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The impact of the adoption of FIN No. 45 did not have a material impact on its consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure- an amendment of FASB Statement No. 123," which provides optional transition guidance for those companies electing to voluntarily adopt the accounting provisions of

SFAS No. 123. In addition, SFAS No. 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not plan to change its method of accounting for stock-based employee compensation. The Company has adopted the interim disclosure provision for its financial reports, for the quarter ended March 31, 2003. The adoption of SFAS No. 148, has not had and is not expected to have a material impact on the Company financial position or results of operation.

In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46"). In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another company. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46's consolidation requirements apply immediately to variable interest entities created or acquired after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company adopted FIN 46 effective January 31, 2003. The adoption of FIN 46 has not had and is not expected to have a material impact on the Company's consolidated financial condition or results of operations taken as a whole.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002

Primarily as a result of increased product demand at the Company's Armor Group, the Company attained its highest consolidated net sales level in its history for the three months ended March 31, 2003 of approximately $46.15 million, an increase of 37% over consolidated net sales of $33.64 million for the three months ended March 31, 2002. The Armor's Group's revenue increased nearly 39% from $32.16 million for the three months ended March 31, 2002 to $44.62 million for the three months ended March 31, 2003. The Sports Group's revenue for the first quarter of 2003 increased 3% to $1.53 million, as compared to $1.48 million for the first quarter of 2002. Gross profit for the quarters ended March 31, 2003 and 2002 remained constant at 28% of revenues.

Comparing the first quarter of 2003 to the first quarter of 2002, the Company's selling, general and administrative expenses as a percentage of sales remained constant at approximately 13%. Driven primarily by the sales increases, operating income increased to approximately $7.18 million for the first three months of 2003 versus approximately $5.23 million for the first three months of 2002.

Interest expense for the three months ended March 31, 2003 was approximately $329,000, a decrease of 29% from the corresponding 2002 period. This decrease was due primarily to lower interest rates under the Company's revolving credit facility. In March 2003, the Company signed a settlement agreement with its insurance agent settling the lawsuit with its insurance agent for $1.0 million. The Company received approximately $739,000, which is net of the associated legal fees of $261,000. This $739,000 is included in other income during the three months ended March 31, 2003. The Company still has pending its lawsuit against the insurance carrier.

Due primarily to the increased sales volume, income before taxes was approximately $7.60 million for the three months ended March 31, 2003 versus income before taxes of approximately $4.79 million for the three months ended March 31, 2002. Income taxes for the three months ended 2003 was $2.58 million as compared to $27,000 for the three months ended March 31, 2002. The effective tax rate for 2002 was nominal due to the utilization of net operating loss carryforwards. The Company recorded a deferred tax asset in the fourth quarter of 2002, which valued the net operating loss carryforward as a deferred tax asset of $2.84 million at December 31, 2002.

Income available to common stockholders was $4.93 million for the three months ended March 31, 2003 or $0.12 per diluted share as compared with income available to common stockholders of $4.76 million or $0.11 per diluted share for the three months ended March 31, 2002. The weighted average shares outstanding on a diluted basis for the first three months of 2003 were 42,785,488 as compared to 41,722,903 for the first three months of 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of liquidity are borrowings under its revolving credit facility. On February 25, 2003, the Company signed an amendment to the credit facility increasing the facility to $35 million (gradually decreasing to $25 million by November 30, 2003). The Company's primary capital requirements over the next twelve months are to assist its subsidiaries, Point Blank Body Armor, Inc., Protective Apparel Corporation of America (PACA) and NDL Products, Inc., in financing their working capital requirements. Working capital is required to finance the receivables, manufacturing process and inventory. Working capital at March 31, 2003 was approximately $65.32 million as compared to approximately $53.13 million at December 31, 2002. The current ratio at March 31, 2003 was 7.3:1 as compared to 7.8:1 as of December 31, 2002. At March 31, 2003, stockholders' equity was $36.27 million, up from $31.35 million as of December 31, 2002.

In conjunction with the expansion of the Company's operations and revenues, the Company used approximately $7.43 million of cash in its operating activities. The primary factor contributing to this was the $8.92 million increase in accounts receivable and $8.47 million increase in inventories which was offset by the income available to common stockholders of $4.93 million, an increase in accounts payable of $2.32 million and a decrease in deferred taxes of $2.54 million. Although inventory increased in total, raw materials inventory decreased by almost $1.0 million. Work in process increased by $2.93 million and finished goods increased by $6.49 million. The increase in work in process and finished goods represent increased orders and shipments to the Armor Group's customers. These increases were funded by increased borrowings under the Company's credit facility. At March 31, 2003, the accounts receivable days outstanding averaged approximately 61 days.

EFFECT OF INFLATION AND CHANGING PRICES

The Company did not experience any measurable increases in raw material prices during the three months ended March 31, 2003. The Company believes it will be able to increase prices on its products to meet future price increases in raw materials, should they occur.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains certain forward-looking statements and information relating to the Company that is based on the beliefs of the Company's management as well as assumptions made by, and information currently available to the Company's management. When used in this document, the words "anticipate," "believe," "estimate", "expect", "going forward", and similar expressions, as they relate to the Company or Company management, are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including, among others: risks associated with the uncertainty of future financial results, additional financing requirements, development of new products, government approval processes, the impact of competitive products or pricing, technological changes, the effect of economic conditions; and continuing industry-wide pricing pressures and other industry conditions, as well as other risks and uncertainties, including without limitation those set forth in other sections of this Form 10-Q, in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, and/or in the Company's other documents filed with the Securities and Exchange Commission, whether or not such documents are incorporated herein by reference. In assessing forward-looking statements, readers are urged to read carefully all such cautionary statements. Such forward-looking statements speak only as of the date of this Form 10-Q, and the Company disclaims any obligation or undertaking to update such statements. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not issue or invest in financial instruments or their derivatives for trading or speculative purposes. The Company's market risk is limited to fluctuations in interest rates as it pertains to its borrowings under its revolving credit facility. The Company can borrow at either the prime rate of interest or LIBOR plus 2.50 percent. Any increase in these reference rates could adversely affect the Company's interest expense. The Company does not have any material sales, purchases, assets or liabilities denominated in currencies other than the U.S. Dollar, and as such, is not subject to foreign currency exchange rate risk.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company has filed a lawsuit in the Supreme Court of the State of New York, County of Nassau, against its insurance carrier and an insurance agent, for negligence and breach of fiduciary duties as a result of damages the Company incurred during Hurricane Irene in October 1999. The Company is vigorously pursuing this action. On March 17, 2003, the Company entered into a settlement agreement with its insurance agent for a $1.0 million payment to the Company. The Company received a cash payment of approximately $739,000, which is net of the associated legal fees of $261,000. The $739,000 received by the company is included in other income during the three months ended March 31, 2003. The lawsuit against the insurance carrier has been scheduled for trial in the fall of 2003.

     In the past several months, the UNITE Union, as part of its unsuccessful organizing campaign, has filed three unfair labor practice charges against the Company with the National Labor Relations Board ("NLRB"). The NLRB has completed its investigation of the first of these charges and found it to be without merit. The NLRB is currently investigating the remaining two charges. The Company is confident it has not breached any provision of the National Labor Relations Act.

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

     On or about October 30, 2002, the Company filed a lawsuit in the United States District Court for the Southern District of Florida against certain union leaders, claiming defamation, conspiracy to defame and tortious interference with contractual and ongoing business relationships. The case is still in its preliminary stages, and the Company is vigorously pursuing this action.

     The Company is also involved in other litigation, which management considers to be routine and incidental to the Company's business. Management does not expect the results of any of these routine and incidental actions to have a material adverse effect on the Company's business, results of operations or financial condition.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


ITEM 5.  OTHER INFORMATION
         None

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

         The Company filed the following Report on Form 8-K during the quarter ended March 31, 2003:

         Form 8-K filed February 25, 2003 to report an amendment and increase of the Company's revolving credit facility.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

Dated May 9, 2003                                    DHB INDUSTRIES, INC.
                                                          (Registrant)


     SIGNATURE                          CAPACITY                      DATE

                                Chief Executive Officer           May 9, 2003
/s/ DAVID H. BROOKS            and Chairman of the Board
____________________

                         Chief Financial Officer and Principal    May 9, 2003
/s/ DAWN M. SCHLEGEL                Accounting Officer
____________________

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

4. The  registrant's  other  certifying  officer  and   I  are  responsible  for
establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

/s/ DAVID H. BROOKS
___________________
David H. Brooks
President and Chief Executive Officer

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

4.  The  registrant's  other  certifying  officer  and  I  are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

/s/ DAWN M. SCHLEGEL
_______________________
Dawn M. Schlegel
Chief Financial Officer