Form 10-K/A
period 2002-12-31
DHB INDUSTRIES INC
filed 2003-07-24
CIK 899166

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


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this Form 10-K/A [ ].

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

AVAILABLE INFORMATION


         The Company's internet address/website is www.dhbt.com. As of the date of this Form 10-K/A, due to a late start in establishing the necessary links and certain technical difficulties on the website, the Company does not make available free of charge on its website the Company's reports filed under the Securities Exchange Act of 1934, although the Company anticipates being able to do so some time during the second quarter of 2003, such that these reports can be available promptly after they are filed with the SEC. In the interim, the Company will voluntarily provide electronic copies (or a reasonable number of paper copies) of its filings free of charge upon request.


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

ITEM 6.  SELECTED FINANCIAL INFORMATION

         The selected consolidated financial data set forth below for the years ended December 31, 2002, 2001, 2000, 1999, and 1998, were derived from the audited consolidated financial statements of the Company. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes appearing elsewhere in this Form 10-K/A.



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

(2) Includes currently exercisable options or warrants, which are those exercisable within 60 days after the date of this Form 10-K/A.

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

         The Company has been purchasing certain products, which are components of ballistic resistant apparel manufactured and sold by the Company from Tactical Armor Products, Inc. ("TAP"), a company owned by Terry Brooks, the wife of Mr. David H. Brooks. The total of such purchases during the years ended December 31, 2002, 2001, and 2000 were approximately $7,975,000, $2,760,000 and
$477,000 respectively. The unit prices charged by TAP have been less than the prices charged to the Company by its previous outside suppliers, and TAP's products are available on demand. To facilitate the delivery and integration of these components, beginning in May 2001, the Company permitted TAP to manufacture these components in a portion of the Company's manufacturing facility in Jacksboro, Tennessee, for which TAP paid to the Company occupancy charges of approximately $39,600 and $26,400 for the years ended December 31, 2002 and 2001, respectively. (The rent paid by TAP is an estimated allocable portion of the Company's total rent for the entire facility.) Terry Brooks also owned another company, US Manufacturing Corporation, that received revenues of $43,355 from the Company in 2002 for stitching work but has since been merged into TAP. TAP is an approved subcontractor under the applicable contracts between the Company and the United States federal government.

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

On February 14, 2003 (except for Note 6, as to which the date is February 25, 2003 and Note 13, as to which the date is March 17, 2003), we originally reported on the consolidated financial statements referred to above. This report was issued prior to the discovery of the matters set forth in Note 10 and Note 13-Leases, to the consolidated financial statements, wherein revisions of disclosures in connection with certain other related party transactions existing as of December 31, 2002, and for the year then ended are described.



/s/GRANT THORNTON LLP


Melville, New York
February 14, 2003 (except for Note 6, as to which the date is February 25, 2003,
Note 13, as to which the date is March 17, 2003, and Note 10 and 13-Leases, as to which the date is July 18, 2003)

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

On March 5, 2002 we originally reported on the consolidated financial statements referred to above. This report was issued prior to the discovery of the matters set forth in Note 10 and Note 13-Leases, to the consolidated financial statements, wherein revisions of disclosures in connection with certain other related party transactions existing as of December 31, 2002, and for the year then ended are described.



Paritz and Company P.A.
Hackensack, New Jersey
March 5, 2002 (except for Note 10, and Note 13-Leases, as to when the date is July 18, 2003)




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

                  The Company has been purchasing certain products, which are components of ballistic resistant apparel manufactured and sold by the Company from a corporation owned by the wife of DHB's majority stockholder. The total of such purchases during the years ended December 31, 2002, 2001, and 2000 were approximately $7,975, $2,760 and $477, respectively. The Company also sells certain components to this entity, which are used in manufacturing the products that the Company purchases from this entity. In addition, this entity sub-leases a portion of the Tennessee facility, for which the Company received approximately $40 and $26 during the years ended December 31, 2002 and 2001, respectively. The Company was owed $580 by this entity at December 31, 2002, which is included in accounts receivable in the accompanying consolidated balance sheets. The Company owed $1,665 and $208 to this entity at December 31, 2002 and 2001, respectively, for purchases made, which is included in accounts payable in the accompanying consolidated balance sheets. DHB's majority stockholder's wife also owned another company that received revenues of $43 from the Company during the year ended December 31, 2002 for stitching work but has since been merged into the other entity.

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

Note 13   COMMITMENTS AND CONTINGENCIES

Leases
                  The Company has non-cancelable operating leases, which expire through 2010. These leases generally require the Company to pay certain costs, such as real estate taxes. As further described in Note 10, the Company leases an office and manufacturing facility from a limited liability corporation indirectly owned by a related party. In addition, the Company subleases a portion of one of its facilities to an entity owned by a related party as described in Note 10. Pursuant to such sublease, which expires on December 31, 2003, the Company will receive sublease income of approximately $40 for the year ending December 31, 2003.

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
                                 ======         =======            ======

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this the 18th day of July 2003.

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


    Signature                       Capacity                          Date
    _________                       ________                          ____



/s/ DAVID H. BROOKS          Chairman of the Board,               July 18, 2003
____________________         and Director
David H. Brooks


/s/ DAWN M. SCHLEGEL         Treasurer                            July 18, 2003
____________________         Principal Financial Officer
Dawn M. Schlegel             Principal Accounting Officer


/s/  JEROME KRANTZ           Director                             July 18, 2003
____________________
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

1. I have reviewed this annual report on Form 10-K/A of DHB Industries, Inc.;

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


Date: July 18, 2003


/s/ DAVID H. BROOKS
____________________________________
David H. Brooks
Chairman and Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Dawn M. Schlegel, Chief Financial Officer of the Company, certify that:

1. I have reviewed this annual report on Form 10-K/A of DHB Industries, Inc.;

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


Date: July 18, 2003


/s/ DAWN M. SCHLEGEL
_______________________
Dawn M. Schlegel
Chief Financial Officer