Form 10-Q
period 2003-06-30
DHB INDUSTRIES INC
filed 2003-08-14
CIK 899166

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------
                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

             For the transition period from _________ to ___________

                           Commission File No. 0-22429


                              DHB INDUSTRIES, INC.
             (Exact name of Registrant as specified in its charter)



          DELAWARE                                            11-3129361
  (State or other jurisdiction of                          (I.R.S. Employer
        incorporation)                                     Identification No.)

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

                                Yes [ X ] No [ ]


As of August 13, 2003, there were 40,594,746 shares of Common Stock, $.001 par value outstanding.

================================================================================

                                      INDEX

PART I.  FINANCIAL INFORMATION                                              PAGE

Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets as of June 30, 2003
       (Unaudited) and December 31, 2002                                       3

     Unaudited Condensed Consolidated Statements of Operations
       For The Three and Six Months Ended June 30, 2003 and 2002               4

     Unaudited Condensed Consolidated Statements of Cash Flows For
       The Three and Six Months Ended June 30, 2003 and 2002                   5

     Notes to Unaudited Condensed Consolidated Financial Statements         6-12

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                          12-14

Item 3. Quantitative and Qualitative Disclosures about Market Risk            14

Item 4. Controls and Procedures                                               15

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                  15-16

Item 2. Changes in Securities and Use of Proceeds                             16

Item 3. Defaults Upon Senior Securities                                       16

Item 4. Submission of Matters to a Vote of Security Holders                   16

Item 5. Other Information                                                     16

Item 6. Exhibits and Reports on Form 8-K                                      16

Signatures                                                                    17

Certifications                                                             18-19



                    ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
              AS OF JUNE 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002
                 (In thousands, except share and per share data)

                                                                                    June 30,      December 31,
             ASSETS                                                                     2003            2002
                                                                                        ____            ____
             Current assets
             Cash and cash equivalents                  $882,884  $1,249,655            $432            $393
             Accounts receivable, less allowance for doubtful
                accounts of $1,027 and $1,070, respectively                           24,241          22,904
             Inventories                                                              47,692          33,360
             Deferred income tax assets                                                  784           3,319
             Prepaid expenses and other current assets                                 2,894             971
                                                                                     _______         _______
             Total current assets                                                     76,043          60,947
                                                                                     _______         _______

             Property and equipment, net                                               1,819           1,620
                                                                                     _______         _______

             Other assets
             Other investment                                                            942             942
             Deferred income tax assets                                                   --           1,402
             Deposits and other assets                                                   436             460
                                                                                     _______         _______
             Total other assets                                                        1,378           2,804
                                                                                     _______         _______
             Total assets                                                            $79,240         $65,371
                                                                                     =======         =======

             LIABILITIES AND STOCKHOLDERS' EQUITY
             Current liabilities
             Accounts payable                                                         $5,168          $5,368
             Accrued expenses and other current liabilities                            4,849           2,454
             Capital lease obligation                                                      7              --
                                                                                     _______         _______
             Total current liabilities                                                10,024           7,822
                                                                                     _______         _______

             Long term liabilities
             Notes payable-bank                                                       28,254          24,354
             Note payable - stockholder                                                   --           1,500
             Other liabilities                                                           409             350
                                                                                     _______         _______

             Total liabilities                                                        38,687          34,026
                                                                                     _______         _______

             Commitments and contingencies

             Stockholders' equity
             Convertible preferred stock                                                   1               1
             Common stock                                                                 41              40
             Additional paid in capital                                               35,108          34,792
             Other comprehensive loss                                                   (40)            (41)
             Retained earnings (accumulated deficit)                                   5,443         (3,447)
                                                                                     _______         _______
             Total stockholders' equity                                               40,553          31,345
                                                                                     _______         _______
             Total liabilities and stockholders' equity                              $79,240         $65,371
                                                                                     =======         =======

           (See Notes to Condensed Consolidated Financial Statements)


                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (In thousands, except share and per share data)

                                                For the Three Months             For the Six Months
                                                   Ended June 30,                   Ended June 30,
                                                  2003           2002           2003            2002
                                                  ____           ____           ____            ____
Net sales                                      $56,525        $34,014       $102,678         $67,650

Cost of goods sold                              41,001         23,977         74,186          48,160
                                               _______        _______       ________         _______

Gross profit                                    15,524         10,037         28,492          19,490

Selling, general and administrative              7,773          5,098         13,566           9,325
                                               _______        _______       ________         _______
expenses

Income before other income (expense)             7,751          4,939         14,926          10,165
                                               _______        _______       ________         _______

Other income (expense)
Interest expense                                  (342)          (473)          (671)           (937)
Proceeds from settlement of lawsuit                 --             --            739              --
Other income                                        11             21             24              44
                                               _______        _______       ________         _______
Total other income (expense)                      (331)          (452)            92            (893)
                                               _______        _______       ________         _______

Income from continuing operations                7,420          4,487         15,018           9,272
before income taxes

Income taxes                                     3,369             61          5,948              88
                                               _______        _______       ________         _______

Net income                                       4,051          4,426          9,070           9,184

Dividend - preferred stock                         (90)            --           (180)             --
                                               _______        _______       ________         _______

Income available to common                      $3,961         $4,426         $8,890          $9,184
                                               =======        =======       ========         =======
stockholders

Earnings per common share:

Basic shares                                     $0.10          $0.12          $0.22           $0.27
                                                 =====          =====          =====           =====
Diluted shares                                   $0.09          $0.11          $0.20           $0.24
                                                 =====          =====          =====           =====

Weighted average shares outstanding:

Basic shares                                40,458,867     36,789,796     40,436,557      34,152,728
Effect of convertible preferred                500,000        500,000        500,000         500,000
Warrants                                     3,277,012      3,735,120      2,786,133       3,785,978
                                            __________     __________     __________      __________
Diluted shares                              44,235,879     41,024,916     43,722,690      38,438,706
                                            ==========     ==========     ==========      ==========

           (See Notes to Condensed Consolidated Financial Statements)


                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 (In thousands, except share and per share data)

                                                                         For the Six Months
                                                                            Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES                                     2003            2002
                                                                         ____            ____
Income available to common stockholders                                $8,890          $9,184
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Depreciation and amortization                                             264             280
Amortization of deferred financing costs                                   65              56
Stock issued for services                                                  56
Other liabilities                                                          59              --
Deferred income tax assets                                              3,937              --
Changes in operating assets and liabilities
Accounts receivable                                                   (1,337)         (7,044)
Inventories                                                          (14,332)         (3,952)
Prepaid expenses and other current assets                             (1,923)             335
Deposits and other assets                                                (42)             115
Accounts payable                                                        (200)         (8,935)
Accrued expenses and other current liabilities                          2,395             503
                                                                     ________        ________
Net cash used in operating activities                                 (2,168)         (9,458)
                                                                     ________        ________

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the disposition of assets                                    --             363
Purchases of property and equipment                                     (442)           (154)
                                                                     ________        ________
Net cash used in investing activities                                   (442)             209
                                                                     ________        ________

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds of notes payable- bank                                     3,900          10,249
Payments of note payable- stockholder                                 (1,500)         (8,500)
Principal payments on long-term debt                                     (13)         (1,630)
Proceeds from the issuance of common stock                                261           6,333
Proceeds from the issuance of preferred stock                              --           3,000
                                                                     ________        ________

Net cash provided by financing activities                               2,648           9,452
                                                                     ________        ________

Effect of foreign currency translation                                      1              18
                                                                     ________        ________

Net increase in cash and cash equivalents                                  39             221

Cash and cash equivalents at beginning of the period                      393             145
                                                                     ________        ________

Cash and cash equivalents at end of the period                           $432            $366
                                                                     ========        ========

Supplemental cash flow information

Cash paid for:
Interest                                                                 $321            $965
                                                                     ========        ========
Taxes                                                                    $144             $28
                                                                     ========        ========
Property and equipment acquired under capital lease                       $20             $--
                                                                     ========        ========

           (See Notes to Condensed Consolidated Financial Statements)

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of DHB Industries, Inc. and subsidiaries (collectively "DHB" or the "Company") as of June 30, 2003 and for the three and six months ended June 30, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The unaudited financial statements include all adjustments, consisting only of normal and recurring adjustments, which, in the opinion of management, were necessary for a fair presentation of financial condition, results of operations and cash flows for such periods presented. However, these results of operations are not necessarily indicative of the results for any other interim period or for the full year.

Certain information and footnote disclosures in financial statements prepared in accordance with US GAAP have been omitted in accordance with published rules and regulations of the Securities and Exchange Commission ("SEC"). These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003 amended and filed with the SEC on July 24, 2003.

NOTE 2.  INVENTORIES

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and are summarized as follows:

                                                  JUNE 30,       DECEMBER 31,
                                                  ________       ____________
                                                      2003               2002
                                                      ____               ____
               Raw materials and supplies          $17,512            $14,833
               Work in process                      10,496              9,116
               Finished goods                       19,684              9,411
                                                    ______             ______
                                                   $47,692            $33,360
                                                   =======            =======

NOTE 3.   LONG TERM DEBT

On September 24, 2001, the Company entered into a Loan and Security Agreement (the "Credit Agreement"), as amended on June 28, 2002 and February 25, 2003, which expires on September 24, 2004. Pursuant to the Credit Agreement, the Company may borrow up to the lesser of (i) $35,000 during the period commencing on February 18, 2003 and ending on August 31, 2003, $30,000 during the period commencing on September 1, 2003 and ending on November 30, 2003, and $25,000 at all times on and after December 1, 2003, or (ii) 85% of eligible accounts receivable plus the lesser of $14,000 or certain percentages of eligible inventory, as defined. Borrowings under the Credit Agreement bear interest, at the Company's option, at the bank's prime rate or LIBOR plus 2 1/2% per annum (4.25% and 3.928% at June 30, 2003 and December 31, 2002, respectively).

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


NOTE 4. STOCK BASED COMPENSATION

Warrants

During the six months ended June 30, 2003, the five members of the Board of Directors were each awarded 50,000 warrants exercisable at $1.41 per share for five years. In addition, during the six months ended June 30, 2003, the Board of Directors awarded key employees 45,000 warrants exercisable at $2.01 per share, which expire in February 2008. The Company also issued 15,000 shares of its restricted common stock to an employee.

During the six months ended June 30, 2003, warrants were exercised to purchase 166,000 shares of the Company's common stock with aggregate proceeds of approximately $260. During the six month period ended June 30, 2002, warrants were exercised to purchase 8,931,832 shares of the Company's common stock with aggregate proceeds of approximately $6,333.

Warrants to purchase 430,000 and 200,000 shares of the Company's common stock that were outstanding during the six months ended June 30, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive, since the strike prices were above the average fair market value of DHB's stock price.

The Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB No. 25") and has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS No. 148"). Under APB No. 25, compensation expense is only recognized when the market value of the underlying stock at the date of grant exceeds the amount an employee must pay to acquire the stock. Accordingly, no compensation expense has been recognized in the condensed consolidated financial statements in connection with employee stock warrant grants.

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


                                                                            For the Three Months        For the Six Months
                                                                                Ended June 30              Ended June 30
                                                                             2003            2002        2003         2002
                                                                             ____            ____        ____         ____
Income available to common stockholders, as reported                       $3,961          $4,426      $8,890       $9,184
Deduct:   compensation  determined  under  fair  value  based  method
for all awards, net of related tax effect                                       7             665         215          665
                                                                           ______          ______      ______       ______
Pro forma                                                                   3,954           3,761       8,675        8,519
                                                                           ______          ______      ______       ______

Basic earnings per common share
As reported                                                                 $0.10           $0.12       $0.22        $0.27
Pro forma                                                                   $0.10           $0.10       $0.21        $0.25

Diluted earnings per common share
As reported                                                                 $0.09           $0.11       $0.20        $0.24
Pro forma                                                                   $0.08           $0.09       $0.20        $0.22

Pro forma compensation expense may not be indicative of pro forma expense in future years. For purposes of estimating the fair value of each warrant on the date of grant, the Company utilized the Black-Scholes option-pricing model.

NOTE 5.  OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) is comprised solely of foreign currency translation losses at June 30, 2003 and 2002. The components of other comprehensive income, net of taxes, were as follows:

                                                                 Three months ended             Six months ended
                                                               June 30,      June 30,      June 30,        June30,
                                                                   2003          2002          2003           2002
                                                                   ____          ____          ____           ____
Income available to common stockholders                          $3,961        $4,426        $8,890         $9,184
Other comprehensive income (loss):
Foreign currency translation, net of tax                            (4)            10           (6)             18
                                                                 ______        ______        ______         ______
Comprehensive income                                             $3,957        $4,436        $8,884         $9,202
                                                                 ======        ======        ======         ======


                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

NOTE 6. SEGMENT INFORMATION

The Company operates in two principal segments: Ballistic-resistant equipment and protective athletic/sports products. Net sales, income from operations, depreciation expense, interest expense, income taxes, and identifiable assets for each of the Company's segments are as follows:


                                                            For The Three Months                    For The Six Months
                                                                Ended June 30,                         Ended June 30,
NET SALES                                                   2003               2002               2003               2002
                                                            ____               ____               ____               ____
Ballistic-resistant equipment                           $ 54,905           $ 32,493           $ 99,524           $ 64,652
Protective athletic & sports products                      1,620              1,521              3,154              3,001
                                                        ________           ________           ________           ________
Consolidated net sales                                  $ 56,525           $ 34,014           $102,678           $ 67,653
                                                        ========           ========           ========           ========

INCOME FROM OPERATIONS
Ballistic-resistant equipment                            $ 8,650            $ 5,489            $16,645            $11,233
Protective athletic & sports products                        243                239                476                447
Corporate and other (1)                                  (1,142)              (789)            (2,195)            (1,515)
                                                        ________           ________           ________           ________
Consolidated operating income                            $ 7,751            $ 4,939            $14,926            $10,165
                                                        ========           ========           ========           ========

DEPRECIATION EXPENSE
Ballistic-resistant equipment                               $ 72               $ 84               $144               $168
Protective athletic & sports products                         15                 28                 27                 59
                                                        ________           ________           ________           ________
                                                              87                112                172                227
Corporate and other                                           45                 24                 92                 53
                                                        ________           ________           ________           ________
Consolidated depreciation expense                           $132               $136               $263               $280
                                                        ========           ========           ========           ========

INTEREST EXPENSE
Ballistic-resistant equipment                              $ 292              $ 169               $576               $329
Protective athletic & sports products                         --                 --                 --                 --
                                                        ________           ________           ________           ________
                                                             292                169                576                329
Corporate and other (1)                                       50                304                 95                608
                                                        ________           ________           ________           ________
Consolidated interest expense                              $ 342              $ 473              $ 671              $ 937
                                                        ========           ========           ========           ========

INCOME TAXES
Ballistic-resistant equipment                                $ 7                $ 5                $11                $ 9
Protective athletic & sports products                         --                 --                 --                 --
                                                        ________           ________           ________           ________
                                                               7                  5                 11                  9
Corporate and other (1)                                    3,362                 56              5,937                 79
                                                        ________           ________           ________           ________
Consolidated tax expense                                  $3,369               $ 61             $5,948               $ 88
                                                        ========           ========           ========           ========



                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

NOTE 6. SEGMENT INFORMATION - (Continued)

                                                  June 30,         December 31,
                                                      2003                 2002
                                                      ____                 ____
IDENTIFIABLE ASSETS
Ballistic-resistant equipment                      $72,938              $56,471
Protective athletic & sports products                3,614                2,907
                                                   _______              _______
                                                    76,552               59,378
Corporate and other (2)                              2,688                5,993
                                                   _______              _______
Consolidated net assets                            $79,240              $65,371
                                                   =======              =======

     (1)  Corporate  and  other   expenses   includes   corporate   general  and
          administrative expenses.
     (2) Corporate and other assets are principally prepaid expenses, deferred income tax assets, other investment and property and equipment.

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

On October 1, 2002, a shareholders' derivative action was commenced in the Supreme Court of the State of New York, County of Nassau, on behalf of the Company against the directors and officers of the Company and the Company as a nominal defendant, by Plumbers & Pipefitters Local 112 Pension Fund, derivatively on behalf of itself and all others similarly situated. This case was dismissed with prejudice on March 13, 2003, without liability to the Company or its officers or directors. The Company is seeking dismissal of another identical suit brought on behalf of a second shareholder on the same grounds that required dismissal in the other suit. The Company maintains $10,000 of directors' and officers' liability insurance covering this type of claim.

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

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

NOTE 7.  CONTINGENCIES - (Continued)

The Company has filed a lawsuit in the Supreme Court of the State of New York, County of Nassau, against its insurance carrier and an insurance agent, for negligence and breach of fiduciary duties as a result of damages the Company incurred during Hurricane Irene in October 1999. The Company is vigorously pursuing this action. On March 17, 2003, the Company entered into a settlement agreement with its insurance agent for a $1,000 payment to the Company. The Company received a cash payment of approximately $739,000, which is net of the associated legal fees of $261. The $739 received by the Company is included in other income during the six months ended June 30, 2003. The lawsuit against the insurance carrier has been scheduled for trial in the fall of 2003.

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

In June 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES ("SFAS No. 146"). SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The impact of the adoption of SFAS No. 146 did not have a material impact on the Company's financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others," which expands previously issued accounting guidance and disclosure requirements for certain guarantees. The interpretation requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The impact of the adoption of FIN No. 45 did not have a material impact on the Company's consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure- an amendment of FASB Statement No. 123," which provides optional transition guidance for those companies electing to voluntarily adopt the accounting provisions of SFAS No. 123. In addition, SFAS No. 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

NOTE 8. RECENTLY ISSUED ACCOUNTING STANDARDS - (Continued)

accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not plan to change its method of accounting for stock-based employee compensation. The Company has adopted the interim disclosure provision for its financial reports, for the quarter ended June 30, 2003. The adoption of SFAS No. 148, has not had and is not expected to have a material impact on the Company financial position or results of operation.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another company. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46's consolidation requirements apply immediately to variable interest entities created or acquired after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company adopted FIN 46 effective January 31, 2003. The adoption of FIN 46 has not had and is not expected to have a material impact on the Company's consolidated financial condition or results of operations taken as a whole.

In April 2003, the FASB released SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, amends the definition of an underlying contract, and clarifies when a derivative contains a financing component in order to increase the comparability of accounting practices under SFAS No. 133. The statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the Company's financial position or results of operations.

In May 2003,  the FASB issued SFAS No. 150,  "Accounting  for Certain  Financial
Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The adoption of SFAS No. 150 is not expected to have a material impact on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

THREE MONTHS  ENDED JUNE 30,  2003,  COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2002

For the quarter ended June 30, 2003, the Company attained its highest consolidated net sales level in its history of approximately $56.5 million an increase of 66.2% over consolidated net sales of $34.0 million for the three months ended June 30, 2002. The Armor Group's revenue increased 69% to $54.9 million for the three months ended June 30, 2003 from approximately $32.5 for the three months ended June 30, 2002. This increase was attributable to increase orders from all sectors, including military, state and local law enforcement agencies as well as federal agencies. The Sports Group's revenue for the 2nd quarter increased 7.0% to $1.6 million over revenue of $1.5 million for the three months ended June 30, 2002. The increase in the Sports Group's revenue was attributable to the addition of Walmart stores in Canada to its customer base and expanded numbers of products in Target stores for 2003. The consolidated gross profit percentage for the quarter ended June 30, 2003 was 27.5% as compared to 29.5% for the quarter ended June 30, 2002. The primary reason for this decline is the added costs associated with increasing and expediting the Company's sales orders to meet the accelerated demand of our customers, including overtime costs and freight and delivery charges.

The Company's selling, general and administrative expenses as a percentage of sales improved to 13.8% of revenues for the three months ended June 30, 2003 as compared to 15.0% for the three months ended June 30, 2002. Driven primarily by the sales increases, operating income increased 56.9% to approximately $7.8 million for the three months ended June 30, 2003 versus approximately $4.9 million for the three months ended June 30, 2002.

Interest expense for the three months ended June 30, 2003 was approximately $342,000, a 27.7% decrease from the corresponding 2002 period. This decrease was due primarily to lower interest rates under the Company's revolving credit facility.

Income before taxes was approximately $7.4 million for the three months ended June 30, 2003, a 65.4% increase as compared to approximately $4.5 million for the same period in 2002. Income taxes for the three months ended June 30, 2003 was $3.4 million as compared to $61,000 for the three months ended June 30, 2002. The effective tax rate was nominal in 2002 due to the utilization of net operating loss carryforwards which was fully utilized during the three months ended March 31, 2003.

Income available to common stockholders was $4.0 million or $0.09 per diluted share for the three months ended June 30, 2003 as compared with income available to common stockholders of $4.4 million or $0.11 per diluted share for the three months ended June 30, 2002. The weighted average shares outstanding on a diluted basis for the three months ended June 30, 2003 were 44,235,879 as compared to 41,024,916 for the three months ended June 30, 2002.

SIX MONTHS ENDED JUNE 30, 2003, COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002

For the first half of 2003, consolidated net sales levels reached $102.7 million, an increase of 51% over consolidated net sales of $67.7 million for the first half of 2002. The Armor Group's revenue increased 53% from $64.6 million for the six months ended June 30, 2002 to $99.5 million for the six months ended June 30, 2003. This increase was attributable to increase orders from all sectors including, military, state and local law enforcement agencies as well as federal agencies. The Sports Group's revenue for the six months ended June 30, 2003 increased 5% to $3.2 million, compared to revenue of $3.0 million for the six months ended June 30, 2002. The increase in the Sports Group's revenue was attributable to the addition of Walmart stores in Canada to its customer base and expanded numbers of products in Target stores for 2003. The gross profit percentage for the consolidated operations for the six months ended June 30, 2003 was 27.7% as compared to 28.8% for the six months ended June 30, 2002.

The Company's selling, general and administrative expenses as a percentage of sales improved to 13.27% of revenues for the six months ended June 30, 2003 as compared to 13.8% for the six months ended June 30, 2002. Driven primarily by the sales increases, operating income increased 46.8% to approximately $14.9 million for the six months ended June 30, 2003 versus approximately $10.2 million for the six months ended June 30, 2002.

In March 2003, the Company signed a settlement agreement settling the lawsuit against its insurance agent for $1 million. The Company received a cash payment of approximately $739,000, which is net of the associated legal fees of $261,000. The Company still has pending its lawsuit against its insurance carrier for the majority of its loss arising from a hurricane. This case is scheduled for trial during the fourth quarter of 2003. The $739,000 received from the insurance agent is included in other income for the six months ended June 30, 2003.

Interest expense for the six months ended June 30, 2003 was approximately $671,000, a 28.4% decrease from the corresponding 2002 period. This decrease was due primarily to lower interest rates under the Company's revolving credit facility.

Income before taxes was approximately $15.0 million for the six months ended June 30, 2003, a 62.0% increase as compared to approximately $9.3 million for the same period in 2002. Income taxes for the six months ended 2003 was approximately $5.9 million as compared to $88,000 for the six months ended June 30, 2002. The effective tax rate for 2003 is 39.6% while the effective tax rate was nominal in 2002 due to the utilization of net operating loss carryforwards, which was fully utilized during the three months ended March 31, 2003.

Income available to common stockholders was approximately $8.9 million for the first half of 2003 or $0.20 per diluted share as compared with income available to common stockholders of $9.2 million or $0.24 per diluted share for the first half of 2002. The weighted average shares outstanding on a diluted basis for the six months ended June 30, 2003 were 43,722,690 as compared to 38,438,706 for the six months ended June 30, 2002.

On February 25, 2003, the Company signed an amendment to its credit agreement increasing its $25 million revolving credit facility to $35 million to fund its increased working capital requirements. Working capital at June 30,

2003 was approximately $66,019,000 versus $65,318,000 at March 31, 2003. On June 30, 2003 the balance due under the credit agreement was $28,254,000 compared to approximately $31,883,000 at March 31, 2003 and approximately $24,354,000 at December 31, 2002. The current ratio on June 30, 2003 was 7.6 to 1 as compared to 7.3 to 1 as of March 31, 2003. At June 30, 2003, stockholders' equity was approximately $40,553,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of liquidity are borrowings under its revolving credit facility. On February 25, 2003, the Company signed an amendment to the credit facility increasing the facility to $35 million (gradually decreasing to $25 million by November 30, 2003). The Company's primary capital requirements over the next twelve months are to assist its subsidiaries, Point Blank Body Armor, Inc., Protective Apparel Corporation of America (PACA) and NDL Products, Inc., in financing their working capital requirements. Working capital is required to finance the receivables, manufacturing process and inventory. Working capital at June 30, 2003 was approximately $66.01 million as compared to approximately
$53.13 million at December 31, 2002. The current ratio at June 30, 2003 was 7.6:1 as compared to 7.8:1 as of December 31, 2002. At June 30, 2003, stockholders' equity was approximately $40.6 million, up from $31.35 million as of December 31, 2002.

For the six months ended June 30, 2002 the Company's operations used cash of approximately $2,168,000. All the components of inventory, raw materials, work in process and finished goods increased to support the Company's increased sales volumes. However the increase in finished goods outweighs the other components and represents increased orders to be shipped to the Armor Group's customers. Since March 31, 2003, the accounts receivable days outstanding improved 18 days to 43 days at June 30, 2003 compared to the 61 days at March 31, 2003.

EFFECT OF INFLATION AND CHANGING PRICES

The Company did not experience any measurable increases in raw material prices during the three months ended June 30, 2003. The Company believes it will be able to increase prices on its products to meet future price increases in raw materials, should they occur.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company's management as well as assumptions made by, and information currently available to the Company's management. When used in this document, the words "anticipate," "believe," "estimate", "expect", "going forward", and similar expressions, as they relate to the Company or Company management, are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including, among others: risks associated with the uncertainty of future financial results, additional financing requirements, development of new products, government approval processes, the impact of competitive products or pricing, technological changes, and the effect of economic conditions; and continuing industry-wide pricing pressures and other industry conditions, as well as other risks and uncertainties, including without limitation those set forth in other sections of this Form 10-Q, in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2002, and/or in the Company's other documents filed with the Securities and Exchange Commission, whether or not such documents are incorporated herein by reference. In assessing forward-looking statements, readers are urged to read carefully all such cautionary statements. The forward-looking statements in this Form 10-Q speak only as of the date of this Form 10-Q, and the Company disclaims any obligation or undertaking to update such statements. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not issue or invest in financial instruments or their derivatives for trading or speculative purposes. The Company's market risk is limited to fluctuations in interest rates as it pertains to its borrowings under its revolving credit facility. The Company can borrow at either the bank's prime rate of interest or LIBOR plus 2.50 percent. Any increase in these reference rates could adversely affect the Company's interest expense. The Company does not have any material sales, purchases, assets or liabilities denominated in currencies other than the U.S. Dollar, and as such, is not subject to, material foreign currency exchange rate risk.

ITEM 4.  CONTROLS AND PROCEDURES

The Company carried out an evaluation, as required by Exchange Act Rule 13a-15(b), under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission filings. During the period covered by this quarterly report, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company's management, including the chief executive officer and chief financial officer, does not expect that the Company's disclosure controls or its internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

The Company monitors its disclosure controls and internal controls and makes modifications as necessary; the Company's intent in this regard is that the disclosure controls and the internal controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company has filed a lawsuit in the Supreme Court of the State of New York, County of Nassau, against its insurance carrier and an insurance agent, for negligence and breach of fiduciary duties as a result of damages the Company incurred during Hurricane Irene in October 1999. The Company is vigorously pursuing this action. On March 17, 2003, the Company entered into a settlement agreement with its insurance agent for a $1.0 million payment to the Company. The Company received a cash payment of approximately $739,000, which is net of the associated legal fees of $261,000. The $739,000 received by the Company is included in other income during the six months ended June 30, 2003. The lawsuit against the insurance carrier has been scheduled for trial in the fall of 2003.

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

On October 1, 2002, a shareholders' derivative action was commenced in the Supreme Court of the State of New York, County of Nassau, on behalf of the Company against the directors and officers of the Company and the Company as a nominal defendant, by Plumbers & Pipefitters Local 112 Pension Fund, derivatively on behalf of itself and all others similarly situated. This case was dismissed with prejudice on March 13, 2003, without liability to the Company or its officers or directors. The Company is seeking dismissal of another identical suit brought on behalf of a second shareholder on the same grounds that required dismissal in the other suit. The Company maintains $10 million of directors' and officers' liability insurance covering this type of claim.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION
None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

31.1 Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C.ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of the Chief Financial Officer Pursuant to 18 U.S.C.ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B)      REPORTS ON FORM 8-K

The Company filed the following Report on Form 8-K during the quarter ended June 30, 2003:

Form 8-K filed April 30, 2003 to report financial results for the quarterly period ended March 31, 2003. The Form 8-K included financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

Dated: August 13, 2003                        DHB INDUSTRIES, INC.
                                                 (Registrant)


      SIGNATURE                      CAPACITY                       DATE

                             Chief Executive Officer          August 13, 2003
 /s/ DAVID H. BROOKS        and Chairman of the Board
 ___________________

                             Chief Financial Officer and      August 13, 2003
/s/ DAWN M. SCHLEGEL         Principal Accounting Officer
____________________