Form 10-Q
period 2003-09-30
DHB INDUSTRIES INC
filed 2003-11-14
CIK 899166

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


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

                                Yes [ X ] No [ ]


As of November 13, 2003, there were 40,594,746 shares of Common Stock, $.001 par value outstanding.
================================================================================

                                      INDEX

PART I.  FINANCIAL INFORMATION                                              PAGE


Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets as of September 30,
       2003(Unaudited) and December 31, 2002                                   3

     Unaudited Condensed Consolidated Statements of Operations
       For The Three and Nine Months Ended September 30, 2003
       and 2002                                                                4

     Unaudited Condensed Consolidated Statements of Cash Flows
       For The Nine Months Ended September 30, 2003 and 2002                   5

     Notes to Unaudited Condensed Consolidated Financial Statements         6-12

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         13-16

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           16

Item 4.  Controls and Procedures                                           17-19

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 19-20

Item 2.  Changes in Securities and Use of Proceeds                            20

Item 3.  Defaults Upon Senior Securities                                      20

Item 4.  Submission of Matters to a Vote of Security Holders                  20

Item 5.  Other Information                                                    20

Item 6.  Exhibits and Reports on Form 8-K                                  20-21

Signatures                                                                    22

Certifications                                                             23-26


                    ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           AS OF SEPTEMBER 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002
                 (In thousands, except share and per share data)

                                                                         September 30,       December 31,
 ASSETS                                                                      2003                2002
                                                                             ----                ----
 Current assets
 Cash and cash equivalents                                                     $562               $393
 Accounts receivable, less allowance for doubtful
    accounts of $1,064 and $1,070, respectively                              26,492             22,904
 Inventories                                                                 49,933             33,360
 Deferred income tax assets                                                     784              3,319
 Prepaid expenses and other current assets                                    2,829                971
                                                                            -------            -------
 Total current assets                                                        80,600             60,947
                                                                            -------            -------

 Property and equipment, net                                                  1,823              1,620
                                                                            -------            -------

 Other assets
 Other investment                                                               942                942
 Deferred income tax assets                                                      --              1,402
 Deposits and other assets                                                      414                460
                                                                            -------            -------
 Total other assets                                                           1,356              2,804
                                                                            -------            -------
 Total assets                                                               $83,779            $65,371
                                                                            =======            =======

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities
 Accounts payable                                                            $5,608             $5,368
 Accrued expenses and other current liabilities                               8,394              2,454
 Capital lease obligation                                                         1                 --
                                                                            -------            -------
 Total current liabilities                                                   14,003              7,822
                                                                            -------            -------

 Long term liabilities
 Notes payable-bank                                                          25,638             24,354
 Note payable - stockholder                                                      --              1,500
 Other liabilities                                                              439                350
                                                                            -------            -------

 Total liabilities                                                           40,080             34,026
                                                                            -------            -------

 Commitments and contingencies

 Stockholders' equity
 Convertible preferred stock, $0.001 par value,
   5,000,000 shares authorized, 500,000 shares of Series
   A, 12% convertible preferred stock issued and
   outstanding                                                                    1                  1
 Common stock, $0.001 par value, 100,000,000
   shares authorized, 40,594,746 and 40,413,746                                  41                 40
 Additional paid in capital                                                  35,108             34,792
 Accumulated other comprehensive loss                                          (54)               (41)
 Retained earnings (accumulated deficit)                                      8,603            (3,447)
                                                                            -------            -------
 Total stockholders' equity                                                  43,699             31,345
                                                                            -------            -------
 Total liabilities and stockholders' equity                                 $83,779            $65,371
                                                                            =======            =======

      (See Notes to Unaudited Condensed Consolidated Financial Statements)


                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (In thousands, except share and per share data)

                                                    For the Three Months         For the Nine Months
                                                    Ended September 30,          Ended September 30,
                                                      2003            2002*         2003             2002*
                                                      ----            ----          ----             ----
Net sales                                            $54,417        $30,146       $157,095         $97,799

Cost of goods sold (includes related
   party purchases of $6,802, $1,905,
   $20,856, and $3,791 respectively)                  39,599         21,005        113,785          69,166
                                                     -------        -------       --------         -------

Gross profit                                          14,818          9,141         43,310          28,633

Selling, general and administrative expenses           9,055          7,605         22,621          17,156
                                                     -------        -------       --------         -------

Income before other income (expense)                   5,763          1,536         20,689          11,477
                                                     -------        -------       --------         -------

Other income (expense)
Interest expense                                        (306)          (538)          (977)         (1,475)
Proceeds from settlement of lawsuit                       --             --            739              --
Other income                                              24             35             48              79
                                                     -------        -------       --------         -------
Total other income (expense)                            (282)          (503)          (190)         (1,396)
                                                     -------        -------       --------         -------

Income before income taxes                             5,481          1,033         20,499          10,081

Income taxes                                           2,231             81          8,179             169
                                                     -------        -------       --------         -------

Net income                                             3,250            952         12,320           9,912

Dividend - preferred stock                              (90)             --          (270)              --
                                                     -------        -------       --------         -------

Income available to common stockholders
                                                      $3,160          $ 952        $12,050         $ 9,912
                                                     =======        =======       ========         =======

Earnings per common share:
Basic shares                                           $0.08          $0.02          $0.30           $0.27
                                                       =====          =====          =====           =====
Diluted shares                                         $0.07          $0.02          $0.27           $0.23
                                                       =====          =====          =====           =====

Weighted average shares outstanding:
Basic shares                                      40,594,746     40,413,746     40,490,062      36,262,668
Effect of convertible preferred stock                500,000        500,000        500,000         500,000
Warrants                                           3,416,044      2,913,834      3,063,268       6,756,985
                                                   ---------      ---------      ---------       ---------
Diluted shares                                    44,510,790     43,827,580     44,053,330      43,519,653
                                                  ==========     ==========     ==========      ==========

                     * - 2002 has been restated - see Note 2

      (See Notes to Unaudited Condensed Consolidated Financial Statements)


                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 (In thousands, except share and per share data)
                                                                    For the Nine Months
                                                                    Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES                                     2003            2002
                                                                         ----            ----
Income available to common stockholders                               $12,050         $ 9,912
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization                                             432             377
Amortization of deferred financing costs                                   98             100
Stock issued for services                                                  56             429
Deferred rent                                                              89             119
Deferred income tax assets                                              3,938              --
Changes in operating assets and liabilities
Accounts receivable                                                   (3,588)         (2,652)
Inventories                                                          (16,573)         (8,731)
Prepaid expenses and other current assets                             (1,858)             284
Deposits and other assets                                                (53)              66
Accounts payable                                                          240         (4,947)
Accrued expenses and other current liabilities                          5,939           1,893
                                                                    ---------        --------
Net cash provided by (used) in operating activities                       770         (3,150)
                                                                    ---------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the disposition of assets                                    --             302
Purchases of property and equipment                                     (614)           (259)
                                                                    ---------        --------
Net cash provided by (used in) investing activities                     (614)              43
                                                                    ---------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds of notes payable- bank                                     1,283           6,417
Payments of note payable- stockholder                                 (1,500)         (8,500)
Principal payments on long-term debt                                     (19)         (1,634)
Proceeds from the issuance of common stock                                261           6,333
Proceeds from the issuance of preferred stock                              --           3,000
                                                                    ---------        --------

Net cash provided by financing activities                                  25           5,616
                                                                    ---------        --------

Effect of foreign currency translation                                   (12)               5
                                                                    ---------        --------

Net increase in cash and cash equivalents                                 169           2,514

Cash and cash equivalents at beginning of the period                      393             145
                                                                    ---------        --------

Cash and cash equivalents at end of the period                           $562          $2,659
                                                                    =========        ========

Supplemental cash flow information
Cash paid for:
Interest                                                               $1,000          $1,474
                                                                    =========        ========
Taxes                                                                    $290             $71
                                                                    =========        ========
Non-cash investing and financing activities
Property and equipment acquired under capital lease                       $20             $--
                                                                    =========        ========

     (See Notes to Unaudited Condensed Consolidated Financial Statements)

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements of DHB Industries, Inc. and subsidiaries (collectively "DHB" or the "Company") as of September 30, 2003 and for the three and nine months ended September 30, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The unaudited financial statements include all adjustments, consisting only of normal and recurring adjustments, which, in the opinion of management, were necessary for a fair presentation of financial condition, results of operations and cash flows for such periods presented. However, these results of operations are not necessarily indicative of the results for any other interim period or for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been omitted in accordance with published rules and regulations of the Securities and Exchange Commission ("SEC"). These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2002 filed with the SEC on March 31, 2003, as amended on Form 10-K/A filed with the SEC on July 24, 2003.

NOTE 2.  RESTATEMENT

During the fourth quarter of 2002, the Company recorded certain adjustments as described in Note 15 to the Company's consolidated financial statements contained in Form 10-K/A filed with the SEC on July 24, 2003. The effect of these adjustments on the condensed consolidated statements of operations for the first quarter of 2002 was a decrease in net income and no change in basic and diluted earnings per share. For the second and third quarters of 2002 there would have been a decrease in net income, basic earnings per share, and diluted earnings per share for each quarter. The Company has restated the three and nine months ended September 30, 2002, to show the effect of the adjustments on the condensed consolidated statements of operations. The first adjustment was an additional accrual to straight-line rent expense in accordance with SFAS No. 13 "Accounting for Leases," which increases the selling, general and administrative expenses by $39 for each of the first three quarters of 2002 for a total of $117 for the nine months ended September 30, 2002. In addition to straight-lining rent expense, the Company recorded in the fourth quarter of 2002 a $646 expense for the issuance of stock warrants to an unaffiliated outside consultant, of which $146 and $284 was applicable to the second and third quarter of 2002, respectively. The following table shows the consolidated net income as originally reported and restated for the each quarter of 2002. These adjustments increase selling, general and administrative expenses for the first quarter, second quarter and third quarter of 2002 and decreased the selling, general and administrative expenses for the fourth quarter of 2002.

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

NOTE 2.  RESTATEMENT (Continued)

                                                                     2002
                                          ----------------------------------------------------------
                                           1ST QUARTER    2ND QUARTER    3RD QUARTER    4TH QUARTER

Straight-lining rent expense                     $(39)          $(39)         $(39)            $117

Stock based compensation                             -          (146)         (284)             430
                                          ------------- -------------- ------------- ---------------

Total adjustments                                 (39)          (185)         (323)             547

As reported - net income                        4,758          4,426         1,275            5,176
                                          ------------- -------------- ------------- ---------------

As restated net income                          $4,719         $4,241          $952          $5,723
                                                ======         ======          ====          ======

Earnings per share
Basic shares as originally reported              $0.14          $0.12         $0.03           $0.13
Effect of adjustments                             0.00          (0.01)        (0.01)           0.01
                                          ------------- -------------- ------------- ---------------
Basic share as restated                          $0.14          $0.11         $0.02           $0.14
                                          ------------- -------------- ------------- ---------------

Diluted shares as originally reported            $0.11          $0.11         $0.03           $0.12
Effect of adjustments                             0.00          (0.01)        (0.01)           0.01
                                          ------------- -------------- ------------- ---------------
Diluted shares as restated                       $0.11          $0.10         $0.02           $0.13
                                          ------------- -------------- ------------- ---------------


NOTE 3.  INVENTORIES

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and are summarized as follows:

                                              September 30,       December 31,
                                              -------------       ------------
                                                       2003               2002
                                                       ----               ----
               Raw materials and supplies           $17,082            $14,833
               Work in process                       12,623              9,116
               Finished goods                        20,228              9,411
                                                     ------              -----
                                                    $49,933            $33,360
                                                    =======            =======

NOTE 4   LONG TERM DEBT

On September 24, 2001, the Company entered into a Loan and Security Agreement (the "Credit Agreement"), as amended on June 28, 2002, February 25, 2003 and effective August 30, 2003, which expires on October 1, 2004. Pursuant to the Credit Agreement, the Company may borrow up to the lesser of (i) $35,000 during the period commencing on February 18, 2003 and ending on December 31, 2003, and $25,000 at all times on and after January 1, 2004, or (ii) 85% of eligible accounts

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

NOTE 4   LONG TERM DEBT (Continued)

receivable plus the lesser of $14,000 or certain percentages of eligible inventory, as defined. Borrowings under the Credit Agreement bear interest, at the Company's option, at the bank's prime rate or LIBOR plus 2 1/2% per annum (3.66% and 3.928% at September 30, 2003 and December 31, 2002, respectively).

In June 2003, the Company repaid the entire $1,500 note payable to its majority shareholder.

NOTE 5. STOCK BASED COMPENSATION

Warrants

In January 2003, the then five members of the Company's Board of Directors were each awarded 50,000 warrants exercisable at $1.41 per share for five years. In July 2003, the additional Board member was issued 50,000 warrants exercisable at $4.28 per share for five years. In addition, in February 2003, the Board of Directors awarded key employees a total of 35,000 warrants exercisable at $2.01 per share, which expire in February 2008. In July 2003, the Board of Directors awarded a key employee 33,000 warrants exercisable at $3.85 per share, which expire in July 2008. During the six months ended June 30, 2003, the Company also issued 15,000 shares of stock to an employee.

During the nine months ended September 30, 2003, warrants were exercised to purchase 166,000 shares of the Company's common stock with aggregate proceeds of approximately $261.

Warrants to purchase 508,000 and 200,000 shares of the Company's common stock that were outstanding at September 30, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive, since the strike prices were above the average fair market value of DHB's stock price.

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

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options and warrants which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


NOTE 5. STOCK BASED COMPENSATION - (Continued)

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

The weighted-average warrant fair values and assumptions used to estimate these values are as follows:

                                                       Grants Issued During
                                                       2003             2002
                                                       ----             ----
       Risk-free interest rate                        3.942%            4.67%
       Expected volatility of common stock            118.80%          94.55%
       Dividend yield                                  0.00%            0.00%
       Expected option term                           5 years        5.14 years


The Company's net income and earnings per share would have been reduced to the pro forma amounts shown below if compensation cost had been determined based on the fair value at the grant dates in accordance with SFAS No. 123 and 148, "Accounting for Stock-Based Compensation."

                                                                          For the Three Months       For the Nine Months
                                                                          Ended September 30,        Ended September 30,
                                                                             2003            2002*        2003         2002*
                                                                             ----            ----         ----         ----
Income available to common stockholders, as reported                       $3,160           $ 952      $12,050       $9,912
Deduct: compensation determined under fair value based method for
  all awards, net of related tax effect                                       439             665          656          665
                                                                           ------           -----      -------       ------
Pro forma net income                                                        2,721             287       13,394        9,247
                                                                           ------           -----      -------       ------

Basic earnings per common share
As reported                                                                 $0.08           $0.02        $0.30        $0.27
Pro forma                                                                   $0.07           $0.01        $0.28        $0.26

Diluted earnings per common share
As reported                                                                 $0.07           $0.02        $0.27        $0.23
Pro forma                                                                   $0.06           $0.01        $0.26        $0.21


                     * - 2002 has been restated - see Note 2

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

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

NOTE 6.  OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) is comprised solely of foreign currency translation losses at September 30, 2003 and 2002. The components of other comprehensive income, net of taxes, were as follows:

                                                 Three months ended             Nine months ended
                                                    September 30,                 September 30,
                                                   2003          2002          2003           2002
                                                   ----          ----          ----           ----
Net income                                       $3,250         $ 952       $12,320        $ 9,912
Other comprehensive income (loss):
Foreign currency translation, net of tax           (13)         ( 13)          (12)              5
                                                 ------         -----       -------        -------
Comprehensive income                             $3,237         $ 939       $12,308        $ 9,917
                                                 ======         =====       =======        =======

NOTE 7. SEGMENT INFORMATION

The Company operates in two principal segments: Ballistic-resistant equipment and protective athletic/sports products. Net sales, income from operations, depreciation and amortization expense, interest expense, income before income taxes, income taxes, and identifiable assets for each of the Company's segments are as follows:


                                            For The Three Months                   For The Nine Months
                                             Ended September 30,                   Ended September 30,
                                                  2003               2002               2003               2002
                                                  ----               ----               ----               ----
NET SALES
Ballistic-resistant equipment                 $ 52,962           $ 28,737           $152,485           $ 93,389
Protective athletic & sports products            1,455              1,409              4,610              4,410
                                              --------           --------           --------           --------
Consolidated net sales                         $54,417            $30,146           $157,095            $97,799
                                               =======            =======           ========            =======

INCOME FROM OPERATIONS
Ballistic-resistant equipment                  $ 7,604            $ 2,671            $24,249            $13,827
Protective athletic & sports products              142                202                618                649
Corporate and other (1)                        (1,983)            (1,337)            (4,178)            (2,999)
                                              --------           --------           --------           --------
Consolidated operating income                  $ 5,763            $ 1,536            $20,689            $11,477
                                               =======            =======            =======            =======

DEPRECIATION AND AMORTIZATION EXPENSE
Ballistic-resistant equipment                     $108               $ 64               $252               $231
Protective athletic & sports products               13                 20                 42                 74
Corporate and other                                 46                 19                138                 72
                                                  ----               ----               ----               ----
Consolidated depreciation and amortization
  expense                                         $167               $103               $432               $377
                                                  ====               ====               ====               ====

INTEREST EXPENSE
Ballistic-resistant equipment                    $ 302              $ 229               $877               $558
Protective athletic & sports products               --                 --                 --                 --
Corporate and other (1)                              4                309                100                917
                                                 -----              -----              -----             ------
Consolidated interest expense                    $ 306              $ 538              $ 977             $1,475
                                                 =====              =====              =====             ======

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

NOTE 7. SEGMENT INFORMATION (Continued)

                                                           For The Three Months                   For The Nine Months
                                                           Ended September 30,                    Ended September 30,
                                                            2003               2002               2003               2002
                                                            ----               ----               ----               ----
INCOME BEFORE INCOME TAXES
Ballistic-resistant equipment                             $4,478               $537            $13,474             $4,798
Protective athletic & sports products                        110                165                516              1,583
Corporate and other (1)                                      893                331              6,509              3,700
                                                          ------             ------            -------            -------
Consolidated Income before income taxes                   $5,481             $1,033            $20,499            $10,081
                                                          ======             ======            =======            =======

INCOME TAXES
Ballistic-resistant equipment                                $47                $ 9                $58                $18
Protective athletic & sports products                          1                 --                  1                 --
Corporate and other (1)                                    2,183                 72              8,120                151
                                                          ------               ----             ------               ----
Consolidated tax expense                                  $2,231               $ 81             $8,179               $169
                                                          ======               ====             ======               ====

                                                   September 30,         December 31,
                                                            2003                 2002
                                                            ----                 ----
IDENTIFIABLE ASSETS
Ballistic-resistant equipment                            $77,826              $56,471
Protective athletic & sports products                      3,530                2,907
                                                         -------              -------
                                                          81,356               59,378
Corporate and other (2)                                    2,423                5,993
                                                         -------              -------
Consolidated net assets                                  $83,779              $65,371
                                                         =======              =======

(1) Corporate and other expenses includes corporate general and administrative expenses.
(2) Corporate and other assets are principally prepaid expenses, deferred income tax assets, other investment and property and equipment.

NOTE 8.  CONTINGENCIES
The Company is party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, all such matters are without merit or are of such kind, or involve such amounts, that an unfavorable disposition would not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

Since March, the UNITE Union, as part of its unsuccessful organizing campaign, has filed eight unfair labor practice charges against the Company with the National Labor Relations Board ("NLRB"). The union has withdrawn five of these charges. The NLRB is currently investigating the remaining three charges. The Company is confident it has not breached any provision of the National Labor Relations Act.

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

NOTE 8.  CONTINGENCIES - (Continued)

On October 1, 2002, a shareholders' derivative action was commenced in the Supreme Court of the State of New York, County of Nassau, on behalf of the Company against the directors and officers of the Company and the Company as a nominal defendant, by Plumbers & Pipefitters Local 112 Pension Fund, derivatively on behalf of itself and all others similarly situated. This case was dismissed with prejudice on March 13, 2003, without liability to the Company or its officers or directors. The Company is seeking dismissal of a second shareholder derivative action brought by William Gosner against the Company on October 25, 2003 with essentially the same four separate causes of action of fiduciary duty, aiding and abetting breach of fiduciary duty, constructive fraud, and abuse of control that the Plumbers & Pipefitters Local 112 union Fund previously brought against the Company, that the Supreme Court, Naussau county, has already dismissed. Mr. Gosner is seeking declaratory and injunctive relief, compensatory and punitive damages, plaintiff costs and attorney fees. The Company maintains $10 million of directors' and officers' liability insurance covering this type of claim.

On or about October 30, 2002, the Company filed a lawsuit in the United States District Court for the Southern District of Florida against certain union leaders, claiming defamation, conspiracy to defame and tortious interference with contractual and ongoing business relationships. The case is still in its preliminary stages, and the Company is vigorously pursuing this action.

The Company has filed a lawsuit in the Supreme Court of the State of New York, County of Nassau, against its insurance carrier and an insurance agent, for negligence and breach of fiduciary duties as a result of damages the Company incurred during Hurricane Irene in October 1999. The Company is vigorously pursuing this action. On March 17, 2003, the Company entered into a settlement agreement with its insurance agent for a $1,000 payment to the Company. The Company received a cash payment of approximately $739, net of the associated legal fees of $261. The $739 received by the Company is included in other income during the nine months ended September 30, 2003. The lawsuit against the insurance carrier has been scheduled for arbitration in the winter of 2003.

NOTE 9. USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during each reporting period. Actual results could differ from those estimates.

Note 10. RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2003,  the FASB issued SFAS No. 150,  "Accounting  for Certain  Financial
Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The adoption of SFAS No. 150 has not had and is not expected to have a material impact on the Company's consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002

Consolidated net sales for the quarter ended September 30, 2003 increased 80.5% to $54.4 million as compared to the consolidated net sales of $30.1 million for the quarter ended September 30, 2002. The Armor Group's revenue increased 84.3% to $53.0 million for the three months ended September 30, 2003 from approximately $28.7 million for the three months ended September 30, 2002. This increase was attributable to additional orders from the military as well as a 61.3% increase in sales to state and local law enforcement agencies. The Sports Group's revenue for the three months ended September 30, 2003 increased 3.3% to approximately $1.5 million over revenue of approximately $1.4 million for the three months ended September 30, 2002. The consolidated gross profit percentage for the quarter ended September 30, 2003 was 27.2% as compared to 30.3% for the quarter ended September 30, 2002. This decrease in the gross profit percentage reflects a change in the product mix as well as the additional costs associated with increasing and expediting the Company's sales orders to meet the accelerated demand of our customers, including overtime costs and freight and delivery charges. The Company expects the gross margins to remain between the range mentioned about in the next year.

The Company's selling, general and administrative expenses as a percentage of sales improved to 16.6% of revenues for the three months ended September 30, 2003 as compared to 25.2% for the three months ended September 30, 2002, as restated. The Company did incur increased selling, general and administrative expenses during the third quarter of 2003 over the second quarter 2003 in conjunction with the resignation of its independent auditors, Grant Thornton LLP, and the legal and accounting fees associated with the Form 10-K/A filed on July 24, 2003 and the Form 8-Ks filed on August 27, September 2, and September 9, 2003. Selling, general and administrative expenses during the quarter ended September 30, 2002 increased primarily due to non-recurring expenses including sharply increased legal fees pertaining to the Company's successful defense of a patent infringement suit, legal and professional fees associated with a union organizing campaign relating to the Company's Point Blank Body Armor subsidiary, and $284,000 for Black-Scholes value for the issuance of stock warrants to an outside consultant. Operating income increased 275.2% in the third quarter of 2003 as compared to the 2002 period, driven primarily by the decrease in the percentage of selling, general and administrative expenses and the increased sales volumes. Operating income for the third quarter of 2003 was approximately $5.8 million versus approximately $1.5 million for the three months ended September 30, 2002.

Interest expense for the three months ended September 30, 2003 was approximately $306,000, a 43.1% decrease from approximately $538,000 in the corresponding 2002 period. This decrease was due primarily to lower interest rates under the Company's revolving credit facility.

Income before taxes increased by 430% to approximately $5.5 million for the three months ended September 30, 2003, as compared to approximately $1.0 million for the same period in 2002, as restated. Income taxes for the three months ended September 30, 2003 was $2.2 million as compared to $81,000 for the three months ended September 30, 2002. The Company's 2003 income taxes are higher as the effective tax rate was nominal in 2002 due to the utilization of net operating loss carryforwards.

Income available to common stockholders was approximately $3.2 million or $0.07 per diluted share for the three months ended September 30, 2003 as compared with income available to common stockholders of $952,000 or $0.02 per diluted share for the three months ended September 30, 2002, as restated. The weighted average shares outstanding on a diluted basis for the three months ended September 30, 2003 were 44,510,790 as compared to 43,827,580 for the three months ended September 30, 2002.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003, COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

For the first nine months of 2003, consolidated net sales reached $157 million, an increase of 60.6% over consolidated net sales of nearly $98 million for the first nine months of 2002. The Armor Group's revenue increased 63.3% from $93.4 million for the nine months ended September 30, 2002 to $152.5 million for the nine months ended September 30, 2003. This increase was attributable to an 83.2% increase in the Armor Group's military revenues as well as a 52.1% increase in revenues from state and local law enforcement agencies. The Sports Group's revenue for the nine months ended September 30, 2003 increased 4.5% to $4.6 million, compared to revenue of $4.4 million for the nine months ended September 30, 2002. This was attributable to the addition of Longs drug stores and the addtion of Wal-Mart stores in Canada to the Sports Group's customer base, and expanded numbers of products in Target stores for 2003. The gross profit percentage for the consolidated operations for the nine months ended September 30, 2003 was 27.6% as compared to 29.3% for the nine months ended September 30, 2002.

The Company's selling, general and administrative expenses as a percentage of sales improved to 14.4% of revenues for the nine months ended September 30, 2003 as compared to 17.5% for the nine months ended September 30, 2002, as restated. Driven by the decrease in the percentage of selling, general and administrative expenses and coupled with the sales volume increases, operating income increased 80.3% to approximately $20.7 million for the nine months ended September 30, 2003 versus approximately $11.5 million for the nine months ended September 30, 2002.

In March 2003, the Company signed a settlement agreement settling the lawsuit against its insurance agent for $1 million. The Company received a cash payment of approximately $739,000, which is net of the associated legal fees of $261,000. The Company still has pending its lawsuit against its insurance carrier for the majority of its loss arising from a hurricane. This case is scheduled for arbitration during winter 2003. The $739,000 received from the insurance agent is included in other income for the nine months ended September 30, 2003.

Interest expense for the nine months ended September 30, 2003 was approximately $977,000, a 33.8% decrease from the approximately $1,475,000 in corresponding 2002 period. This decrease was due primarily to lower interest rates under the Company's revolving credit facility.

Income before taxes was approximately $20.5 million for the nine months ended September 30, 2003, a 103.3% increase as compared to approximately $10.1 million for the same period in 2002, as restated. Income taxes for the nine months ended September 30, 2003 was approximately $8.2 million as compared to $169,000 for the nine months ended September 30, 2002. The effective tax rate for 2003 is 40% while the effective tax rate was nominal in 2002 due to the utilization of net operating loss carryforwards. The Company recognized the deferred tax asset for the tax benefit of the net operating loss carryforwards during the fourth quarter of 2002, which was fully utilized during the three months ended March 31, 2003.

Income available to common stockholders was approximately $12.1 million for the first nine months of 2003 or $0.27 per diluted share, as compared with income available to common stockholders of $9.9 million or $0.23 per diluted share for the first nine months of 2002, as restated. The weighted average shares outstanding on a diluted basis for the nine months ended September 30, 2003 were 44,053,330 as compared to 43,519,653 for the nine months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of liquidity are borrowings under its credit agreement. The credit facility currently permits borrowings of up to $35 million, which decreases to $25 million by January 1, 2004. Borrowings under the Credit Agreement bear interest, at the Company's option, at the bank's prime rate or LIBOR plus 2 1/2% per annum (3.66% and 3.928% at September 30, 2003 and December 31, 2002, respectively). The Company plans to refinance this facility during the fourth quarter of 2003. The Company's primary capital requirements over the next twelve months are to assist its subsidiaries, Point Blank Body Armor, Inc., Protective Apparel Corporation of America (PACA) and NDL Products, Inc., in financing their working capital requirements. Working capital is required to finance the receivables, manufacturing process and inventory. Working capital at September 30, 2003 was approximately $66.6 million as compared to approximately $53.1 million at December 31, 2002. The current ratio is a measure of liquidity, which indicates the extent to which the current liabilities are covered. The current ratio is calculated by dividing current assets by current liabilities. The current ratio at September 30, 2003 was 5.8:1 as compared to 7.8:1 as of December 31, 2002. At September 30, 2003, stockholders' equity was approximately $43.7 million, up from $31.3 million as of December 31, 2002.

On September 30, 2003, the balance due under the credit facility was approximately $25.6 million compared to approximately $28.3 million at June 30, 2003, approximately $31.9 million at March 31, 2003, and approximately $24.4 million at December 31, 2002. In June 2003, the Company repaid the entire $1.5 million note payable to its majority shareholder.

For the nine months ended September 30, 2003, the Company's operations provided cash of $770,000 compared to cash used in operations of $3.2 million for the nine months ended September 30, 2002. The biggest use of cash during the nine months ended September 30, 2003 was approximately $16.6 million to increase the Company's inventory levels since year-end in support of the Company's increased sales volumes. All of the components of inventory, raw materials, work in process and finished goods increased. However, the increase in finished goods outweighs the other components and represents increased orders to be shipped to the Armor Group's customers. The accounts receivable days outstanding were 46 days at September 30, 2003.

Capital expenditures for the nine months ended September 30, 2003 were approximately $614,000 as compared to $259,000 for the nine months ended September 30, 2002. The primary reason for the increased capital expenditures is the result of the Company expanding its operations by adding an additional manufacturing facility for the Armor Group in Deerfield Beach, Florida.

EFFECT OF INFLATION AND CHANGING PRICES

The Company did not experience any measurable increases in raw material prices during the nine months ended September 30, 2003. The Company believes it will be able to increase prices on its products to meet future price increases in raw materials, if they occur.

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

ITEM 4.  CONTROLS AND PROCEDURES

The Company carried out an evaluation, as required by Exchange Act Rule 13a-15(b), under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission filings. During the period covered by this quarterly report, the Company has begun to implement certain changes its internal control over financial reporting as described below, which that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As disclosed in the Company's Form 8-K filed on August 27, 2003, Grant Thornton LLP ("Grant Thornton"), the Company's former independent accountants, informed the Company that they considered there to be certain deficiencies in the Company's internal control procedures that would be deemed to be a material weakness under standards established by the American Institute of Certified Public Accountants. Grant Thornton made this determination in connection with the preparation of the Company's consolidated financial statements as of and for the year ended December 31, 2002 for inclusion in the Company's Form 10-K/A, which was filed on July 24, 2003 to supplement the Company's Form 10-K filed on March 31, 2003. The opinion of Grant Thornton in the Form 10-K/A did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

The former independent accountants informed the Company and the Audit Committee of these deficiencies in a letter delivered on August 20, 2003. These deficiencies included the failure to disclose certain related party transactions in the Company's Form 10-K for the fiscal year ended December 31, 2002, the Company's reliance on substantial outside assistance from outside professionals in preparing the Company's financial statements, and understaffing in the Company's accounting and finance department. The Form 10-K/A filed by the Company on July 24, 2003 fully disclosed the related party transactions.

In response to these issues, senior management and the Audit Committee directed the Company to dedicate resources and take additional steps to strengthen its control processes and procedures to ensure that these internal control deficiencies do not result in a material misstatement in the Company's consolidated financial statements. Specifically, we have implemented or are preparing to implement the following additional procedures:

     o The Company briefed the Chairman and Chief Executive Officer on the requirement to disclose related party transactions.
     o The Company distributed a questionnaire to each of the Company's officers and directors specific to related party transactions; and the Company is considering more rigorous follow-up with its directors and executive officers regarding their responses to annual questionnaires used in preparing the Company's Form 10-K and proxy materials.
     o The Company developed a financial statement disclosure checklist to be completed by the Chief Financial Officer each time the Company prepares financial statements.
     o The Company intends to begin the preparation of its quarterly and annual financial statements sooner after the end of each fiscal quarter and fiscal year, and to undertake an additional layer of internal review prior to delivering drafts to its outside professionals.
     o The Company intends to reinforce with its new auditors their ability to communicate with and obtain information from lower level personnel in the Company's accounting and finance department.
     o The Company will evaluate further delegation and allocation of responsibilities within its accounting and finance department to facilitate prompt availability of financial information.
     o Since the beginning of the current fiscal year, the Company hired new financial reporting personnel, including a Corporate Treasurer, a Controller for the Point Blank subsidiary and a staff accountant/assistant controller. The Company also hired a Controller within the last twelve months for its PACA facility.
     o The Company intends to review, confirm and clarify with its personnel their specific functions and responsibilities to promote the orderly flow and availability of financial data and information
     o During the second quarter, the Company hired an internal control professional to review and revamp the Company's internal control policies and procedures. The Company also engaged the firm Eisner LLP to assist management in complying with the internal control requirements under Section 404 of the Sarbanes-Oxley Act of 2002 ("SOXA") to gain greater efficiency and effectiveness. The Company provided Eisner LLP with copies of the updated policies and procedures and flowcharts of the Accounting and IT departments.

The Company will continue to: (a) evaluate the effectiveness of its internal controls and procedures on an ongoing basis, (b) implement actions to enhance its resources and training in the area of financial reporting and disclosure responsibilities, and (c) review such actions with the Audit Committee and the Company's new independent accountants, Weiser LLP. The Company has discussed its corrective actions and plans with the Audit Committee and Weiser LLP. The Company separately has engaged the firm Eisner LLP to assist management in complying with the internal control requirements under Section 404 of SOXA to gain greater efficiency and effectiveness. Management estimates that this internal control evaluation will be completed in November 2003.

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

ITEM 1.  LEGAL PROCEEDINGS

The Company has filed a lawsuit on March 14, 2000 in the Supreme Court of the State of New York, County of Nassau, against its insurance carrier and an insurance agent, for negligence and breach of fiduciary duties as a result of damages the Company incurred during Hurricane Irene in October 1999. The Company is vigorously pursuing this action. On March 17, 2003, the Company entered into a settlement agreement with its insurance agent for a $1.0 million payment to the Company. The Company received a cash payment of approximately $739,000, which is net of the associated legal fees of $261,000. The $739,000 received by the Company is included in other income during the nine months ended September 30, 2003. The lawsuit against the insurance carrier has been scheduled for mediation in the winter of 2003.

Since March, the UNITE Union, as part of its unsuccessful organizing campaign, has filed eight unfair labor practice charges against the Company with the National Labor Relations Board ("NLRB"). The union has withdrawn five of these charges. The NLRB is currently investigating the remaining three charges. The Company is confident it has not breached any provision of the National Labor Relations Act.

On October 1, 2002, a shareholders' derivative action was commenced in the Supreme Court of the State of New York, County of Nassau, on behalf of the Company against the directors and officers of the Company and the Company as a nominal defendant, by Plumbers & Pipefitters Local 112 Pension Fund, derivatively on behalf of itself and all others similarly situated. This case was dismissed with prejudice on March 13, 2003, without liability to the Company or its officers or directors. The Company is seeking dismissal of a second shareholder derivative action brought by William Gosner against the Company on October 25, 2003 with essentially the same four separate causes of action of fiduciary duty, aiding and abetting breach of fiduciary duty, constructive fraud, and abuse of control that the Plumbers & Pipefitters Local 112 union Fund previously brought against the Company, that the Supreme Court, Nassau county, has already dismissed. Mr. Gosner is seeking declaratory and injunctive relief, compensatory and punitive damages, plaintiff costs and attorney fees. The Company maintains $10 million of directors' and officers' liability insurance covering this type of claim.

The Company is also involved in other litigation, which management considers to be routine and incidental to the Company's business. Management does not expect the results of any of these routine and incidental actions to have a material adverse effect on the Company's consolidated business, results of operations or financial condition.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Company's annual meeting of stockholders was held on August 15, 2003.

         (b) At the annual meeting, the Company's stockholders elected David H. Brooks, Gary Nadelman, Dawn M. Schlegel, Jerome Krantz, Cary Chasin and Barry Berkman as Directors for a one-year term, which expires at the annual meeting of stockholders in 2004. The following table represents the shareholders votes for ratification of the Board of Directors.

                      NOMINEE           FOR            AGAINST      ABSTAIN
                  David Brooks       37,386,692      1,136,838        -0-
                  Gary Nadelman      38,105,035        418,495        -0-
                  Jerome Krantz      38,105,035        418,495        -0-
                  Cary Chasin        37,539,717        983,813        -0-
                  Dawn Schlegel      37,423,142      1,100,388        -0-
                  Barry Berkman      38,209,735        313,795        -0-


          (c) At the annual meeting, the Company's stockholders ratified the appointment of Grant Thornton LLP as auditors of the Company for 2003. The holders of approximately 38,060,950 shares of Common Stock voted to ratify the appointment, the holders of 375,570 shares voted against the ratification, and the holders of 87,010 shares abstained.

ITEM 5. OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



(A)      EXHIBITS

10.12    Third amendment to the Loan and Security Agreement

31.1 Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C.ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of the Chief Financial Officer Pursuant to 18 U.S.C.ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



(B)      REPORTS ON FORM 8-K

The Company filed the following Report on Form 8-K during the quarter ended September 30, 2003:

Form 8-K filed July 24, 2003 to report financial results for the quarterly period ended June 30, 2003. The Form 8-K included financial statements.

Form 8-K filed August 27, 2003 as amended by Form8-K/A filed September 9, 2003, by Form 8-K/A #2 filed on October 16, 2003, and Form 8-K/A #3 filed on October 29, 2003; all regarding the resignation of the Company's former independent accountants, Grant Thornton LLP.

Form 8-K filed September 2, 2003 to report the engagement of Weiser LLP as the Company's new independent accountants.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

Dated: November 13, 2003                     DHB INDUSTRIES, INC.
                                             (Registrant)


       SIGNATURE                     CAPACITY                        DATE

                             Chief Executive Officer           November 13, 2003
  /s/ DAVID H. BROOKS       and Chairman of the Board
  -------------------

                             Chief Financial Officer and       November 13, 2003
 /s/ DAWN M. SCHLEGEL       Principal Accounting Officer
 --------------------