Form 10-K
period 2003-12-31
DHB INDUSTRIES INC
filed 2004-03-16
CIK 899166

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2003

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from_______ to________

                          Commission File No. 01-13112

                              DHB INDUSTRIES, INC.
                         _______________________________
                         (Name of issuer in its charter)

          DELAWARE                                               11-3129361
____________________________                                 ___________________
(State or other jurisdiction                                  (I.R.S. Employer
     of incorporation)                                       Identification No.)

                400 POST AVE SUITE 303, WESTBURY, NEW YORK 11590
                ________________________________________________
                    (Address of principal executive offices)

                    Issuer's telephone number: (516) 997-1155

         Securities registered under Section 12(b) of the Exchange Act:

                         COMMON STOCK, $0.001 PAR VALUE
                                (Title of Class)
       Securities registered under Section 12(g) of the Exchange Act: None


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ X]No [ ] .

Aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock sold, or the average bid and asked price of such stock, as of March 1, 2004: $198,055,855.


 Number of shares outstanding of the issuer's common equity, as of March 1, 2004
      (Exclusive of securities convertible into common equity): 40,742,136

DOCUMENTS INCORPORATED BY REFERENCE:  None

                                     PART I

ITEM 1.    BUSINESS

GENERAL

         DHB Industries, Inc., a Delaware corporation, was organized in 1992 ("DHB" or the "Company") and, is a holding company comprised of two divisions:
DHB Armor Group ("Armor Group") and DHB Sports Group ("Sports Group"). The Armor Group consists of Point Blank Body Armor, Inc. ("Point Blank") and Protective Apparel Corporation of America ("PACA"). DHB Armor Group develops, manufactures and distributes bullet and projectile-resistant garments, bullet-resistant and fragmentation vests, and related ballistic accessories. The Sports Group, which consists of NDL Products, Inc. ("NDL"), manufactures and distributes protective athletic apparel and equipment, including elbow, breast, hip, groin, knee, shin and ankle supports and braces, as well as a line of therapy products. The Armor Group represented approximately 97%, 96% and 95% of consolidated revenues of the Company during 2003, 2002 and 2001, respectively.

         The Company's executive offices are located at 400 Post Avenue, Suite 303, Westbury, New York 11590 and its telephone number is 516-997-1155. The Company's website is www.dhbindustries.com. The Company's manufacturing facilities are located in Oakland Park and Deerfield Beach, Florida and Jacksboro, Tennessee. As announced in December 2003, the Company plans to add a new 104,000 square foot manufacturing facility in Pompano Beach, Florida during the second quarter of 2004. The Company also has a sales office in Alexandria, Virginia.

         The Company reincorporated in Delaware in 1995 and changed its name from DHB Capital Group Inc. to DHB Industries, Inc. in July 2001. The Company's common stock trades on the American Stock Exchange where it began trading on February 1, 2002 under the ticker symbol "DHB".

DHB ARMOR GROUP

OVERVIEW

         In 2003, DHB recorded the most successful year in the 11-year history of the Company. DHB posted record operating results, as operating income in 2003 increased 88% to a record $26,016,000 as compared to $13,823,000 for 2002. Additionally, when comparing income available to common stockholders for 2003 with 2002, it is worth noting that income available to common stockholders in 2003 was fully taxed at 42%, whereas 2002 income available to common stockholders actually was increased due to a $3.7 million tax benefit.

         DHB's Armor Group continues to expand upon its position as the dominant leader in the US protective body armor industry. Point Blank and PACA brands are considered by many to be among the finest body armor products in the world. The market for its products domestically continues to grow and the Company is encountering a greater demand for its products in the international markets.

         Sales to the United States Department of Defense more than doubled in 2003 while sales to state and local law enforcement agencies grew by 61%. The Company is currently providing the majority of Outer Tactical Vests ("OTVs") to the US military. Its Interceptor OTV has been credited with saving the lives of numerous US soldiers that have served in Iraq and Afghanistan. In November 2003, the Company announced that it received a $60 million purchase order from the U.S. Department of Defense for Point Blank's "Interceptor" Outer Tactical Vest
(OTV). The Company believes this is the largest single order for body armor ever issued by the U.S. Department of Defense.

         The  Company's   backlog  of  firm  orders  as  of  March  1,  2004  is
approximately $132 million, up from approximately $57 million at the same point last year.

         PRODUCTS AND MARKETS. The Armor Group principally manufactures three types of body armor: concealable armor, which is worn beneath the user's clothing and is designed to protect against less serious ballistic threats; tactical armor, which is worn externally and is designed to protect against more and modular concealable / tactical armor, which allows the wearer to customize the armor for either concealed or tactical use. The Armor Group's products are sold to state and local agencies predominantly through a network of distributors. Products are also sold directly by the Armor Group to federal and military. All Armor Group products are manufactured and tested to the applicable National Institute of Justice ("NIJ") standards and/or military specifications.


         The Armor Group's contract with the U.S. Department of Defense to manufacture and supply "Interceptor" OTVs continues to expand and is integral to the Company's continued growth and success. The Interceptor was designed as a continually upgradeable modular, soft body armor system for the U.S. military. The Armor Group has now delivered over 550,000 Interceptors to the U.S. Marine Corps, U.S. Army, and U.S. Air Force. The Interceptor was worn by American service men and women in both Operations Iraqi Freedom and Enduring Freedom and is credited with saving the lives of U.S. military personnel in both operations. The Armor Group has developed and received military approval for a total of 5 ballistic models of the Interceptor and provides different models to different branches of the U.S. military. Through this diversification of the Interceptor ballistic armor packages, the Armor Group has been able to deliver the Interceptor at a much higher rate of production and overcome ballistic fiber shortages.

         In addition to the Interceptor, the Armor Group manufactures a number of other protective armor systems for military use. Fragmentation armor, such as the Combat Vehicle Crewman from Point Blank and the Warfighter from PACA, is designed to military specifications and offers protection against materials and velocities associated with the fragmentation of explosive devices such as grenades, mortars, artillery shells and ballistic projectiles. During 2003, the Armor Group delivered the P3ICE Countermine Ensemble for the U.S. Army Countermine program. During the fourth quarter, the Armor Group also completed first article requirements for the Combat Vehicle Crewman ("CVC") Program and began to deliver the first quantities to the military depots.

         During 2003, the Armor Group increased the sales of its tactical body armor to law enforcement and federal government communities throughout the U.S. It also continued to offer department-specific modifications to standard products, resulting in the development of the BAT Vest, the Light Assault Vest, and the Warfighter. By providing customized tactical armor, the Armor Group was able to increase its market share specifically in the tactical market in both the law enforcement and the federal government communities.

         The Armor Group developed in 2003 an extensive ballistic fragmentation blanket program to address the need for protection against fragmentation during military troop movements in convoys and during ambushes. This enabled the U.S. military to respond quickly to these threats and provide its service men and women with additional protection. This product has been well received, and the volume of sales has increased during the fourth quarter of 2003 and the first quarter of 2004.

         The Armor Group's  extensive lines of body armor  products also include
tactical  police  jackets,   military  field  jackets,   executive   vests,  K-9
protection, fragmentation and close-quarter-battle systems.

         During 2003, the Armor Group's government and international liaison office located in the Crystal City complex, within close proximity to the Pentagon in Washington, D.C., developed special accounts with customized products available for immediate delivery for the military, domestic and international law enforcement communities. This office provides an optimal support for our efforts to grow our sales in the federal, military and international markets. In addition, the Armor Group's government and international office is working to build relationships with various international and government customers.

         RAW MATERIALS AND MANUFACTURING. The Armor Group manufactures all of its bullet, fragmentation and projectile-resistant products. Research and development efforts are designed to ensure that the raw materials are combined to suit particular applications. The primary woven fabrics used in the manufacture of the ballistic-resistant products include Kevlar(TM), Twaron(TM), Zylon(TM). Primary shield products include GoldFlex(TM), Dyneema(TM) and Spectra Flex(TM). Substantially all of the raw materials used in the manufacturing of ballistic-resistant garments are made from fabrics, which are patented by major corporations and purchased from four independent weaving or manufacturing companies. If any of the manufacturers ceases to produce these products for any reason, an alternative fabric would have to be selected and ballistic tests would need to be performed. Until this was done, the Company's sale of ballistic resistant products would be severely curtailed and the Company's financial condition would be materially adversely affected. If any of these manufacturers cease to produce these fabrics, there can be no assurance that the Company will be able to identify alternate fabrics with comparable performance. In an attempt to neutralize the possibility that the Company will be unable to obtain sufficient raw materials to produce its products in the quantities demanded by its customers, the Armor Group has cross-certified several product lines using competitive raw materials. This has given the Armor Group the ability to largely overcome the shortfall of raw materials and continue to meet all customer needs.

         RESEARCH AND DEVELOPMENT. The Armor Group's internal employee research and development team has combined 100+ years of ballistic research and development experience, including more than 40 years of experience in an NIJ certification environment. Many of the Company's research and development personnel previously held positions of responsibility with other companies within the industry. Research and development expenses are included in selling, general and administrative expenses as incurred and for the years ended December 31, 2003, 2002 and 2001 were $10.8 million, $4.2 million and $2.3 million, respectively.

         PATENTS AND TRADEMARKS. The Company holds numerous patents and trademarks registered in the United States for various products. A number of these patents are of considerable value and are believed to be critical to the Company's business. During 2003, no challenges to our patents and trademarks have arisen and the Company has no reason to believe that any such challenge will arise in the future. The Company has numerous patents pending for unique, futuristic protective armor designs and integrated technologies, and was issued eight additional trademarks during 2003. Two of the patents pending were granted full patent status during the fourth quarter of 2003 and the first quarter of 2004.

         CUSTOMERS. The Armor Group's products are sold domestically to U.S. military, to United States law enforcement agencies, corrections and distributors and are sold internationally to governments and distributors. Sales to the U.S. military directly or as a subcontractor accounted for 63%, 57% and 62% of the Armor Group's revenues for the years ended December 31, 2003, 2002 and 2001, respectively. Sales directly and indirectly to domestic state and local law enforcement agencies, security and intelligence agencies, and federal and state correctional facilities, accounted for 22%, 26% and 22%, of the Armor Group's revenues in the years ended December 31, 2003, 2002 and 2001, respectively.

         Certain sales by the Armor Group to federal agencies are made pursuant to standard purchasing contracts of a type issued by the General Services Administration ("GSA") that is commonly referred to as a "GSA Schedule". GSA Schedule contracts accounted for approximately 60%, 16%, and 14% of the Armor Group's sales for the years ended December 31, 2003, 2002 and 2001, respectively. The Armor Group's current GSA contracts expire on July 31, 2006.

         With the exception of the U.S. Government, no customer accounted for 10% or more of the Company's revenues in 2003, 2002 and 2001.

         MARKETING AND DISTRIBUTION. The Armor Group employs 20 customer support representatives and 15 sales representatives under the direction of 5 sales managers. These personnel are responsible for marketing the Armor Group's products to federal, state and local law enforcement agencies in the United States. Sales to such law enforcement agencies are made primarily through distributorships established by the sales team. However, in areas in which there are no suitable distributors, the Armor Group fills orders directly.

         GOVERNMENT AND INDUSTRY REGULATIONS AND STANDARDS. Bullet and fragmentation garments and accessories manufactured and sold by the Armor Group are not currently the subject of government regulations. However, law enforcement agencies and the military specify certain standards of performance, such as NIJ standards for bullet-resistant vests in several categories. In addition, the NIJ has established a voluntary standard for testing stab-resistant armor. The Armor Group regularly submits its vests to independent laboratories for testing under these standards.

         COMPETITION. The ballistic-resistant garment business is highly competitive and fragmented. The Company estimates the number of United States manufacturers are approximately 20. Since there are no published reports concerning the market, and most companies are privately held, management is unable to estimate the size of the market. Nevertheless, the Company believes that the Armor Group is the largest manufacturer of ballistic-resistant garments in the United States.

          The Armor Group believes that the principal elements of competition in the sale of ballistic-resistant garments are on time delivery, quality products and customer service. The Company believes that the Armor Group enjoys a favorable reputation in the industry with over 30 years of supplying federal, state and municipal governments and agencies.

         BACKLOG. As of March 1, 2004, the Armor Group had a backlog of approximately $132 million. Backlog at any one date is not a reliable indicator of future sales. In addition to its backlog, the Armor Group often receives contract awards for municipal orders that may be extended over a period of time. The actual dollar amount of products to be delivered pursuant to these and similar contracts cannot be accurately predicted and is generally excluded from reported backlog.

         POTENTIAL PRODUCT LIABILITY. The products manufactured or distributed by the Armor Group are used as protective devices in situations that could result in serious injuries or death, including injuries that may result from the failure of such products. The Armor Group maintains product liability insurance for PACA and Point Blank in the amount of $21,000,000 each per occurrence, and $22,000,000 in the aggregate, less a deductible of $100,000 for each company. Point Blank International, the Company's foreign sales arm, maintains product liability insurance in the amount of $2,000,000 for each occurrence, with a $5,000 deductible. There is no assurance that these amounts would be sufficient to cover the payment of any potential claim. In addition, there is no assurance that this or any other insurance coverage will continue to be available, or, if available, that Point Blank, PACA and Point Blank International would be able to obtain such insurance at a reasonable cost. Any substantial uninsured loss would have to be paid out of the subject subsidiary's assets, as applicable, and may have a material adverse effect on the Company's financial condition and results of operations on a consolidated basis. The inability to obtain product liability coverage may prohibit Point Blank, PACA or Point Blank International in the future from bidding for orders from certain governmental customers. Many governmental agencies currently require such insurance coverage, and any such inability to bid for government contracts as a result of insufficient insurance coverage would have a materially adverse effect on the Company's financial condition and results of operations on a consolidated basis.

         EMPLOYEES. As of March 1, 2004, the Armor Group employed approximately 675 full-time employees. There was one operating officer, 32 employees in supervisory capacities, 541 employees in manufacturing, shipping and warehousing, 13 employees in quality control, 38 employees in customer service and sales, 6 employees in technical/research development, and 44 employees in office and administration. In the opinion of management, the Armor Group maintains a satisfactory relationship with its employees.

DHB SPORTS GROUP

         PRODUCTS AND MARKETS. The Sports Group, which consists of NDL Products, Inc.("NDL") manufactures and distributes protective apparel and equipment, including elbow, breast, hip, groin, knee, shin and ankle supports and braces, as well as line of therapy products. The Sports Group also offers private label or house brand programs to major retailers and large wholesalers along with specific OEM programs to outside brands that service the same markets.

         Currently, the Sports Group manufactures and markets products under the brands NDL(TM), GRID(TM), MagneSystems(TM), FLEX-AID(TM), and Doctor Bone Savers(TM). The Sports Group markets its product to a variety of distribution points with an emphasis on major retailers. The Sports Group's various brands are offered to the customer by mass merchandisers, chain drug stores, food chains, independent sporting goods and pharmacy retailers, catalog sellers, wholesalers and e-commerce websites. The Sports Group customer list includes retail and wholesale establishments such as Wal-Mart, Target, Meijer and Longs Drug Stores. Two customers, Wal-Mart and Target, collectively accounted for 68%, 61% and 61% of the Sports Group's revenues for the years ended December 31, 2003, 2002 and 2001, respectively.

         The Sports Group has negotiated private label programs with three of the major wholesalers to the retail trade: Amerisource, Cardinal Health and CDMA. These wholesalers currently service their 10,000 store networks with their Brite Life(TM), Leader(TM) and Quality Choice Brands(TM) of health support products.

         The Sports Group is a member of NACDS (National Association of Chain Drug Stores), and PLMA (Private Label Manufacturers Association).

         POTENTIAL PRODUCT LIABILITY. The products manufactured or distributed by the Sports Group are used as protective devices in situations that could result in serious injuries or death, including injuries that may result from the failure of such products. The Sports Group maintains product liability insurance in the amount of $21,000,000 per occurrence, and $22,000,000 in the aggregate, less a deductible of $100,000. There is no assurance that these amounts would be sufficient to cover the payment of any potential claim. In addition, there is no assurance that this or any other insurance coverage will continue to be available, or, if available, that the Sports Group would be able to obtain such insurance at a reasonable cost. Any substantial uninsured loss would have to be paid out of the Sports Group's assets and may have a material adverse effect on the Company's financial condition and results of operations on a consolidated basis.

         EMPLOYEES. As of December 31, 2003 the Sports Group employed approximately 105 full-time employees. There was one officer, 4 employees in supervisory capacities, 92 employees in manufacturing, shipping and warehousing, 2 employees in sales and customer service, and 6 employees in office support. All of the Sports Group's employees are employed full-time. In the opinion of management, the Sports Group's relationship with its employees is satisfactory. The Sports Group also has more than 50 independent sales representatives who, together with the sales executives, are responsible for sales throughout the United States, Western Europe, Asia, the Middle East and Latin America. The Sports Group has in-house sales support and state-of-the-art EDI order and invoicing capabilities.

SEGMENT INFORMATION

         As described in detail above, the Company operates in two principal segments: ballistic-resistant equipment and protective athletic and sports products. Financial information on the Company's business segments (in thousands) is as follows:


                                                     2003         2002         2001
                                                   ________     ________     _______

NET SALES
Ballistic-resistant equipment                      $224,152     $124,860     $93,506
Protective athletic & sports products                 5,859        5,492       4,520
                                                   ________     ________     _______
                                                    230,011      130,352      98,026
Less inter-segment sales                                 --           (5)        (11)
                                                   ________     ________     _______
Consolidated net sales                             $230,011     $130,347     $98,015
                                                   ========     ========     =======


INCOME FROM OPERATIONS
Ballistic-resistant equipment                      $ 33,618     $ 17,534     $15,029
Protective athletic & sports products                   426          563          94
Corporate and other (1)                              (8,028)      (4,274)     (2,344)
                                                   ________     ________     _______
Consolidated operating from operations             $ 26,016     $ 13,823     $12,779
                                                   ========     ========     =======

DEPRECIATION AND AMORTIZATION EXPENSE
Ballistic-resistant equipment                      $    350     $    289     $   223
Protective athletic & sports products                    64           86         157
                                                   ________     ________     _______
                                                        414          375         380
Corporate and other                                     150           88          98
                                                   ________     ________     _______
Consolidated depreciation and amortization
  expense                                          $    564     $    463     $   478
                                                   ========     ========     =======






                                                     2003         2002         2001
                                                   ________     ________     _______
INTEREST EXPENSE
Ballistic-resistant equipment                      $  1,238     $    935     $   463
Protective athletic & sports products                    --           --          77
                                                   ________     ________     _______
                                                      1,238          935         540
Corporate and other (2)                                 106          710       1,973
                                                   ________     ________     _______
Consolidated interest expense                      $  1,344     $  1,645     $ 2,513
                                                   ========     ========     =======


INCOME TAXES (BENEFIT)
Ballistic-resistant equipment                      $ 14,341     $     22     $   143
Protective athletic & sports products                   182            2          --
                                                   ________     ________     _______
                                                     14,523           24         143
Corporate and other (2)                              (3,425)      (3,696)         32
                                                   ________     ________     _______
Consolidated tax (benefit) expense                 $ 11,098     $ (3,672)    $   175
                                                   ========     ========     =======

IDENTIFIABLE ASSETS
Ballistic-resistant equipment                      $ 88,503     $ 56,471
Protective athletic & sports products                 3,186        2,907
                                                   ________     ________
                                                     91,689       59,378
Corporate and other (2)                               1,739        5,993
                                                   ________     ________
Consolidated assets                                $ 93,428     $ 65,371
                                                   ========     ========



Foreign sales accounted for 1%, 2% and 2% of the total revenues for the years ended December 31, 2003, 2002 and 2001, respectively. Foreign identifiable assets accounted for 0%, 1% and 1% of the total assets at December 31, 2003, 2002 and 2001, respectively.

(1) Corporate and other includes corporate general and administrative expenses.

(2) Corporate assets are principally deferred income tax assets and property and equipment.



AVAILABLE INFORMATION


         The Company's Internet address/website is www.dhbindustries.com. As of the date of this Annual Report on Form 10-K, the Company makes available free of charge on its website materials filed or furnished by the Company under the Securities Exchange Act of 1934 as soon as reasonably practicable after such materials are filed with or furnished to the Securities and Exchange Commission. The Company will voluntarily provide electronic copies (or a reasonable number of paper copies) of its filings free of charge upon request.


ITEM 2.  PROPERTIES

         CORPORATE HEADQUARTERS. In February 2004, the Company relocated its corporate headquarters to a 3,952 square foot leased office located at 400 Post Avenue Suite 303, Westbury, New York. The lease expires on February 28, 2010.

         PACA. The Company leases a 60,060 square foot manufacturing facility with administrative offices at 179 Mine Lane, Jacksboro, Tennessee 37757, for its subsidiary, PACA. The lease expires on April 15, 2006.

         NDL/POINT BLANK FACILITY. Point Blank leases a 67,000 square foot office and manufacturing facility (the "Oakland Park Facility") located at 4031 N.E. 12th Terrace, Oakland Park, Florida 33334, from V.A.E. Enterprises LLC ("V.A.E."), a limited liability company controlled by Mrs. Terry Brooks, wife of Mr. David H. Brooks, and beneficially owned by Mr. and Mrs. Brooks' minor children. NDL Products occupies a portion of the space in the Oakland Park facility. The lease expires on December 31, 2010. Management believes that the terms of the lease are no less favorable to the Company than terms that would have been obtained at the time of the lease from an unrelated third party.

         POINT BLANK-MILITARY FACILITY. In January 2003, the Company leased a 51,246 square foot manufacturing facility with administrative offices in Deerfield Beach, Florida, to expand Point Blank's military production. The lease expires on April 30, 2008.

         POINT BLANK-ADDITIONAL FACILITY. In December 2003, the Company leased a new 104,000 square foot manufacturing facility with administrative offices in Pompano Beach, Florida, to expand Point Blank's production. The lease expires on April 30, 2014.

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

         POINT BLANK INTERNATIONAL FACILITY. Point Blank International leases a 5,700 square foot office and warehouse facility located at Rue Leon Frederiq, 14, 4020 Liege, Belgium. This space is rented on a month-to-month basis.

ITEM 3.  LEGAL PROCEEDINGS

         The Company filed a lawsuit in the Supreme Court of the State of New York, County of Nassau, against its insurance carrier and an insurance agent, for negligence and breach of fiduciary duties as a result of the damages the Company incurred during Hurricane Irene in October 1999. During 2003, the
Company entered into settlement agreements with its insurance agent and insurance carrier for a total payment of $1,009,000 to the Company, net of legal fees, which is included in the financial statements for the year ended December 31, 2003 in other income.

         On October 1, 2002, a shareholders' derivative action was commenced in the Supreme Court of the State of New York, County of Nassau, against the directors and officers of the Company and the Company as a nominal defendant, by Plumbers & Pipefitters Local 112 Pension Fund, derivatively on behalf of itself and all others similarly situated for breach of fiduciary duty, abuse of control and constructive fraud and is seeking an unspecified amount in damages. This case was dismissed with prejudice on March 13, 2003, without liability to the Company or its officers or directors. The Company is seeking dismissal of another suit brought on behalf of a second shareholder on similar grounds. The Company maintains $10 million of directors and officers' liability insurance covering this type of claim.

         On or about October 30, 2002, the Company filed a lawsuit in the United States District Court for the Southern District of Florida against certain union leaders, claiming defamation, conspiracy to defame and tortious interference with contractual and ongoing business relationships. The case is still in its preliminary stages.

         The Company is currently the subject of an investigation by the Securities and Exchange Commission with respect to certain related party transactions between the Company and affiliates of Mr. David H. Brooks (the Company's Chief Executive Officer) (See Item 13 - Certain Relationships and Related Transactions"). The Company is cooperating with the SEC in this investigation, and the Audit Committee of the Company's Board of Directors has retained an independent forensic accounting firm to conduct an independent investigation with respect to these matters. In addition, the Audit Committee expects to continue periodically to monitor the status and performance of the related party transactions, to assess the relative benefits to the Company, and the related party's compliance with its contractual obligations.

         The Company is involved in other litigation, none of which is considered by management to be material to the Company's business or would, if adversely determined, have a material adverse effect on the Company's financial condition or operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS: No matter was submitted during the fourth quarter of the fiscal year covered by this Report to a vote of security holders which is required to be disclosed pursuant to the instructions contained in the form for this Report.


                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The common stock of the Company began trading on the American Stock Exchange on February 1, 2002 under the symbol DHB. Previously, the Company was trading on the OTC Bulletin Board under the symbol DHBT. The following table shows the high and low prices of the Company's common stock for each quarter in the two-year period ended December 31, 2003.

                                                   LOW                HIGH

     2003               4th Quarter               $3.87               $8.25
                        3rd Quarter                3.80                4.95
                        2nd Quarter                2.18                4.60
                        1st Quarter                1.35                2.70

     2002               4th Quarter                1.27                2.33
                        3rd Quarter                1.69                4.69
                        2nd Quarter                4.05                7.24
                        1st Quarter                5.50                8.10

         The Company pays cash dividends on its Series A, 12% convertible preferred stock (the "Preferred Stock"). The Preferred Stock has a dividend rate of $0.72 per share per annum, an amount equal to the interest that would have been payable on the shareholder indebtedness from which the Preferred Stock was converted (See "Certain Transactions" below). The Company has not paid any dividends on its common stock in the last three fiscal years.

         The Company presently retains its income from earnings and anticipates that its future earnings will be retained to finance the expansion of its business. Any determination to pay cash dividends on the Company's common stock in the future will be at the discretion of the Board of Directors after taking into account various factors, including financial condition, results of operations, current and anticipated cash needs, and restrictions, if any, under the Company's credit agreements. The Company's current credit facility prohibits the payment of dividends on the Company's common stock without the lender's prior written consent.

         On March 1, 2004, there were 117 holders of record of the Company's common stock. However, the number of holders of record includes brokers and other depositories for the accounts of others. The Company estimates that as of that date, there were approximately 5,300 beneficial owners of its common stock.

         In 2003, the Company issued 248,390 unregistered shares of common stock pursuant to the exercise of warrants, for which the Company received aggregate proceeds of approximately $426,555. The Company also issued 80,000 shares of unregistered common stock for services. In addition, the Company issued to the then current directors a total of 250,000 unregistered five-year common stock purchase warrants exercisable at $1.41 per share. In May 2003, the Company issued 15,000 shares of unregistered common stock to a salesman pursuant to his employment contract. In July 2003, the Company issued 50,000 unregistered five-year common stock purchase warrants exercisable at $4.33 per share to the newest independent board member. Also during 2003, the Company issued to key employees 35,000 and 33,000 unregistered five-year common stock purchase warrants exercisable at $2.01 and $3.85 per share, respectively. See "Executive Compensation-Stock Warrants" below. Also during 2003, the Company issued and subsequently canceled 10,000 warrants to an employee.

         On January 14, 2002, the principal stockholder of the Company exchanged $3 million of the indebtedness due him for 500,000 shares of Series A, 12% Convertible Preferred Stock. The Series A, 12% Convertible Preferred Stock has a dividend rate of $0.72 per share per annum, an amount equal to the interest that would have been payable on the exchanged indebtedness. Shares of the Series A, 12% Convertible Preferred Stock are convertible, on a one-to-one basis, at the option of the holder, into shares of common stock. The shares of Series A, 12% Convertible Preferred Stock are redeemable at the option of the Company on December 15 of each year.

         In 2002, the Company issued 8,931,832 unregistered shares of common stock pursuant to the exercise of warrants, for which the Company received aggregate proceeds of approximately $6,324,000; 5,593,751 of such shares were issued to Mr. and Mrs. David H. Brooks pursuant to "cashless exercises". The Company also issued 275,000 unregistered common stock purchase warrants to its investor relations firm; these warrants have an exercise price of $4.95 per share and expire on June 4, 2006. In addition, the Company issued to directors and executive officers a total of 200,000 unregistered five-year common stock purchase warrants exercisable at $7.11 per share. Also during 2002, the Company issued and canceled 150,000 warrants to an employee.

         In 2001, the Company issued 111,000 unregistered shares of common stock for services to attorneys, consultants and other service providers; the aggregate value of the services rendered for these issuances was $355,230. In September 2001, the Company sold 225,000 shares of unregistered common stock in a private placement to companies (accredited investors) affiliated with Morton Cohen, then a director of the Company, for proceeds of $506,250. In December 2001, a private investor exercised a warrant for 150,000 shares of unregistered common stock at $3.00 per share, for total proceeds to the Company of $450,000.

         All of the aforementioned issuances of unregistered securities were made by the Company pursuant to and in reliance upon Section 4(2) of the Securities Act of 1933, relating to transactions not involving a public offering, and, in the case of the 2001 private placement, Regulation D promulgated under the Securities Act of 1933.

         As of December 31, 2003, the Company had outstanding options/warrants, and shares available for future grants of options/warrants under its equity plan, as follows:



                                           Equity Compensation Plan Information

                                                                                          Number of securities remaining
                                  Number of securities to be     Weighted-average         available for future issuance
                                   issued upon exercise of       exercise price of          under equity compensation
                                     outstanding options,        outstanding options,      plans (excluding securities
Plan category                        warrants and rights         warrants and rights         reflected in column (a))
_____________                     __________________________     ____________________     ______________________________
                                             (a)                          (b)                            (c)

Equity compensation plans
    approved by security
    holders                             5,123,000                      $1.51                             -0-
Equity compensation plans not
    approved by security
    holders                                   -0-                         --                             -0-
                                        _________                                                    __________
              Total                     5,123,000                                                        -0-



ITEM 6.  SELECTED FINANCIAL DATA

         THE INDEPENDENT AUDITOR'S REPORT OF GRANT THORNTON, LLP IS NOT ATTACHED TO THIS ANNUAL REPORT ON FORM 10-K BECAUSE THE CHANGE OF THE COMPANY'S ACCOUNTANTS IN AUGUST 2003 AND THE COMPANY'S IMPLEMENTATION OF ADDITIONAL DISCLOSURE CONTROLS AND PROCEDURES, EACH AS DISCLOSED IN THIS ANNUAL REPORT ON FORM 10-K, DELAYED CERTAIN ACCOUNTING DETERMINATIONS UNTIL VERY LATE IN THE AUDIT PROCESS, WHICH GAVE GRANT THORNTON, LLP INSUFFICIENT TIME TO COMPLETE ITS REVIEW OF THE ANNUAL REPORT ON FORM 10-K AND ISSUE ITS REPORT IN TIME TO INCLUDE ITS REPORT IN THE ANNUAL REPORT ON FORM 10-K. THE COMPANY INTENDS TO FILE GRANT THORNTON'S REPORT IN AN AMENDED ANNUAL REPORT ON FORM 10-K AS SOON AS IT IS RECEIVED.

         The selected consolidated financial data set forth below for the years ended December 31, 2003, 2002, 2001, 2000 and 1999, were derived from the audited consolidated financial statements of the Company. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes appearing elsewhere in this Form 10-K.


INCOME STATEMENT DATA (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                   2003         2002         2001         2000         1999
                                                 ________     ________     ________     ________     ________

Net sales                                        $230,011     $130,347     $ 98,015     $ 70,018     $ 35,141
Cost of goods sold                                166,670       92,621       71,639       49,359       27,566
                                                 ________     ________     ________     ________     ________
Gross profit                                       63,341       37,726       26,376       20,659        7,575
Selling, general and administrative expenses       37,325       23,903       13,597       12,460       17,446
                                                 ________     ________     ________     ________     ________
Income (loss) before other income (expense)        26,016       13,823       12,779        8,199       (9,871)
Interest expense                                   (1,344)      (1,645)      (2,513)      (2,743)      (2,908)
Other income (expense)                              1,605          130           42          341       (9,561)
                                                 ________     ________     ________     ________     ________
Income (loss) before discontinued operations       26,277       12,308       10,308        5,797      (22,340)
Discontinued operations                                --           --           --          340       (9,714)
                                                 ________     ________     ________     ________     ________
Income (loss) before income taxes                  26,277       12,308       10,308        6,137      (32,054)
Income tax (benefit) expense                       11,098       (3,672)         175          130           67
                                                 ________     ________     ________     ________     ________
Income (loss) before minority interest             15,179       15,980       10,133        6,007      (32,121)
Minority interest                                      (7)          --           --           --           --
                                                 ________     ________     ________     ________     ________
Net income (loss)                                  15,172       15,980       10,133        6,007      (32,121)

Dividend - preferred stock                           (360)        (345)          --           --           --
                                                 ________     ________     ________     ________     ________
Income available to common stockholders          $ 14,812     $ 15,635     $ 10,133     $  6,007     $(32,121)
                                                 ========     ========     ========     ========     ========






Earnings per share
Basic                                            $   0.36     $   0.42     $   0.32     $   0.19     $  (1.24)
Diluted                                          $   0.34     $   0.37     $   0.28     $   0.18     $  (1.09)

BALANCE SHEET DATA (IN THOUSANDS)                  2003         2002         2001         2000         1999
                                                 ________     ________     ________     ________     ________

Working capital                                  $ 66,822     $ 53,125     $ 20,472     $  7,497     $  2,047

Total assets                                       93,428       65,371       40,896       28,056       23,300
Total current liabilities                          23,969        7,822       16,585       16,949        5,153
Long-term liabilities                              22,514       26,204       19,305       16,062       16,280
Stockholders' equity (deficit)                     46,738       31,345        5,006       (4,955)     (10,186)



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE INDEPENDENT AUDITOR'S REPORT OF GRANT THORNTON, LLP IS NOT ATTACHED TO THIS ANNUAL REPORT ON FORM 10-K BECAUSE THE CHANGE OF THE COMPANY'S ACCOUNTANTS IN AUGUST 2003 AND THE COMPANY'S IMPLEMENTATION OF ADDITIONAL DISCLOSURE CONTROLS AND PROCEDURES, EACH AS DISCLOSED IN THIS ANNUAL REPORT ON FORM 10-K, DELAYED CERTAIN ACCOUNTING DETERMINATIONS UNTIL VERY LATE IN THE AUDIT PROCESS, WHICH GAVE GRANT THORNTON, LLP INSUFFICIENT TIME TO COMPLETE ITS REVIEW OF THE ANNUAL REPORT ON FORM 10-K AND ISSUE ITS REPORT IN TIME TO INCLUDE ITS REPORT IN THE ANNUAL REPORT ON FORM 10-K. THE COMPANY INTENDS TO FILE GRANT THORNTON'S REPORT IN AN AMENDED ANNUAL REPORT ON FORM 10-K AS SOON AS IT IS RECEIVED.


         The following analysis of the Company's financial condition and results of operations should be read in conjunction with the financial statements, including the notes thereto, contained elsewhere in this Form 10-K.

GENERAL

         The Company is a holding company, which currently conducts business through its wholly-owned subsidiaries through two divisions, the DHB Armor Group and the DHB Sports Group. The Armor Group represented approximately 97%, 96% and 95% of consolidated revenues of the Company during 2003, 2002 and 2001, respectively. The Company's products are sold both nationally and internationally. The Armor Group's sales are derived primarily from law enforcement agencies and military services. Sales to the U.S. military comprise the largest portion of the Armor Group's business, followed by sales to federal, state and local law enforcement agencies, including correctional facilities. Accordingly, any substantial increase or reduction in government spending or change in emphasis in defense and law enforcement programs could have a material effect on the Armor Group's business. The Sports Group manufactures and markets a variety of sports medicine, protective gear, health supports and magnetic therapy products under its own labels, private labels and house brands for major retailers.

         The Company derives substantially all of its revenues from sales of its products. As indicated in the financial information included in this report, the Company has experienced substantial increases in its revenues in the past several years, which has been attributable primarily to product demand from the U.S. military and federal, state and local law enforcement. The Company's ability to maintain these revenue levels will be highly dependent on continued demand for body armor and projectile-resistant clothing; and although the Company does not foresee an immediate material reduction in such demand, there is no assurance that governmental agencies will not refocus their expenditures based on changed circumstances or otherwise.

         Due to its growth, the Company has out grown its small business status under government procurement regulations. The Company is now recognized as having the ability to manage larger contracts. This allows the Company to competively bid on large procurements and maintain support of small businesses as subcontractors.

         The Company's market share is highly dependent upon the quality of its products, and its ability to deliver its products in a prompt and timely fashion. To meet projected demand, and to maintain its ability to deliver quality products in a timely manner, the Company has recently entered into a long-term lease for a new, expanded production facility in Pompano Beach, Florida. However, there is no assurance that, in the long term, demand for the Company's products will remain at recent levels, or that the Company will be able to diversify into alternate markets or alternate products, or to increase its market share through acquisitions of other businesses. Management's current strategic focus is on quality and delivery, which management believes are the key elements in obtaining additional and repeat orders under to the Company's existing procurement contracts with the U.S. military and other governmental agencies.


         RESULTS OF OPERATIONS

         YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002.

         Consolidated net sales for the year ended December 31, 2003 increased 76.5% to $230.0 million as compared to a $130.3 million for the prior comparable periods. The Armor Group's revenues increased 79.5% to $224.2 million for the year ended December 31, 2003 from approximately $124.9 million for the year ended December 31, 2002. This increase was attributable to a 103.3% increase in orders from the military as well as a 61.2% increase in sales to state and local law enforcement agencies. In recognition of the increased focus on homeland security and the war on terrorism, the number of officers and agents has increased over the past two years and there has been increased funding to help equip these officers and agents, which has led to increased demand for our products. The Sports Group's revenues for the year ended December 31, 2003 increased 7.2% to approximately $5.9 million as compared to approximately $5.5 million for the year ended December 31, 2002. The increase in the Sports Group's revenues was attributable to the addition of Wal-Mart stores in Canada to its customer base, the addition of Long Drugs stores as a distribution network and an expanded number of products in Target stores during 2003. The consolidated gross profit percentage for the year ended December 31, 2003 was 27.5% as compared to 28.9% for the year ended December 31 2002. This decrease in the gross profit percentage reflects a change in the product mix as well as the additional costs associated with increasing and expediting the Company's sales orders to meet the accelerated demand of our customers, including overtime costs and freight and delivery charges.

         The Company's selling, general and administrative expenses as a percentage of sales improved to 16.2% of revenues for the year ended December 31, 2003 as compared to 18.3% for the year ended December 31, 2002. The Company incurred higher than normal selling, general and administrative expenses during the year ended December 31, 2003 over the prior comparable period due to $2.7 million in bonuses paid to key employees and executives to compensate them for their contribution to the success of the Company. These bonuses were approximately 1% of revenues for the year ended December 31, 2003. Also adding to the selling, general and administrative expenses for year ended December 31, 2003 was the legal and accounting fees associated with the Form 10-K/A filed on July 24, 2003 and the resignation of the Company's independent auditors, Grant Thornton LLP, and the associated Form 8-Ks filed on August 27, September 2, September 9, November 24, and December 1, 2003. During the fourth quarter of

2003, the Company also retained an Agent (a Related Party) to expand its overseas opportunities, and paid a consulting fee of $634,000. Research and development expenditures increased 157% to approximately $10.8 million for the year ended December 31, 2003, as compared to $4.2 million for the prior comparable year. The primary reason for this increase is associated with the testing costs for the military, which increased with the significant volume increase from the military, and the addition of two new programs for testing verification of incoming raw materials and the development of new law enforcement techniques for a more in depth analysis of performance. Selling, general and administrative expenses during the year ended December 31, 2002 included certain non-recurring expenses, including sharply increased legal fees pertaining to the Company's successful defense of a patent infringement suit, legal and professional fees associated with the union organizing campaign relating to the Company's Point Blank Body Armor subsidiary, and $646,000 in non- cash compensation charges for the issuance of stock warrants to an outside consultant. Operating income increased 88.4% to approximately $26.0 million during the year ended December 31, 2003 as compared to approximately $13.8 million in the prior comparable period, driven primarily by increased sales volume along with the decrease in the percentage of selling, general and administrative expenses. Operating margins increased to 11.4% in 2003 from 9.4% in 2002.

         Interest expense for the year ended December 31, 2003 was approximately $1.3 million, an 18.8% decrease from approximately $1.6 million for the prior comparable period . This decrease was due primarily to lower interest rates under the Company's revolving credit facility and the repayment of the shareholder loan. Included in other expenses is a $904,000 non-cash write off of the Company's long-term investment in non-marketable securities of a private company to its net realizable value. Also included in other income was the gain on the sale of approximately a 1% interest in the Company's Point Blank subsidiary. In December 2003 as part of this transaction, the Company received inventory as consideration for the sale of Point Blank Stock, with an approximate fair value of $1.65 million. The shares of Point Blank Stock had a book value of $200,000, realizing a gain of $1.45 million in December 2003. In 2003, the Company settled its lawsuit with its insurance agent and insurance carrier, for losses incurred from Hurricane Irene in 1999, for which the Company received net of legal fees, approximately $1,009,000 during the year ended December 31, 2003 which is included in Other Income.

         Income before taxes increased by 113.8% to approximately $26.3 million for the year ended December 31, 2003, as compared to approximately $12.3 million for the prior comparable period. Income taxes for the year ended December 31, 2003 were approximately $11.1 million as compared to approximately $3.7 million income tax benefit for the year ended December 31, 2002. The Company's effective tax rate was 42.2% for 2003, as compared to (29.8%) for 2002; the effective tax rate was nominal in 2002 due to the utilization of net operating loss carryforwards.

         Income available to common stockholders was approximately $14.8 million or $0.34 per diluted share for the year ended December 31, 2003, as compared to approximately $15.6 million or $0.37 per diluted share for the year ended December 31, 2002. The weighted average shares outstanding on a diluted basis for the year ended December 31, 2003 were 44,196,802 as compared to 42,304,254 for the year ended December 31, 2002.

         YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001.

         Consolidated net sales for the year ended December 31, 2002 increased 33.0% to $130.3 million compared to net sales of $98.0 million for the year ended December 31, 2001. Due to the emphasis on homeland security and various military actions occurring throughout 2002, the Armor Group's revenue increased

33.5% to $124.8 million compared to $93.5 million for 2001. The Sports Group's revenues increased by 22.1% to $5.5 million for the year ended 2002 versus $4.5 million for 2001. Gross profit margin for the year ended December 31, 2002 was 28.9% compared to 26.9% in 2001, primarily as a result of the increase in revenues as well as volume purchase discounts which the Company was able to utilize during 2002. Selling, general and administrative expenses as a percentage of sales increased to 18.3% of 2002 revenues as compared to 13.9% of revenues in 2001. The selling, general and administrative expenses increased from $13.6 million in 2001 to $23.9 million in 2002, primarily as a result of increased legal fees in the successful defense of a patent infringement case and legal and professional fees associated with the union organizing campaign targeting DHB's subsidiary, including the associated security, public relations and legal fees arising out of the defense of the organizing effort. Also included in selling, general and administrative expenses for 2002 were a $646,000 non-cash compensation charge and $255,000 in additional rental expenses in conjunction with the accounting principal of straight-line rent expense over the life of the lease. Primarily as a result of the increased selling, general and administrative expenses, operating margin decreased from 13.0% in 2001 to 10.6% in 2002.

         Interest expense for the year ended December 31, 2002 was approximately $1.6 million, down nearly $900,000 from the $2.5 million of interest expense for the year ended December 31, 2001. This decrease is the result of lower interest rates under the Company's credit facility, combined with the repayment of $5.5 million of shareholder indebtedness and the conversion of $3 million of shareholder indebtedness into preferred stock. Although the total amount owed under the credit facility increased, the overall cost of capital decreased during 2002.

         The Company had net operating loss (NOL) carryforwards of approximately $7.4 million available to offset income in future years. The benefit to the Company is the reduction of the cash tax payments such NOL carryforwards offset. Because the Company had three solid years of growth and projected profitability in 2003, it was considered more likely than not that the Company would be able to utilize this benefit prior to its expiration in 2019. Therefore, in 2002, the Company recognized a deferred income tax benefit of approximately $3.7 million related to temporary differences that will result in deductible amounts in future years and the net operating loss carryforwards bringing the total deferred tax asset at December 31, 2002 to $4.7 million. The deferred tax asset was broken down into the current portion of $3.3 million and the long-term portion of $1.4 million for temporary timing differences in book to tax income. The income tax expense for 2001 was nominal and was offset by the NOL, so that only state and franchise taxes were expensed.

         Net income was approximately $16.0 million for 2002, which was reduced by the $345,000 preferred stock dividend paid to bring the income available to common stockholders to $15.6 million or $0.37 cents per fully diluted share, compared to income of $10.1 million for the year ended December 31, 2001 or $0.28 per fully diluted share. The fully diluted shares outstanding for the years ended December 31, 2002 and 2001 were 42,304,254 and 36,775,910, respectively.

LIQUIDITY AND CAPITAL RESOURCES


         The Company's expects that its primary capital requirements over the next twelve months will be to assist its subsidiaries in financing their working capital requirements. The Company's operating subsidiaries sell the majority of their products on 30 to 90-day terms. Working capital is needed to finance the receivables, manufacturing process and inventory. Working capital at December 31, 2003 was approximately $66.8 million as compared to working capital of approximately $53.1 million at December 31, 2002. This increase in working capital primarily reflects a $10.6 million increase in accounts receivable, and $21.4 million increase in inventory reduced by $6.9 million increase in income taxes payable, and $4.0 million increase in accounts payable. The Company's operations provided cash of $2.6 million for the year ended December 31, 2003 as compared to cash used in operation of ($15.1) million for the comparable prior year period.

         On March 15, 2004, the Company entered into an amendment to its exiting $35 million credit agreement increasing borrowing limits from $35 million to $45 million. Pursuant to the Credit Agreement, the Company may borrow, on a revolving basis, up to $32.5 million on 85% of eligible accounts receivable, and the Company borrowed a secured term loan of $12.5 million amortizing at the rate of $1 million per quarter commencing July 2004. This amended agreement will expire on October 1, 2007. Borrowings under the Credit Agreement are secured by substantially all of the Company's assets, and bear interest, at the Company's option, at the bank's prime rate or LIBOR plus 1.75% per annum on the revolving credit facility and at the bank's prime rate or LIBOR plus 2.25% on the term loan. Under the terms of the Credit Agreement, the Company can only pay dividends on common stock with the written consent of the lender. For 2003, the borrowings under the prior credit agreement bore interest at the bank's prime rate or LIBOR plus 1.75%. A portion of these funds was used to partially refinance higher interest debt. The remaining funds have been and will be used to meet increased demands for capital generated by the Company's rate of growth. At December 31, 2003, the balance due under the credit facility was approximately $24.0 million under the new facility, the Company would be able to borrow up to $45 million based upon availability to fund its working capital needs in the future.

         The Company's capital expenditures in 2003 increased to $741,000, as compared to approximately $367,000 during 2002. This Increase is attributable to the addition of a second Florida location for the Company's Point Blank subsidiary. The Company anticipates increasing its capital expenditures in 2004 to help further the growth of the Company in connection with the expansion into the new facility.

         The Company believes that its existing credit line, together with funds generated from operations, will be adequate to sustain its operations (including projected capital expenditures) through 2004. Historically, the Company has been successful in obtaining increases in its revolving credit facility, as required in order to finance the increased working capital needs brought on by the rapid and substantial expansion of the Company's business. However, there can be no assurance that the Company will be able to obtain further such increases if needed, and the Company may be required to explore other potential sources of financing (including the issuance of equity securities and, subject to the consent of the Company's lender, other debt financing) if the Company continues to experience escalating demand for its products.

CASH CONTRACTUAL OBLIGATIONS


The following table presents the Company's estimated cash requirements for contractual obligations outstanding as of December 31, 2003:

                                          PAYMENTS DUE BY PERIOD
                                             ($ IN THOUSANDS)
                           Less
                           than         1-3        4-5        After
Contractual Obligations    1 year      years      years      5 years      Total
_______________________    ______     _______     ______     _______     _______

Long-Term Debt             $2,000     $22,514     $   --     $    --     $24,514

Employment Contracts          675         725         --          --       1,400

Operating Leases            1,698       4,360      4,269       7,557      17,884
                           ______     _______     ______     _______     _______

Total Contractual Cash
     Obligations           $4,373     $27,599     $4,269     $ 7,557     $43,798
                           ======     =======     ======     =======     =======



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

         OTHER INVESTMENT - DHB had a cost-based investment in a non-publicly traded company. During 2003, a decline in the value of this cost-based investment below cost that was deemed other than temporary was charged to earnings, resulting in a loss on investment of $904,000.

NEW ACCOUNTING STANDARDS

         New Accounting Standards

                  In  November  2002,  the FASB  issued  Interpretation  No. 45,
         "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others," which expands previously issued accounting guidance and disclosure requirements for certain guarantees. The Interpretation requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. This Interpretation did not have a material impact on the Company's consolidated financial position or results of operations.

                  In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure- an amendment of FASB Statement No. 123," which provides optional transition guidance for those companies electing to voluntarily adopt the accounting provisions of SFAS No. 123. In addition, SFAS No. 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has not changed its method of accounting for stock-based employee compensation.

                  In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities," which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." Interpretation 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not provide sufficient equity at risk for the entity to support its activities. In December 2003, the FASB concluded to revise certain elements of Fin
         46. The FASB also modified the effective date of Fin 46. Fin 46 is to be applied for registrants who file under regulation S-X in periods ending after March 15, 2004. The Company is currently assessing the application of Fin 46 on its financial statement.

                  In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Standard requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The adoption of SFAS No. 150 has not had and is not expected to have a material impact on the Company's consolidated financial position or results of operations.


YEAR-END TRANSACTION

         On December 19, 2003, DHB's subsidiary Point Blank Body Armor Inc. ("Point Blank") issued to Hightower Capital Management, LLC ("Hightower") shares of common stock of Point Blank representing .0065 of the outstanding capital stock of Point Blank in consideration of which Hightower had transferred and delivered to Point Blank on December 19, 2003 certain inventories of Ballastic Plates and other goods usable in Point Blank's business. The inventory received by Point Blank had an aggregate list price of $1,650,000, equal to the appraised value of the shares of Point Blank issued to Hightower (such appraisal having been performed by an independent business appraiser). Simultaneously, DHB contributed to Point Blank shares of common stock of DHB's subsidiary NDL Products, Inc. ("NDL") having an aggregate appraised value equal to 10% of the appraised value of Point Blank (such appraisal of NDL having been performed by the same independent business appraiser as performed the appraisal of Point Blank), in consideration of which Point Blank issued to DHB a number of shares of common stock of Point Blank having an equivalent appraised value. DHB has retained rights of first refusal and rights to repurchase the shares of Point Blank issued to Hightower, either at the offered price (in the event of a proposed sale by Hightower) or at fair market value (in the event of termination of the business relationship between Point Blank and Hightower). The book value of Point Blank shares was approximately $200,000, which resulted in a $1,450,000 gain on the sale of the stock of Point Blank which is included in other income for the year ended December 31, 2003. Hightower's minority interest in the income of Point Blank was approximately $7,000 for the year ended December 31, 2003.

         In conjunction with the foregoing transactions, Point Blank entered into a marketing and consulting agreement with an affiliate of Hightower, pursuant to which such affiliate agreed, in consideration of a cash payment of $634,000, to assist Point Blank in the marketing, sales and distribution of Point Blank's body armor products in Asia, Saudi Arabia, Turkey and Jordan.
Through March 1, 2004, the Company has received product orders for new international customers in these territories totaling approximately $6 million.

         The Company incurred approximately $136,000 of appraisal, accounting and legal fees to consummate these transactions.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Annual Report contains certain forward-looking statements and information relating to the Company that is based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this document, the words "anticipate," "believe," "estimate," "expect," "going forward," and similar expressions, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including, but not limited to: general business and economic conditions, the maintenance of the Company's military supply contacts, the level of governmental expenditures on law enforcement equipment, continued supplies of materials from critical vendors, the continued availability of insurance for the Company's products and other risks described in this Annual Report on Form 10-K under the heading "Risk Factors" and other reports and materials filed with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.

RISK FACTORS

          The Company's business, operations and financial condition are subject to various risks. Several material risks are described below, and you should take these risks and other set forth in this Annual Report on Form 10-K and in other materials we file with the Securities and Exchange Commission into account in evaluating us or any investment decision involving us. This section does not describe all risks applicable to us, our industry or our business, and it is intended only as a summary of certain material risk factors. In this section, the Company is referred to using "us, ""our," "we" or similar words and our stockholders are referred to as "you."

THE PRODUCTS WE SELL ARE INHERENTLY RISKY AND COULD GIVE RISE TO PRODUCT LIABILITY AND OTHER CLAIMS FOR WHICH WE MAY NOT BE ABLE TO OBTAIN ADEQUATE INSURANCE.

         The products that we manufacture are typically used in applications and situations that involve high levels of risk of personal injury. Failure to use our products for their intended purposes, failure to use them properly, their malfunction, or, in some limited circumstances, even correct use of our products, could result in serious bodily injury or death. We cannot assure that our insurance coverage would be sufficient to cover the payment of any potential claim. In addition, we cannot assure you that our current insurance or any other insurance coverage will continue to be available or, if available, that we will be able to obtain it at a reasonable cost. Our cost of obtaining insurance coverage has risen substantially since September 11, 2001. Any material uninsured loss could have a material adverse effect on our business, financial condition and results of operations.

         MANY OF OUR CUSTOMERS HAVE FLUCTUATING BUDGETS, WHICH MAY CAUSE SUBSTANTIAL FLUCTUATIONS IN OUR RESULTS OF OPERATIONS.

         Customers for our products include federal, state, municipalities, foreign, military, law enforcement and other governmental agencies. Government tax revenues and budgetary constraints, which fluctuate from time to time, can affect budgetary allocations for these customers. Many domestic and foreign government agencies have in the past experienced budget deficits that have led to decreased spending in defense, law enforcement and other military and security areas. Our results of operations may be subject to substantial period-to-period fluctuations because of these and other factors affecting military, law enforcement and other governmental spending. A reduction of funding for federal, state, municipal, foreign and other governmental agencies could have a material adverse effect on sales of our products and our business, financial condition and results of operations. For example, our sales have increased due to the U.S. military operations in Iraq and Afghanistan. We can provide no assurance that these increases will be maintained after the completion of those operations.


OUR BUSINESS IS SUBJECT TO VARIOUS LAWS AND REGULATIONS FAVORING THE U.S. GOVERNMENT'S CONTRACTUAL POSITION, AND OUR FAILURE TO COMPLY WITH SUCH LAWS AND REGULATIONS COULD HARM OUR OPERATING RESULTS AND PROSPECTS.

         As a contractor to the U.S. government, we must comply with laws and regulations relating to the formation, administration and performance of the federal government contracts that affect how we do business with our clients and may impose added costs on our business. These rules generally favor the U.S. government's contractual position. For example, these regulations and laws include provisions that subject contracts we have been awarded to protest or challenge by unsuccessful bidders and unilateral termination, reduction or modification by the government. The accuracy and appropriateness of certain costs and expenses used to substantiate our direct and indirect costs for the U.S. government under both cost-plus and fixed-price contracts are subject to extensive regulation and audit by the Defense Contract Audit Agency, an arm of the U.S. Department of Defense. Responding to governmental audits, inquiries or investigations may involve significant expense and divert management's attention. Our failure to comply with these or other laws and regulations could result in contract termination, suspension or debarment from contracting with the federal government, civil fines and damages and criminal prosecution and penalties, any of which could have a material adverse effect on our business, financial condition and results of operations.

THERE ARE LIMITED SOURCES FOR SOME OF OUR RAW MATERIALS, WHICH MAY SIGNIFICANTLY CURTAIL OUR MANUFACTURING OPERATIONS.

The raw materials used by our Armor Group in the manufacturing of our ballistic-resistant products include Kevlar(TM), Twaron(TM) and Zylon(TM) and our primary shield products include GoldFlex(TM), Dyneema(TM) and Spectra Flex(TM). Substantially all of the raw materials used in the manufacturing of ballistic-resistant garments consist of fabrics which are patented by major corporations and which are purchased from four independent weaving or manufacturing companies. During 2002 and 2003, shortages of required raw materials have limited our production capacity. If any of the manufacturers cease to produce these products or such shortages persist or get worse, we may be required to use other fabrics. There can be no assurance that, if any of these manufacturers cease to produce these fabrics, the Company will be able to identify alternate fabrics with comparable performance.

OUR STOCK PRICE IS VOLATILE.

The market price and trading volume of our common stock has been subject to significant volatility and this trend may continue. The general economic, political and stock market conditions that may affect the market prices of our common stock are beyond our control. The market price of our common stock at any particular time may not remain the market price in the future. The value of our common stock may decline regardless of our operating performance or prospects. Factors affecting our market price include (but are not limited to) variations in our operating results, and whether we have achieved our key business targets, the limited number of shares of our common stock available for purchase or sales in the public markets, sales or purchases of large blocks of our stock, changes in, or our failure to meet, our earnings estimates, changes in securities analysts; buy/sell recommendations, differences between our reported results and those expected by investors and securities analysts and announcements of new contracts by us or our competitors. In the past, securities class action litigation has been instituted against companies following periods of volatility in the market price of their securities. Any such litigation, if instituted against us, could result in substantial costs and a diversion of management's attention and resources.

GROWTH IN OUR OPERATIONS MAY STRAIN OUR RESOURCES, AND IF WE FAIL TO SUCCESSFULLY MANAGE OUR GROWTH, OUR BUSINESS COULD BE HARMED.

The increase in orders for body armor for military personnel as well as the introduction of new products, is placing, and will continue to place, a significant strain on our operational, financial and managerial resources and personnel. Any failure to effectively manage growth could have material adverse effects on our business, operating results and financial condition.

ITEM 7A.  QUANTITATIVE AND QUALTITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not issue or invest in financial instruments or their derivatives for trading or speculative purposes. The Company's market risk is limited to fluctuations in interest rates as it pertains to its borrowings under its $45 million credit facility. The Company can borrow at either the prime rate of interest or LIBOR plus 1.75%. Any increase in these reference rates could adversely affect the Company's interest expense. The Company does not have any material sales, purchases, assets or liabilities denominated in currencies other than the U.S. Dollar, and as such, is not subject to material foreign currency exchange rate risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         THE INDEPENDENT AUDITOR'S REPORT OF GRANT THORNTON, LLP IS NOT ATTACHED TO THIS ANNUAL REPORT ON FORM 10-K BECAUSE THE CHANGE OF THE COMPANY'S ACCOUNTANTS IN AUGUST 2003 AND THE COMPANY'S IMPLEMENTATION OF ADDITIONAL DISCLOSURE CONTROLS AND PROCEDURES, EACH AS DISCLOSED IN THIS ANNUAL REPORT ON FORM 10-K, DELAYED CERTAIN ACCOUNTING DETERMINATIONS UNTIL VERY LATE IN THE AUDIT PROCESS, WHICH GAVE GRANT THORNTON, LLP INSUFFICIENT TIME TO COMPLETE ITS REVIEW OF THE ANNUAL REPORT ON FORM 10-K AND ISSUE ITS REPORT IN TIME TO INCLUDE ITS REPORT IN THE ANNUAL REPORT ON FORM 10-K. THE COMPANY INTENDS TO FILE GRANT THORNTON'S REPORT IN AN AMENDED ANNUAL REPORT ON FORM 10-K AS SOON AS IT IS RECEIVED.

         SEE INDEX TO CONSOLIDATED FINANCIAL STATEMENTS APPEARING IN THE CONSOLIDATED FINANCIAL STATEMENTS ANNEXED HERETO.


SUPPLEMENTAL  QUARTERLY  FINANCIAL DATA (UNAUDITED,  IN THOUSANDS EXCEPT FOR PER
SHARE DATA)

                                              FIRST          SECOND           THIRD          FOURTH
FISCAL 2003                                  QUARTER         QUARTER         QUARTER         QUARTER
                                           ___________     ___________     ___________     ___________

Net sales                                  $    46,153     $    56,525     $    54,417     $    72,916
Cost of goods sold                              33,185          41,001          39,599          52,885
                                           ___________     ___________     ___________     ___________
Gross profit                                    12,968          15,524          14,818          20,031
Selling, general and admin expense               5,793           7,773           9,055          14,704
                                           ___________     ___________     ___________     ___________
Operating income                                 7,175           7,751           5,763           5,327
Other income (expense), net                        423            (331)           (282)            451
                                           ___________     ___________     ___________     ___________
Income before income taxes                       7,598           7,420           5,481           5,778
Income taxes                                     2,579           3,369           2,231           2,919
                                           ___________     ___________     ___________     ___________
Income before minority interest                  5,019           4,051           3,250           2,859
Minority interest                                   --              --              --              (7)
                                           ___________     ___________     ___________     ___________
Net income                                       5,019           4,051           3,250           2,852
Dividend - preferred stock                         (90)            (90)            (90)            (90)
                                           ___________     ___________     ___________     ___________
Income available to common stockholders    $     4,929     $     3,961     $     3,160     $     2,762
                                           ===========     ===========     ===========     ===========
Earnings per share
Basic                                      $      0.12     $      0.10     $      0.08     $      0.07
                                           ===========     ===========     ===========     ===========
Diluted                                    $      0.12     $      0.09     $      0.07     $      0.06
                                           ===========     ===========     ===========     ===========
Weighted average shares outstanding
Basic shares                                40,413,746      40,458,867      40,594,746      40,687,774
                                           ===========     ===========     ===========     ===========
Diluted shares                              42,785,488      44,235,879      44,510,790      45,049,051
                                           ===========     ===========     ===========     ===========

                                            RESTATED        RESTATED        RESTATED        RESTATED
FISCAL 2002*(RESTATED)                       FIRST           SECOND          THIRD           FOURTH
                                            QUARTER         QUARTER         QUARTER         QUARTER
                                           ___________     ___________     ___________     ___________

Net sales                                  $    33,636     $    34,014     $    30,146     $    32,548
Cost of goods sold                              24,182          23,977          21,005          23,455
                                           ___________     ___________     ___________     ___________
Gross profit                                     9,454          10,037           9,141           9,093
Selling, general and admin expense               4,267           5,283           7,605           6,747
                                           ___________     ___________     ___________     ___________
Operating income                                 5,187           4,754           1,536           2,346
Other income (expense), net                       (441)           (452)           (503)           (119)
                                           ___________     ___________     ___________     ___________
Income before income taxes                       4,746           4,302           1,033           2,227
Income taxes                                        27              61              81          (3,841)
                                           ___________     ___________     ___________     ___________
Net income                                       4,719           4,241             952           6,068
Dividend - preferred stock                          --              --              --            (345)
                                           ___________     ___________     ___________     ___________
Income available to common stockholders
                                           $     4,719     $     4,241     $       952     $     5,723
                                           ===========     ===========     ===========     ===========






Earnings per share
Basic                                      $      0.14     $      0.11     $      0.02     $      0.14
                                           ===========     ===========     ===========     ===========
Diluted                                    $      0.11     $      0.10     $      0.02     $      0.13
                                           ===========     ===========     ===========     ===========

Weighted average shares outstanding
Basic shares                                31,486,391      36,789,796      40,413,746      40,413,746
                                           ===========     ===========     ===========     ===========
Diluted shares                              41,722,903      41,024,916      43,827,580      42,641,615
                                           ===========     ===========     ===========     ===========


* - During the fourth quarter of 2002, the Company recorded certain adjustments as described in Note 15 to the Company's consolidated financial statements contained in Form 10-K/A filed with the SEC on July 24, 2003. The effect of these adjustments on the condensed consolidated statements of operations for the first quarter of 2002 was a decrease in net income and no change in basic and diluted earnings per share. For the second and third quarters of 2002 there would have been a decrease in net income, basic earnings per share, and diluted earnings per share for each quarter. The Company has restated the three and nine months ended September 30, 2002, to show the effect of the adjustments on the condensed consolidated statements of operations. The first adjustment was an additional accrual to straight-line rent expense in accordance with SFAS No. 13 "Accounting for Leases," which increases the selling, general and administrative expenses by $39 for each of the first three quarters of 2002 for a total of $117 for the nine months ended September 30, 2002. In addition to straight-lining rent expense, the Company recorded in the fourth quarter of 2002 a $646 expense for the issuance of stock warrants to an unaffiliated outside consultant, of which $146 and $284 was applicable to the second and third quarters of 2002, respectively. These adjustments increased selling, general and administrative expenses for the first quarter, second quarter and third quarter of 2002 and decreased the selling, general and administrative expenses for the fourth quarter of 2002.



                                              FIRST          SECOND           THIRD          FOURTH
FISCAL 2001                                  QUARTER         QUARTER         QUARTER         QUARTER
                                           ___________     ___________     ___________     ___________

Net sales                                  $    20,175     $    23,514     $    24,009     $    30,317
Cost of good sold                               15,223          17,309          17,280          21,827
                                           ___________     ___________     ___________     ___________
Gross profit                                     4,952           6,205           6,729           8,490
Selling, general and admin expense               3,304           3,090           3,282           3,921
                                           ___________     ___________     ___________     ___________
Operating income                                 1,648           3,115           3,447           4,569
Other income (expense)                            (619)           (678)           (627)           (547)
                                           ___________     ___________     ___________     ___________
Income before income taxes                       1,029           2,437           2,820           4,022
Income taxes                                         6             134              27               8
                                           ___________     ___________     ___________     ___________
Net income                                 $     1,023     $     2,303     $     2,793     $     4,014
                                           ===========     ===========     ===========     ===========

Earnings per share
Basic                                      $      0.03     $      0.07     $      0.09     $      0.13
                                           ===========     ===========     ===========     ===========
Diluted                                    $      0.03     $      0.07     $      0.08     $      0.11
                                           ===========     ===========     ===========     ===========

Weighted average shares outstanding
Basic shares                                31,230,898      31,316,940      31,411,180      31,168,088
                                           ===========     ===========     ===========     ===========

Diluted shares                              36,760,623      35,923,088      35,666,896      36,567,864
                                           ===========     ===========     ===========     ===========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On August 20, 2003, the Company was notified that Grant Thornton LLP ("Grant Thornton") had decided to resign as the Company's independent accountant. Grant Thornton had served as the Company's independent accountants since May 29, 2002. Prior to May 29, 2002, Paritz & Company P.A. served as the Company's independent accountants since January 23, 1998. Paritz & Company P.A. issued their report on the Company's financial statements for the year ended December 31, 2001. Grant Thornton issued their report on the Company's financial statements for the year ended December 31, 2002.

         For the Company's 2002 fiscal year, the opinion of Grant Thornton did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the Company's 2002 fiscal year and through August 20, 2003, there were no disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Grant Thornton, would have caused Grant Thornton to make reference to the subject matter of the disagreement in connection with its reports.

         During the Company's most recent fiscal years and through August 20, 2003, there were no "reportable events" as listed in Item 304(a)(1)(v)(A)-(D) of Regulation S-K adopted by the Securities and Exchange Commission except that Grant Thornton notified the Company on August 20, 2003 that, in connection with its audit of the Company's consolidated financial statements for the year ended December 31, 2002 for filing with the Company's Form 10-K/A, it identified certain deficiencies involving internal control it considered to be significant deficiencies that, in the aggregate, constituted material weaknesses under standards established by the American Institute of Certified Public Accountants. These deficiencies included the failure to disclose certain related party transactions in the Company's Form 10-K for the fiscal year ended December 31, 2002, the Company's reliance on substantial outside assistance from outside professionals in preparing the Company's financial statements, and understaffing in the Company's accounting and finance department. The Company filed its Form 10-K for the fiscal year ended December 31, 2002 on March 31, 2003. The Company subsequently amended this Form 10-K on July 24, 2003 to fully disclose related party transactions. After further review, Grant Thornton reissued their audit report in the Company's Form 10-K/A, which states that the Company's consolidated financial statements presented fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2002 and the consolidated results of its operations and consolidated cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

         Grant Thornton formally notified the Company of these deficiencies on the date of their resignation. The Company's Audit Committee did not discuss these deficiencies with Grant Thornton before their resignation. The Company has authorized Grant Thornton to discuss the subject matter of each material weakness identified with the successor auditor subsequently engaged as the principal accountant to audit the Company's financial statements. The Company's Board of Directors engaged Weiser LLP as the Company's new independent accountants, and the Company filed a Form 8-K on September 2, 2003, when this selection was made.

ITEM 9A.  CONTROLS AND PROCEDURES

The Company carried out an evaluation, as required by Exchange Act Rule 13a-15(b), under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission filings. During the period covered by this report, the Company has begun to implement certain changes to its internal control over financial reporting as described below, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As disclosed in the Company's Form 8-K filed on August 27, 2003, Grant Thornton, the Company's former independent accountants, informed the Company that they considered there to be certain deficiencies in the Company's internal control procedures that would be deemed to be a material weakness under standards established by the American Institute of Certified Public Accountants. Grant Thornton made this determination in connection with the preparation of the Company's consolidated financial statements as of and for the year ended December 31, 2002 for inclusion in the Company's Form 10-K/A, which was filed on July 24, 2003 to supplement the Company's Form 10-K filed on March 31, 2003. The opinion of Grant Thornton in the Form 10-K/A did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

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

In accordance with their fiduciary responsibilities, senior management and the Audit Committee directed the Company to dedicate resources and take additional steps to strengthen its control processes and procedures to ensure that these internal control deficiencies do not result in a material misstatement in the

Company's consolidated financial statements. Specifically, we have implemented or are preparing to implement the following additional procedures:

                o The Company briefed the Chairman and Chief Executive Officer on the requirement to disclose related party transactions.

                o The Company distributed a questionnaire to each of the Company's officers and directors specific to related party transactions; and the Company has pursued and will pursue more rigorous follow-up with its directors and executive officers regarding their responses to annual questionnaires used in preparing the Company's Form 10-K and proxy materials.

                o The Company developed a financial statement disclosure checklist to be completed by the Chief Financial Officer each time the Company prepares financial statements.

                o The Company has begun the preparation of its quarterly and annual financial statements sooner after the end of each fiscal quarter and fiscal year. The Company has undertaken an additional layer of internal review prior to delivering drafts to its outside professionals.

                o The Company continues to reinforce with its new auditors their ability to communicate with and obtain information from lower level personnel in the Company's accounting and finance department.

                o The Company will evaluate further delegation and allocation of responsibilities within its accounting and finance department to facilitate prompt availability of financial information.

                o Since the beginning of 2003, the Company hired new financial reporting personnel, including a Vice President of Finance for the Point Blank subsidiary and a staff accountant/assistant controller. The Company also hired a Controller in late 2002 for its PACA facility.

                o The Company continues to review, confirm and clarify with its personnel their specific functions and responsibilities to promote the orderly flow and availability of financial data and information.

                o During the second quarter of 2003, the Company hired an internal control specialist to review and revamp the Company's internal control policies and procedures. The Company engaged the firm Eisner LLP to assist management in complying with the internal control requirements under
                      Section 404 of the Sarbanes-Oxley Act of 2002 to gain greater efficiency and effectiveness. The Company provided Eisner LLP with copies of the updated policies and procedures and flowcharts of the Accounting and IT departments.

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

         DAVID H. BROOKS, age 49, has served as the Chairman or Co-Chairman of the Company since its inception in 1992. Mr. Brooks has served as the Chief Executive Officer of the Company since July 2000, having previously served in that capacity prior to September 1998. Mr. Brooks also serves as Chairman of the Board, President and a Director of Brooks Industries of L.I., Inc., a privately held venture capital firm.

         JEROME KRANTZ, age 48, has been a director of the Company since July 2000. Mr. Krantz has been the owner and President of Krantz Financial Group for over five years and has over 20 years of experience in the insurance and financial industry. Mr. Krantz is a chartered life underwriter, a chartered financial consultant and a registered investment advisor. Mr. Krantz currently serves as Chairman of the Audit and Compensation Committees of the Board of Directors.

         DAWN M. SCHLEGEL, age 34, has been the Chief Financial Officer of the Company since September 1999. Mrs. Schlegel has also served as Treasurer and Secretary of the Company since September 1999, and was elected a Director as of July 2000. Prior thereto, Mrs. Schlegel was the Accounting Manager for the Company's operations and finances since 1996. Prior to joining the Company, Mrs. Schlegel was a Senior Accountant with Israeloff, Trattner & Co. CPAs, P.C., a certified public accounting firm, for more than five years.

         GARY NADLEMAN, age 51, has been a director of the Company since July 2001. Since 2002, Mr. Nadelman has been a partner in a company which manufactures ladies' sportswear under the labels Erik Stewart and Caryn Vallone. Immediately prior thereto, he was the President of Synari, Inc., a manufacturer of women's sportswear and other apparel, for more than five years. Mr. Nadelman has over 20 years of experience in the apparel industry. Mr. Nadelman currently serves on the Audit and Compensation Committees of the Board of Directors.

         CARY CHASIN, age 56, has been a Director of the Company since October 2002. Mr. Chasin has been an advertising executive at DSA Community Publishing for three years. Immediately prior thereto, he owned and operated an apparel retail store. He was an employee of the Company from November 1999 through April 2000, working on special projects including the closing of the hard armor division. He has over 30 years' experience in owning and operating apparel retail, manufacturing and importing businesses. Mr. Chasin is a member of the Audit and Compensation committees of the Board of Directors.

         BARRY BERKMAN, age 63, has been a Director of the Company since February 2003. Mr. Berkman has been a partner with Berkman Bottger & Rodd, a New York law firm, for more than five years, and he is a member of the American Bar Association.

         SANDRA L. HATFIELD, age 50, has been Chief Operating Officer of the Company since December 2000. From October 1996 until December 2000, she served as President of Point Blank. For more than five years before that, she was the Vice President of Production at PACA.

         AUDIT COMMITTEE. Effective January 31, 2000, the Securities and Exchange Commission adopted new rules and amendments to current rules relating to the disclosure of information about companies' audit committees. In addition, the SEC recommends that audit committees adopt written charters. Our Audit Committee has adopted a charter, a copy of which was included as Appendix A to the Company's 2002 proxy statement. In 2003, our Audit Committee was comprised of three directors, Jerome Krantz, Gary Nadelman, and Cary Chasin, who are not officers or employees of the Company. They are all considered "independent" under Section 121(A) of the listing standards of the American Stock Exchange. The Board of Directors determined that Jerome Krantz, a certified financial planner and registered investment advisor, is an "audit committee financial expert," and he is independent of management.

         The primary function of the Audit Committee is to assist the Board of Directors in fulfilling its oversight responsibilities. The primary duties and responsibilities of the Audit Committee include: (i) monitoring the integrity of the Company's financial reporting process and systems of internal controls, (ii) monitoring the independence and performance of the Company's independent auditors, (iii) providing an avenue of communication among the independent auditors, management and the Board of Directors and (iv) reviewing and approving the engagement of professionals with respect to the performance of non-audit services.

         In this context, during 2003 the Audit Committee met eight times telephonically and held discussions with management and the Company's independent auditors. The Audit Committee's Chairman, as representative of the Audit Committee, also discussed the Company's interim financial information contained in each quarterly earnings announcement with the Company's Chief Financial Officer and the Company's independent auditors prior to public release.

         CODE OF ETHICS. In June 2003, the Board of Directors adopted a code of ethics for the CEO, CFO, chief accounting officer, controllers and other financial officers, which is attached to this report as an exhibit. The Company's Code of Ethics is intended to be a codification of the business and ethical principles which guide the Company, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster full, fair, accurate, timely and understandable disclosures, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this Code.


ITEM 11.  EXECUTIVE COMPENSATION

         SUMMARY COMPENSATION TABLE. The following table sets forth certain summary information regarding the compensation of the executive officers whose total salary and bonus for any of the years ended December 31, 2003, 2002 or 2001 exceeded $100,000:

                                                                     SECURITIES
     NAME AND PRINCIPAL           YEAR      ANNUAL                   UNDERLYING
          POSITION                         SALARY(1)       BONUS     OPTIONS (#)

     David H. Brooks              2003     $781,250      1,000,000      50,000
     Chairman and CEO             2002      643,750              0      25,000
                                  2001      525,000              0      25,000

     Sandra L. Hatfield           2003     $163,068       $695,000          --
     Chief Operating Officer      2002      163,068              0      25,000
                                  2001      163,497              0          --

     Dawn M. Schlegel             2003     $140,625       $100,000      50,000
     Chief Financial Officer,     2002      140,625              0      25,000
     Treasurer and Secretary      2001      103,718              0     125,000

     ___________________________________________________________________________

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

         STOCK WARRANTS. In January 2003, the then five members of the Company's Board of Directors were each awarded 50,000 warrants exercisable at $1.41 per share for five years. In July 2003, the additional Board member was issued 50,000 warrants exercisable at $4.33 per share for five years. In addition, in February 2003, the Board of Directors awarded key employees a total of 35,000 warrants exercisable at $2.01 per share, which expire in February 2008. In July 2003, the Board of Directors awarded a key employee 33,000 warrants exercisable at $3.85 per share, which expire in July 2008. Also in 2003, the Company issued 15,000 unregistered shares of common stock to an employee. During the year ended December 31, 2003, employees and consultants exercised warrants for 165,000 shares of the Company's common stock, with aggregate proceeds to the Company of approximately $261,000.

         SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of Common Stock and other equity securities of the Company. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the year ended December 31, 2003, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater-than-10% beneficial owners were complied with.

         The  following  table  summarizes   option/warrant   grants  (excluding
director grants) and the named officers' stock option activity during 2003.



                       Number of
                       Securities      % of Total                                     Potential Gain at assumed
                       underlying     Options/SARs                                      Annual Rates of Stock
                        options/       granted to      Exercise or                     Price Appreciation for
                         SARs2        employees in     Base Price      Expiration          Option Term 1:
       Name             Granted       Fiscal Year       ($/Share)         Date          5%                10%
__________________     __________     ____________     ___________     __________     _______           _______

David H. Brooks          50,000            4%             $1.41         01/15/08      $69,319           $78,101
Sandra L. Hatfield           --            --                --               --           --                --
Dawn M. Schlegel         50,000            4%             $1.41         01/15/08      $69,319           $78,101



1. These amounts assume hypothetical appreciation rates of 5% and 10% over the term of the option, as required by the SEC, and are not intended to forecast the appreciation of the stock price. No gain to the named officers will occur unless the price of DHB's common shares exceeds the options' exercise price.

2. The Company has no SARs.



                        AGGREGATED WARRANT/OPTION VALUES

         The following table sets forth information regarding the number and value of unexercised warrants/options held at December 31, 2003 by the executive officers listed in the Summary Compensation Table above. This table does not include warrants provided to Mr. Brooks in capacities other than as a director or officer of the Company.



                           Number of Securities              Value of Unexercised
                          Underlying Unexercised                 In-the Money
                           Options/SAR at FY-End             Options/SAR at FY-End
                       _____________________________     _____________________________
       Name            Exercisable     Unexercisable     Exercisable     Unexercisable
__________________     ___________     _____________     ___________     _____________

David H. Brooks         3,125,000         750,000        $18,464,250      $4,492,500
Sandra L. Hatfield        325,000         100,000          1,394,000         599,000
Dawn M. Schlegel          205,000             -0-          2,321,400             -0-



         In 2003, none of such executive officers exercised any options or warrants to purchase stock of the Company.

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

         Stock warrants are granted to employees, including the Company's executive officers, by the Board or the Compensation Committee. The Compensation Committee believes that stock warrants provide an incentive that focuses the executive's attention on managing the Company from the perspective of an owner with an equity stake in the business. Incentive stock warrants are awarded with an exercise price equal to the market value of Common Stock on the date of grant, and all such warrants have a maximum term of ten years and generally become exercisable not less than six months from the date of grant. Among the Company's executive officers, the number of shares subject to warrants granted to each individual generally depends upon the level of that officer's responsibility. Previous grants of stock warrants are reviewed but are not considered the most important factor in determining the size of any executive's stock option award in a particular year. In December 2003, the compensation committee authorized the payment of up to $3 million in cash bonuses to key employees and officers to reward those individuals who contributed to the Company's substantial revenue growth and profitability. The continued growth and positive performance of the Company is a testament to the dedicated employees who work for the Company, who have exceeded the goals and forecasts set by the Company.

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

COMPENSATION OF CHIEF EXECUTIVE OFFICER For fiscal 2003, pursuant to the terms of his employment agreement with the Company, David H. Brooks received a base salary of $650,000. See "Executive Compensation - Employment Agreements." In light of this employment agreement, the Compensation Committee was not required to make any decision regarding Mr. Brooks' base salary. The Compensation Committee elected to award Mr. Brooks a $1,000,000 bonus for fiscal 2003, in recognition of the outstanding performance of the Company and its accomplishments of exceeding all expectations and forecasts, and increased revenues and profits.

          Mr. Brooks also received warrants to purchase 50,000 shares of common stock at $1.41 per share (as did each of the other then-current Directors of the Company).

                                         COMPENSATION COMMITTEE
                                         Jerome Krantz, Chairman
                                         Gary Nadelman
                                         Cary Chasin


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth the beneficial ownership of the Company's common stock as of March 1, 2004, for (i) each person known by the Company to beneficially own more than five percent of the shares of outstanding Common Stock, (ii) each of the executive officers listed in the Summary Compensation Table in "Executive Compensation", and (iii) all of the Company's executive officers and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and the persons named as the owners hold investment and voting power.



                                          Number of Shares        Percent Owned1
                 Name                     Beneficially Owned2     * - Less than one (1%)
_____________________________________     ___________________     ______________________

David H. Brooks(3)                           15,866,440(3)                 35%
Jerome Krantz                                  145,350(4)                   *
Sandra L. Hatfield                             325,000(5)                   *
Dawn M. Schlegel                               205,500(6)                   *
Gary Nadelman                                  190,875(7)                   *
Cary Chasin                                    212,000(8)                   *
Barry Berkman                                  182,200(9)                   *
All officers and Directors as a group
(7 people)                                   17,127,365(10)               38%(9)


1. Based upon 40,742,136 shares outstanding as of March 1, 2004. In calculating the percentage owned by any individual officer or director, the number of currently exercisable warrants and options held by such individual have been included in the calculation of the percentage owned.

2.  Includes  currently  exercisable  options  or  warrants,   which  are  those
exercisable within 60 days after the date of this Form 10-K.

3. Consists of 5,415,402 common shares owned directly by Mr. Brooks, 768,746 common shares owned by a trust, of which, Mr. Brooks is the trustee, 500,000 shares issuable upon conversion of Series A, 12% Convertible Preferred Stock owned by Mr. Brooks, 3,057,292 shares owned by his wife, 3,000,000 shares owned by his wife as custodian for his minor children, and 3,125,000 shares acquirable under currently exercisable warrants at prices between $1.00 and $7.11 per share; 50,000 of the warrants were issued in 2003. As the only person with more than 5% ownership of the Company, Mr. Brooks' address is 400 Post Avenue, Westbury, New York 11590.

4. Includes 100,000 shares, which may be acquired upon exercise of currently exercisable warrants at prices between $1.41 and $7.11 per share; 50,000 of the warrants were issued in 2003.

5. Consists of 325,000 shares, which may be acquired under currently exercisable warrants at prices between $2.00 and $7.11 per share.

6. Consists of 205,000 shares, which may be acquired under currently exercisable warrants at prices between $1.41 and $7.11 per share; 50,000 of the warrants were issued in 2003.

7. Includes 100,000 shares, which may be acquired upon exercise of currently exercisable warrants at prices between $1.41 and $7.11 per share; 50,000 of the warrants were issued in 2003.

8. Includes 50,000 shares, which may be acquired under currently exercisable warrants at a price of $1.41 per share, issued in 2003.

9. Includes 50,000 shares, which may be acquired under currently exercisable warrants at a price of $4.33 per share, issued in 2003.

10. Includes 3,955,000 shares purchasable pursuant to currently exercisable warrants held by directors and officers.



         As of December 31, 2003, the Company maintained a single equity compensation plan (its 1995 Stock Option Plan), which had previously been approved by the Company's security holders, and under which the Company was authorized to issue options for up to 5,000,000 shares of common stock. A total of 377,000 common stock options remained available for issuance under the plan.

ITEM 13.  CERTAIN  RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company has funded certain of its acquisitions and operations through the use of term loans from Mr. David H. Brooks, Chairman of the Board and principal stockholder of the Company. On January 14, 2002, Mr. Brooks exchanged $3 million of the approximately $10 million of indebtedness due him at the time, for 500,000 shares of the Company's newly authorized Series A, 12% Convertible Preferred Stock (the "Preferred Stock"). The Preferred Stock has a dividend rate of $0.72 per share per annum, an amount equal to the interest that would have been payable on the exchanged indebtedness. Shares of the Preferred Stock are convertible, on a one-to-one basis, at the option of the holder, into shares of Common Stock. The shares of Preferred Stock are redeemable at the option of the Company on December 15 of each year. During 2002, the Company repaid $5.5 million of principal indebtedness owed to Mr. Brooks, bringing the total indebtedness owed by the Company to Mr. Brooks as of December 31, 2002 to $1.5 million. During the second quarter of 2003, the Company repaid the balance of $1.5 million to Mr. Brooks, eliminating the shareholder loan from the Company's balance sheet. These shareholder loans had borne interest at 12% per annum. Interest expense included in the financial statements for the years ended December 31, 2003 and 2002 was approximately $93 and $540, respectively.

         Point Blank leases a 67,000 square foot office and manufacturing facility (the "Oakland Park Facility") located at 4031 N.E. 12th Terrace, Oakland Park, Florida 33334, from V.A.E. Enterprises LLC ("V.A.E."), a limited liability company controlled by Terry Brooks, the wife of Mr. David H. Brooks, and beneficially owned by Mr. and Mrs. Brooks' minor children. Total base rental under this lease was $682,000 in 2003, and the lease expires on December 31, 2010. Management performed a comparison of market rates at the time the lease was entered into, and believes that the terms of the lease were at the current market price that would then have been obtained from an unrelated party.

         The Company has been purchasing certain products, which are components of ballistic-resistant apparel manufactured and sold by the Company, from Tactical Armor Products, Inc. ("TAP"), a company owned by Terry Brooks, the wife of Mr. David H. Brooks. The total of such purchases during the years ended December 31, 2003, 2002, and 2001 were approximately $29,243,000, $7,975,000 and
$2,760,000, respectively. The Company has benefited by doing business with TAP as the unit prices charged by TAP have been less than the prices charged to the Company by its previous outside suppliers, and TAP's products are available on demand and the Company would not be able to fulfill the demand of its customers, through any other source. To facilitate the delivery and integration of these components, beginning in May 2001, the Company permitted TAP to manufacture these components in a portion of the Company's manufacturing facility in Jacksboro, Tennessee, for which TAP paid to the Company occupancy charges of approximately $39,600, $39,600 and $26,400 for the years ended December 31, 2003, 2002 and 2001, respectively. (The rent paid by TAP is an estimated allocable portion of the Company's total rent for the entire facility.) Terry Brooks also owned another company, U.S. Manufacturing Corporation, that received revenues of $560,000 and $43,355 from the Company in 2003 and 2002 for stitching work, but has since been merged into TAP. TAP is an approved subcontractor under the applicable contracts between the Company and the United States federal government.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         AUDIT FEES. The aggregate fees billed for professional services rendered by Grant Thornton for the audit of the Company's financial statements ("Audit Services") during the year ended December 31, 2002 were $179,820. The aggregate fees billed by Grant Thornton for services rendered to the Company, other than the services described above under "Audit Fees", for the fiscal year ended December 31, 2002 were approximately $7,500. These fees were principally for review of the Company's Quarterly Reports on Form 10-Q. There were no audit or non-audit services rendered by Grant Thornton to the Company prior to May 29, 2002. The Company's current independent accountants, Weiser LLP, had billed the Company a total of $160,000 for audit services (in respect of the 2003 fiscal year) through March 1, 2004.

         TAX FEES. Grant Thornton billed the Company $11,250 for the preparations of its corporate income taxes for the year ended December 31, 2002. Weiser LLP has provided the Company with professional services for tax compliance, tax advice or tax planning and billed aggregate fees of approximately $30,000 for such professional services through March 1, 2004.

         FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES. Grant Thornton did not render any professional services described in paragraph
(c)(4)(ii) of Rule 2-01 of Regulation S-X (17 C.F.R. 210.2-01), for the Company during the year ended December 31, 2002. The Audit Committee determined that the absence of any such services was compatible with maintaining the independence of Grant Thornton LLP. There were no audit or non-audit services rendered by Grant Thornton to the Company prior to May 29, 2002. No such services have to date been provided to the Company by Weiser LLP.

         ALL OTHER FEES. Grant Thornton billed an "exit" fee for the change in accountants of $31,800. There were no other fees billed or services rendered to the Company by Grant Thornton, other than the services described above for the fiscal year ended December 31, 2002. There were no audit or non-audit services rendered by Grant Thornton to the Company prior to May 29, 2002. Except for audit and tax fees described above, Weiser LLP has not billed the Company or provided any services other than in connection with the audit of the Company's financial statements and tax planning during the year ended December 31, 2003.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K.

         A. EXHIBITS AND FINANCIAL STATEMENTS
            (1)  FINANCIAL STATEMENTS
            (2)  FINANCIAL STATEMENT SCHEDULES
            (3) EXHIBITS. THE EXHIBITS FILED HEREWITH ARE SET FORTH ON THE INDEX OF EXHIBITS FILED AS PART OF THIS REPORT.

         B. FORM 8-K:

The Company filed the following Reports on Form 8-K during the year ended December 31, 2003:

     (1) Form 8-K filed February 25, 2003 to report an amendment and increase of the Company's revolving credit facility.

     (2) Form 8-K filed April 30, 2003 to report financial results for the quarterly period ended March 31, 2003. The Form 8-K included financial statements.

     (3) Form 8-K filed July 24, 2003 to report financial results for the quarterly period ended June 30, 2003. The Form 8-K included financial statements.

     (4) Form 8-K filed August 27, 2003 as amended by Form 8-K/A filed September 9, 2003, by Form 8-K/A #2 filed on October 16, 2003, Form 8-K/A #3 filed on October 29, 2003, Form 8-K/A # 4 filed November 24, 2003, and Form 8-K/A #5 filed on December 1, 2003; all regarding the resignation of the Company's former independent accountants, Grant Thornton LLP.

     (5) Form 8-K filed September 2, 2003 to report the engagement of Weiser LLP as the Company's new independent accountants.

     (6) Form 8-K filed November 12, 2003 to report financial results for the quarterly period ended September 30, 2003. The Form 8-K included financial statements.

THE INDEPENDENT AUDITOR'S REPORT OF GRANT THORNTON, LLP IS NOT ATTACHED TO THIS ANNUAL REPORT ON FORM 10-K BECAUSE THE CHANGE OF THE COMPANY'S ACCOUNTANTS IN AUGUST 2003 AND THE COMPANY'S IMPLEMENTATION OF ADDITIONAL DISCLOSURE CONTROLS AND PROCEDURES, EACH AS DISCLOSED IN THIS ANNUAL REPORT ON FORM 10-K, DELAYED CERTAIN ACCOUNTING DETERMINATIONS UNTIL VERY LATE IN THE AUDIT PROCESS, WHICH GAVE GRANT THORNTON, LLP INSUFFICIENT TIME TO COMPLETE ITS REVIEW OF THE ANNUAL REPORT ON FORM 10-K AND ISSUE ITS REPORT IN TIME TO INCLUDE ITS REPORT IN THE ANNUAL REPORT ON FORM 10-K. THE COMPANY INTENDS TO FILE GRANT THORNTON'S REPORT IN AN AMENDED ANNUAL REPORT ON FORM 10-K AS SOON AS IT IS RECEIVED.


                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                    CONTENTS

                                                                         PAGE

Report of Independent Certified Public Accountants: Weiser LLP            F-2

Report of Independent Certified Public Accountants: Grant
Thornton LLP                                                              F-3

Report of Independent Certified Public Accountants: Paritz and
Company P.A.                                                              F-4

Consolidated Balance Sheets                                               F-5

Consolidated Statements of Operations                                     F-6

Consolidated Statements of Stockholders' Equity (Deficit) and
Comprehensive Income                                                      F-7

Consolidated Statements of Cash Flows                                     F-8

Notes to the Consolidated Financial Statements                        F-9- F- 25

Schedule II - Valuation and Qualifying Accounts                          F-26

INDEPENDENT AUDITORS' REPORT



The Board of Directors and
Stockholders of DHB Industries, Inc.

We have audited the accompanying consolidated balance sheet of DHB Industries, Inc. and Subsidiaries (the "Company") as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DHB Industries, Inc. and Subsidiaries as of December 31, 2003, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited the  financial  statement  schedule  listed in the Index at
Item 15(a)(2) for the year ended December 31, 2003. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ WEISER LLP


New York, New York


March 5, 2004 (except for Note 6, as to which the date is March 15, 2004)

INDEPENDENT AUDITORS' REPORT





The Board of Directors of
DHB Industries, Inc.

We have audited the accompanying consolidated balance sheet of DHB Industries, Inc. and Subsidiaries as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity and other comprehensive income and cash flows for each of the two years in the period ended December 31, 2001. Our audits also included the financial statement schedule. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

On March 5, 2002 we originally reported on the consolidated financial statements referred to above. This report was issued prior to the discovery of the matters set forth in Note 10 and Note 13-Leases, to the consolidated financial statements, wherein revisions of disclosures in connection with certain other related party transactions existing as of December 31, 2001 and 2000, and for the year then ended are described.

Paritz and Company P.A.

Hackensack, New Jersey
March 5, 2002 (except for Note 10,and Note 13- Leases, as to which the date is July 18, 2003)

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)


                                                          DECEMBER 31,
                                                      2003           2002
                                                     _______        _______

ASSETS

Current assets:
Cash and cash equivalents                            $   441        $   393
Accounts receivable, less allowance for doubtful
  accounts of $852 and $1,070, respectively           33,707         22,904
Inventories                                           54,753         33,360
Deferred income tax assets                               372          3,319
Prepaid expenses and other current assets              1,518            971
                                                     _______        _______
Total current assets                                  90,791         60,947
                                                     _______        _______

Property and equipment, net                            1,819          1,620
                                                     _______        _______

Other assets:
Other investment                                          --            942
Deferred income tax assets                               437          1,402
Deposits and other assets                                381            460
                                                     _______        _______
Total other assets                                       818          2,804
                                                     _______        _______
Total assets                                         $93,428        $65,371
                                                     =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                     $ 9,465        $ 5,368
Accrued expenses and other current liabilities         5,635          2,454
Note payable - bank                                    2,000             --
Income taxes payable                                   6,869             --
                                                     _______        _______
Total current liabilities                             23,969          7,822


LONG TERM LIABILITIES
Notes payable-bank                                    22,012         24,354
Note payable - stockholder                                --          1,500
Other liabilities                                        502            350
                                                     _______        _______

Total liabilities                                     46,483         34,026
                                                     _______        _______

Minority interest in consolidated subsidiary             207             --
                                                     _______        _______

COMMITMENTS AND CONTINGENCIES

Stockholders' equity
Convertible  preferred  stock,  $0.001 par value,
5,000,000 shares authorized, 500,000 shares of
Series A, 12% convertible preferred stock issued
and outstanding; liquidation preference $3,000             1              1
Common stock, $0.001 par value, 100,000,000
shares authorized, 40,742,136 and 40,413,746
shares issued and outstanding, respectively               41             40
Additional paid-in capital                            35,384         34,792
Accumulated other comprehensive (loss)                   (53)           (41)
Retained earnings (accumulated deficit)               11,365        (3,447)
                                                     _______        _______
Total stockholders' equity                            46,738         31,345
                                                     _______        _______
Total liabilities and stockholders' equity           $93,428        $65,371
                                                     =======        =======

The accompanying notes are an integral part of these consolidated financial statements.


                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,
                 (In thousands, except share and per share data)

                                                                 2003         2002        2001
                                                               ________     ________     _______

Net sales                                                      $230,011     $130,347     $98,015

Cost of goods sold (including related party purchases
  of $29,803, $7,975 and $2,760, respectively)                  166,670       92,621      71,639
                                                               ________     ________     _______

Gross profit                                                     63,341       37,726      26,376

Selling, general and administrative expenses                     37,325       23,903      13,597
                                                               ________     ________     _______

Income before other income (expense)                             26,016       13,823      12,779
                                                               ________     ________     _______

Other income (expense)
Interest expense                                                 (1,344)      (1,645)     (2,513)
Write down of other investment                                     (904)          --         (71)
Gain on sale of subsidiary stock                                  1,450
Other income (including insurance settlement
  of $1,009 in 2003)                                              1,059          130         113
                                                               ________     ________     _______
Total other income (expense)                                        261       (1,515)     (2,471)
                                                               ________     ________     _______

Income before income tax (benefit) expense                       26,277       12,308      10,308
                                                               ________     ________     _______

Income taxes (benefit) expense
Current taxes                                                     7,186           77         175
Deferred tax expense (benefit)                                    3,912       (3,749)         --
                                                               ________     ________     _______
Total income tax (benefit) expense                               11,098       (3,672)        175
                                                               ________     ________     _______

Income before minority interest of subsidiary                    15,179       15,980      10,133

Less minority interest of subsidiary                                 (7)          --          --
                                                               ________     ________     _______

Net income                                                       15,172       15,980      10,133

Dividend - preferred stock                                         (360)        (345)         --
                                                               ________     ________     _______

Income available to common stockholders                        $ 14,812     $ 15,635     $10,133
                                                               ========     ========     =======

Basic earnings per common share                                $   0.36     $   0.42     $  0.32
                                                               ========     ========     =======

Diluted earnings per common share                              $   0.34     $   0.37     $  0.28
                                                               ========     ========     =======


The accompanying notes are an integral part of these consolidated financial statements.



                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND
    COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                 (In thousands, except share and per share data)


                                                                                              Accumulated     Retained
                                  Series A                                     Additional        Other        Earnings
                                  Preferred     Par                    Par      Paid-in      Comprehensive    (Accumulated)
                                   Shares      Value      Common      Value     Capital          Loss         (Deficit)     Total
                                  _________    _____    __________    _____    __________    _____________    ________     _______

Balance, December 31, 2000               --      $--    31,673,977     $ 32     $ 24,535        $(306)        $(29,215)    $(4,954)
                                                                                                                           _______
Net income                                                                                                      10,133      10,133
Effect of foreign currency
   translation                                                                                    (29)                         (29)
Effect of valuation allowance
   marketable securities                                                                          283                          283
                                                                                                                           _______
Total comprehensive income                                                                                                  10,387
Sale of common stock                                       225,000                   506                                       506
Stock issued for services                                  111,000                   355                                       355
Exercise of stock warrants                                 150,000                   450                                       450
Purchase of treasury stock               --       --      (678,063)      (1)      (1,737)          --               --      (1,738)
                                  _________    _____    __________    _____    __________    _____________    ________     _______
Balance December 31, 2001                --       --    31,481,914     $ 31     $ 24,109        $ (52)        $(19,082)    $ 5,006
                                                                                                                           _______
Net income                                                                                                      15,980      15,980
Effect of foreign currency
   translation                                                                                     11                           11
                                                                                                                           _______
Total comprehensive income                                                                                                  15,991
Issuance of Series A Preferred
   Stock                            500,000        1                               2,999                                     3,000
Preferred stock dividends paid                                                                                    (345)       (345)
Issuance of stock warrants to
   outside consultant                                                                646                                       646
Exercise of stock warrants
   (net of taxes)                         -        -     8,931,832        9        7,038           --               --       7,047
                                  _________    _____    __________    _____    __________    _____________    ________     _______
Balance December 31, 2002           500,000        1    40,413,746       40     $ 34,792          (41)          (3,447)     31,345
                                                                                                                           _______
Net income                                                                                                      15,172      15,172
Effect of foreign currency
   translation                                                                                    (12)                         (12)
                                                                                                                           _______
Total comprehensive income                                                                                                  15,160
Preferred stock dividends paid                                                                                    (360)       (360)
Stock issued for services                                   80,000                   165                                       165
Exercise of stock warrants                                 248,390        1          427                                       428
                                  _________    _____    __________    _____    __________    _____________    ________     _______
Balance, December 31, 2003          500,000      $ 1    40,742,136     $ 41     $ 35,384        $ (53)        $ 11,365     $46,738
                                  =========    =====    ==========    =====    ==========    =============    ========     =======


The accompanying notes are an integral part of these consolidated financial statements.

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,
                 (In thousands, except share and per share data)


                                               2003         2002         2001
                                             ________     ________     ________

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                   $ 15,172     $ 15,980     $ 10,133
Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
Depreciation and amortization                     564          463          478
Amortization of deferred financing costs          130          125           30
Provision for doubtful accounts                  (218)         278          283
Write-off of other investment                     942           --           --
Change in minority interest due to sale
  of subsidiary stock                             200
Minority interest in consolidated subsidiary        7           --           --
Stock issued for services                         165           --          355
Issuance of stock warrants to outside
  consultant                                                   646
Deferred income tax expense                     3,912       (4,462)         170
Changes in operating assets and
  liabilities
Accounts receivable                           (10,585)     (11,929)      (3,131)
Marketable securities                              --           --          369
Inventories                                   (21,393)      (8,778)     (10,285)
Prepaid expenses and other current assets        (547)         106         (310)
Deposits and other assets                         (53)          67          327
Accounts payable                                4,097       (7,930)       2,040
Income taxes payable                            6,869           --           --
Accrued expenses and other current
  liabilities                                   3,181          (61)      (3,033)
Other liabilities                                 152          350
                                             ________     ________     ________
Net cash provided by (used in) operating
  activities                                    2,595      (15,145)      (2,574)
                                             ________     ________     ________

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and
  equipment                                       --           302           --
Purchases of property and equipment             (741)         (367)        (554)
                                             ________     ________     ________
Net cash used in investing activities           (741)          (65)        (554)
                                             ________     ________     ________

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid on preferred stock               (360)         (345)
Net (repayments) proceeds of note
  payable- bank                                 (342)       15,912        8,442
Payments of note payable- stockholder         (1,500)       (5,500)      (6,046)
Proceeds from the issuance of long-term
  debt                                             --           --        1,800
Issuance costs of long-term debt                   --          (32)        (355)
Principal payments on long-term debt             (20)         (863)        (324)
Proceeds from the issuance of common
  stock                                            --        6,275          956
Purchase of treasury stock                         --           --       (1,738)
Net proceeds from exercise of stock
  warrants                                        428           --           --
                                             ________     ________     ________

Net cash provided by (used in) financing
  activities                                   (1,794)      15,447        2,735
                                             ________     ________     ________

Effect of foreign currency translation           (12)           11          (29)
                                             ________     ________     ________

Net increase (decrease) in cash and cash
  equivalents                                      48          248         (422)

Cash and cash equivalents at beginning
  of year                                         393          145          567
                                             ________     ________     ________

Cash and cash equivalents at end of year     $    441     $    393     $    145
                                             ========     ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


Note 1       BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of consolidation

                  The consolidated financial statements include the accounts of DHB Industries, Inc. and its subsidiaries ("DHB" or the "Company"), all of which are wholly owned (except for a .0065 interest in a subsidiary, Point Blank Body Armor Inc., ("Point Blank") issued to an unaffiliated third party during December 2003.) DHB has two major divisions, DHB Armor Group and DHB Sports Group. All intercompany balances and transactions have been eliminated in consolidation.

         Business description

                  DHB Armor Group develops, manufactures, and distributes bullet and projectile resistant garments, bullet resistant and fragmentation vests, bomb projectile blankets, aircraft armor, bullet resistant plates and shields and related ballistic accessories for United States armed forces, federal agencies and state and local law enforcement communities. DHB Sports Group produces and markets a comprehensive line of athletic supports and braces, which are merchandised through national superstore chains. DHB maintains manufacturing facilities in Deerfield Beach, FL, Oakland Park, FL, and Jacksboro, TN.


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

         Accounts Receivable

                  Accounts receivable consist of trade receivables recorded at original invoice amount, less an estimated allowance for uncollectible accounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest, although a finance charge may be applied to receivables that are past due. Trade receivables are periodically evaluated for collectibility based on past credit history with customers and their current financial condition. Changes in the estimated collectibility of trade receivables are recorded in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts. The Company generally does not require collateral for trade receivables.

         Inventories

                  Inventories are stated at the lower of cost (determined on the first-in, first-out basis) or market.

         Property and equipment

                  Property and equipment are recorded at cost less accumulated depreciation. Major additions, improvements, and renewals, which substantially increase the useful lives of assets, are capitalized. Maintenance, repairs, and minor renewals are expensed as incurred. Depreciation is calculated primarily on the straight-line basis over the estimated lives of the assets. Leasehold improvements are amortized over the shorter of the estimated life or the term of the related lease.

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

         Other investment

                  DHB had a cost-based investment in a non-publicly traded company. At December 31, 2002, the investment is included in "Other investment" in the accompanying balance sheet and was carried at cost. During 2003, a decline in the value of this cost-based investment below cost that was deemed other than temporary resulted in the investment being written off at December 31, 2003.

         Fair values of financial instruments

                  The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying values of cash, accounts receivable, accounts payable and long-term debt approximate their fair values.

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

         Research and development expenses

                  Research and development expenses are included in selling, general and administrative expenses as incurred and for the years ended December 31, 2003, 2002 and 2001 was $10,815, $4,221 and $2,327,
         respectively.

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


Note 1   BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Continued

         Advertising expenses

                  The cost of advertising is expensed as incurred. The Company incurred approximately $1,143, $950 and $742 of advertising costs during the years ended December 31, 2003, 2002 and 2001, respectively.

         Earnings per share

                  Basic earnings per share is computed by dividing net income, as adjusted for preferred dividends, by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding compounding the effects of all potentially dilutive common stock equivalents, principally warrants, using the treasury stock method except in cases where the effect would be anti-dilutive.

         Comprehensive income and foreign currency translation

                  Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes foreign currency translation adjustments, which are a component of accumulated other comprehensive loss in stockholders' equity.

         Stock-based compensation

                  The Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations ("APB No. 25") and has adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS No. 148"). Under APB No. 25, when the exercise price of the Company's employee stock warrants equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Accordingly, no compensation expense has been recognized in the consolidated financial statements in connection with employee stock warrant grants.

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

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


Note 1   BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Continued

         Reclassification

                  Years prior to 2003 have been reclassified to conform with the 2003 presentation.

         New Accounting Standards

                  In  November  2002,  the FASB  issued  Interpretation  No. 45,
         "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others," which expands previously issued accounting guidance and disclosure requirements for certain guarantees. The Interpretation requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. This Interpretation did not have a material impact on the Company's consolidated financial position or results of operations.

                  In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure- an amendment of FASB Statement No. 123," which provides optional transition guidance for those companies electing to voluntarily adopt the accounting provisions of SFAS No. 123. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has not changed its method of accounting for stock-based employee compensation.

                  In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities," which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." Interpretation 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not provide sufficient equity at risk for the entity to support its activities. In December 2003, the FASB concluded to revise certain elements of FIN 46. The FASB also modified the effective date of FIN 46. FIN 46 is to be applied for registrants who file under Regulation S-X in periods ending after March 15, 2004. The Company is currently assessing the application of FIN 46 on its financial statements.

                  In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Standard requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The adoption of SFAS No. 150 has not had and is not expected to have a material impact on the Company's consolidated financial position or results of operations.

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


Note 2   SUPPLEMENTAL CASH FLOW INFORMATION

                                              YEAR ENDED DECEMBER 31,
                                       _____________________________________
                  Cash paid for:        2003            2002            2001
                                       _____________________________________
                  Interest             1,329           1,618          $2,364
                  Taxes                  295              73              13

                  For the year ended December 31, 2003, the Company exchanged an approximately 0.0065 interest in Point Blank for $1,650 of inventory pursuant to a transaction which qualifies for non-recognition treatment pursuant to Section 351 of the Internal Revenue Code ("IRC") (See Notes 8 and 14). On January 14, 2002, the Company reduced its note payable-stockholder by $3,000 through the issuance of preferred stock. (See Note 5 and Note 6.)

Note 3   INVENTORIES

                  The components of inventories as of December 31, 2003 and 2002 are as follows:

                                                    2003          2002
                                                   _______       _______

                  Raw materials and supplies       $21,750       $14,833
                  Work in process                   15,430         9,116
                  Finished goods                    17,573         9,411
                                                   _______       _______
                                                   $54,753       $33,360
                                                   =======       =======
Note 4    PROPERTY AND EQUIPMENT

                  Property and equipment, at cost, as of December 31, 2003 and 2002 are summarized as follows:

                                                                     Estimated
                                               2003       2002       Useful life
                                             _______     _______     ___________

         Machinery and equipment             $ 2,215     $ 1,937     5-10 years
         Furniture, fixtures and               1,147       1,146     3-7  years
         computer equipment
         Transportation equipment                453         374     3-5  years
         Leasehold improvements                  970         720     3-10 years
                                                                     or term of
                                             _______     _______     lease
                                               4,785       4,177
         Less accumulated depreciation        (2,966)     (2,557)
         and amortization                    _______     _______

                                             $ 1,819     $ 1,620
                                             =======     =======

                  Depreciation and amortization expense for the years ended December 31, 2003, 2002 and 2001 was approximately $564, $463 and $478, respectively.

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


Note 5   NOTE PAYABLE - STOCKHOLDER

                  This note was payable to the principal stockholder of DHB and bore interest at 12% per annum. The $1,500 balance was repaid in May 2003. On January 14, 2002, the note holder exchanged $3,000 of this indebtedness due him for 500,000 shares of the Company's Series A, 12% Convertible Preferred Stock.


Note 6    NOTE PAYABLE - BANK

                                                DECEMBER 31,
                                              2003        2002
                                             _______     _______

         Credit agreement - current          $ 2,000     $    --

        Credit agreement - non-current        22,012      24,354
                                             _______     _______
                                             $24,012     $24,354
                                             =======     =======

                  On March 15, 2004, the Company amended its bank credit agreement (the "Credit Agreement"), to increase its borrowings limits from $35,000 to $45,000. Pursuant to the Credit Agreement, the Company may borrow, on a revolving basis, up to $32,500 on 85% of eligible accounts receivable(the "Credit Facility"), and the Company will receive a secured term loan of $12,500, amortizing at the rate of $1,000 per quarter. This new agreement will expire on October 1, 2007. Borrowings under the Credit Agreement bear interest, at the Company's option, at the bank's prime rate or LIBOR plus 1.75% per annum on the revolving Credit Facility and at the bank's prime rate or LIBOR plus 2.25% on the term loan. For 2003, the borrowings bore interest at the bank's prime rate or LIBOR plus 1.75% (3.145% at December 31, 2003). The borrowings under the Credit Agreement are collateralized by a first security interest in substantially all of the assets of the Company. The Company has reflected these transactions in accordance with Statement of Financial Accounting Standards No.6, "Classification of Short-Term Obligations Expected To Be Refinanced". Accordingly, the March 15, 2004 refinancing was retroactively reflected on the December 31, 2003 financial statements.


         Aggregate maturities of long-term debt are as follows:

                        FOR THE YEARS ENDING DECEMBER 31,
                      ____________________________________
                      2004                         $ 2,000
                      2005                           4,000
                      2006                           4,000
                      2007                          14,012
                                                   _______
                                                   $24,012


                  In addition, the Credit Agreement includes both negative and affirmative covenants customary for a financing of this nature. The Credit Agreement, among other things, requires the Company to maintain a minimum (i) tangible net worth, as defined, (ii) fixed charge coverage ratio, and (iii) earnings before interest, taxes, depreciation and amortization. The Credit Agreement further limits the amount of capital expenditures that the Company may incur in any fiscal year and the payment of dividends.

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


Note 6   NOTE PAYABLE - BANK - Continued


                  Deferred financing costs associated with the Credit Agreement were capitalized and are being amortized over the term of the September 2001 financing. Amortization expense was $130, $125 and $30 during the years ended December 31, 2003, 2002 and 2001, respectively.


Note 7   ACCRUED EXPENSES AND OTHER CURRENT LIBILITIES


         Accrued expenses and other current liabilities consist of the following as of December 31,:

                                                          2003          2002
                                                         _______       ______

         Accrued Commissions                             $   815       $  545
         Accrued Wages                                     1,502          397
         Accrued Inventory                                 1,017           --
         Accrued Legal and professional fees                 796          564
         Accrued other expenses                            1,138          948
         Customer deposits                                   367           --
                                                         _______       ______
         Total accrued expenses and other
            current liabilities                          $ 5,635       $2,454
                                                         =======       ======

Note 8   MINORITY INTEREST


                  The Company's minority interest on the consolidated balance sheet includes the 10.76 minority shares related to its Point Blank subsidiary at December 31, 2003. The Company sold stock of a subsidiary representing approximately 0.0065 minority interest for $1,650 of inventory. This interest had a book value of approximately $200, which resulted in a gain on the sale of the stock of the subsidiary of approximately $1,450 included in other income.

Note 9   STOCKHOLDERS' EQUITY

         Convertible Preferred Stock

                  DHB is authorized to issue 5,000,000 shares of Preferred Stock ("Preferred Stock"). On January 14, 2002, the principal stockholder of the Company exchanged $3,000 of the indebtedness due him for 500,000 shares of Series A, 12% Convertible Preferred Stock. The Series A, 12% Convertible Preferred Stock has a dividend rate of $0.72 per share per annum, an amount equal to the interest that would have been payable on the exchanged indebtedness. Shares of the Series A, 12% Convertible Preferred Stock are convertible, on a one-to-one basis, at the option of the holder, into shares of common stock. The shares of Series A, 12% Convertible Preferred Stock are redeemable at the option of the Company on December 15 of each year. The Preferred Stock may be redeemed at the option of the Company at an amount in cash equal to $6 per share, as defined. In addition, the Preferred Stock has a liquidation preference at an amount equal to $6 per share, as defined.

         Common Stock

                  DHB has 100,000,000 shares authorized of its $0.001 par value common stock.

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


Note 9   STOCKHOLDERS' EQUITY - Continued

         Treasury Stock

                  On  December  1,  2000,  the  Company's   Board  of  Directors
         announced the directive for the Company to purchase up to 2,000,000 shares of its common stock in the open market, from time to time, at its discretion. As of December 31, 2003, the Company still has authorization to purchase 1,264,395 shares of its common stock. The Credit Agreement, as described in Note 6, limits the dollar amount available to purchase treasury shares based upon an excess cash flow calculation, as defined. All treasury shares repurchased by the Company are immediately retired.

         Earnings per common share

                  Basic earnings per common share calculations are based on the weighted average number of common shares outstanding during each period: 40,588,605, 37,275,920, and 31,455,406 shares for the years ended December 31, 2003, 2002, and 2001, respectively. Calculations for diluted earnings per share are based on the weighted average number of outstanding common shares and common share equivalents during the periods: 44,196,802, 42,304,254, and 36,775,910 shares for the years ended December 31, 2003, 2002 and 2001, respectively.


                                                                    Income             Shares           Per Share
                                                                  (numerator)       (denominator)        Amount
                                                                  ___________       _____________       _________

         Basic EPS
           Income available for common stockholders for the
             year ended December 31, 2003                           $14,812          40,588,605          $ 0.36
             Add preferred stock dividends                              360
             Convertible preferred stock                                                500,000
             Warrants                                                                 3,108,197
                                                                  _______________________________________________
         Diluted EPS                                                $15,172          44,196,802          $ 0.34
                                                                    =======          ==========          ======

         Basic EPS
           Income available for common stockholders for the
             year ended December 31, 2002                           $15,635          37,275,920          $ 0.42
             Add preferred stock dividends                              345
                                                                  _______________________________________________
         Diluted EPS                                                $15,980          42,304,254          $ 0.37
                                                                    =======          ==========          ======

         Basic EPS
           Income available for common stockholders
             for the year ended December 31, 2001                   $10,133          31,455,406          $ 0.32
                                                                  _______________________________________________
         Diluted EPS                                                $10,133          36,775,910          $ 0.28
                                                                    =======          ==========          ======



         Stock option plan

                  The Company adopted a 1995 Stock Option Plan ("Plan") pursuant to which the Board of Directors is authorized to award options to purchase up to 5,000,000 shares of common stock to selected officers, employees, agents, consultants and other persons who render services to the Company. All of the options granted are covered under the plan.

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


Note 9   STOCKHOLDERS' EQUITY - Continued


         Stock warrants

                  In January 2003, the then five members of the Board of Directors were each awarded 50,000 warrants exercisable at $1.41 per share for five years. In July 2003, the new Board member was granted 50,000 warrants exercisable at $4.33 per share for five years. Also during the year ended December 31, 2003, the Board of Directors awarded key employees 35,000 and 33,000 warrants exercisable at $2.01 and $3.85 per share, respectively, which expire in February 2008 and July 2008. The Company also issued and subsequently canceled 10,000 warrants to an employee.

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

                  On June 4, 2002, the Company issued 275,000 warrants to its investor relations firm with an exercise price of $4.95 per share. This warrant expires June 4, 2006. The fair value of this warrant was determined to be approximately $646,000 which is included in selling, general and administrative expenses for the year ended December 31, 2002. The Black-Scholes warrant pricing model used for this warrant had the following assumptions: Risk-free interest rate of 4.67%, expected volatility of common stock of 59.83% and a 4-year option term.


                  During the year ended December 31, 2002, the CEO/Chairman and his wife exercised warrants totaling 5,593,751 shares.

                  A summary of the status of the Company's stock warrants is presented in the table below:


                                                           For the Year Ended December 31,
                                             2003                       2002                        2001
                                    ______________________     _______________________     _______________________
                                                  Weighted                    Weighted                    Weighted
                                                  Average                     Average                     Average
                                                  exercise                    exercise                    exercise
                                     Shares       Price          Shares       Price          Shares       Price
                                    _________     ________     __________     ________     __________     ________

         Warrants outstanding
         -beginning of year         5,163,857      $ 1.64      13,620,689      $ 1.72      13,007,666      $ 1.74

         Granted                      378,000      $ 2.08         625,000      $ 5.15         763,023      $ 2.13
         Exercised                   (248,390)     $ 2.61      (8,931,832)     $ 0.58        (150,000)     $ 3.00
         Cancelled                   (170,467)     $ 5.09        (150,000)     $ 2.92              --
                                    _________                  __________                  __________
         Warrants  outstanding
         - end of year              5,123,000      $ 1.51       5,163,857      $ 1.64      13,620,689      $ 1.72
                                    ==========     ======       =========                  ==========

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


Note 9   STOCKHOLDERS' EQUITY - Continued

                  The per share weighted average fair value of stock warrants granted during the years ended December 31, 2003 and 2002 was $1.71 and $5.1625, respectively. The fair value of these warrants was determined at the date of grant using the Black-Scholes warrant pricing model with the following assumptions:

                  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock warrants have characteristics significantly different from those of traded warrants and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock warrants.

                  The assumptions used to estimate these values are as follows:

                                                     Grants Issued During
                                                     ____________________
                                                 2003        2002        2001
                                                 ____        ____        ____

         Risk-free interest rate                 2.86%       4.67%         4.92%
         Expected volatility of common stock    98.44%      94.54%       100.67%
         Dividend yield                          0.00%       0.00%         0.00%
         Expected term                         5 years     5 years    5.14 years


                  The following table illustrates the effect on net income and earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.


                                                                      YEAR ENDED DECEMBER 31,
                                                                  _______________________________
                                                                   2003        2002         2001
                                                                  _______     _______     _______

         Net income                                               $15,172     $15,980     $10,133
         Less dividend - preferred stock.                            (360)       (345)         --
                                                                  _______     _______     _______
         Income available to common stockholders as reported      $14,812     $15,635     $10,133
         Deduct: total stock-based employee compensation
             expense determined under fair value based method
             for all awards, net of related tax effect              1,027       1,829       2,225
                                                                  _______     _______     _______
         Pro forma                                                $13,785     $13,806     $ 7,908
                                                                  =======     =======     =======

         Basic earnings per common share
         As reported                                              $  0.36       $0.42     $  0.32
         Pro forma                                                $  0.34       $0.37     $  0.25

         Diluted earnings per common share
         As reported                                              $  0.34       $0.37     $  0.28
         Pro forma                                                $  0.32       $0.33     $  0.21

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


Note 9   STOCKHOLDERS' EQUITY - Continued


         Pro forma compensation expense may not be indicative of pro forma expense in future years. For purposes of estimating the fair value of each warrant on the date of grant, the Company utilized the Black-Scholes option-pricing model.

         The following table summarizes information regarding stock warrants outstanding at December 31, 2003.



                                                            Weighted
                                                             Average     Weighted
                                         Number of         Remaining     Average         Number of         Weighted
                Exercise Price           Warrants        Contractual     Exercise          Shares           Average
                    Range               Outstanding          Life           Price       Exercisable     Exercise Price

                  0 to $1.00              3,750,000             6.51        $1.00        3,000,000             $1.00
                $1.01 to $1.50              250,000             4.04        $1.41          250,000             $1.41
                $1.51 to $2.00              530,000             2.75        $2.00          420,000             $2.00
                $2.01 to $2.50              135,000             4.10        $2.37          120,000             $2.42
                $2.51 to $3.00                5,000             1.09        $3.00            5,000             $3.00
               $3.01 and above              453,000             2.73        $5.24          420,000             $4.95
                                          _________                                      _________
                    Totals                5,123,000             5.57        $1.53        4,215,000             $1.60
                                          =========                                      =========



Note 10  RELATED PARTY TRANSACTIONS

                  A summary of related party transactions paid or accrued to DHB's principal stockholder for the years ended December 31, 2003, 2002 and 2001 is as follows:



                                                      2003           2002            2001
                                                      ____           ____            ____

         Repayment of note payable stockholder      $1,500         $5,500          $6,046
         Interest expense                               95            710           2,296
         Rent expense                                  811          1,060             607
         Deferred rent included above                 (118)          (350)             --
         Dividends                                     360            345              --


                  The Company leases an office and manufacturing facility from an entity indirectly owned by the principal stockholder of DHB pursuant to a lease expiring December 31, 2010, with annual rental of approximately $693, $643 and $607 during the years ended December 31, 2003, 2002 and 2001, respectively, and with 6% annual increases thereafter. In addition, included in rental expense was a non-cash expense of $152 and $350 relating to the straight-lining of the rent for the years ended December 31, 2003 and 2002.

                  The Company has been purchasing certain products, which are components of ballistic resistant apparel, manufactured and sold by the Company, from a corporation owned by a shareholder andthe wife of DHB's principal stockholder. The total of such purchases during the years ended December 31, 2003, 2002 and 2001 were approximately $29,243, $7,975 and $2,760, respectively. The Company also sells certain components to this entity, which are used in manufacturing the products that the Company purchases from this entity. In addition, this entity

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


         sub-leases a portion of the Company's Tennessee facility, for which the Company received approximately $40, $40 and $26 during the years ended December 31, 2003, 2002 and 2001, respectively. The Company was owed $580 by this entity at December 31, 2002, which is included in accounts receivable in the accompanying consolidated balance sheets. The Company owed $108, $1,665 and $208 to this entity at December 31, 2003, 2002 and 2001, respectively, for purchases made, which is included in accounts payable in the accompanying consolidated balance sheets. DHB's principal stockholder's wife also owned another company that received revenues of $560 and $43 from the Company during the year ended December 31, 2003 and 2002, respectively, for stitching work. In 2003, company has since been merged into the other entity.

                  The Company has indebtedness to the principal stockholder as described in Note 5.

                  In conjunction with the sale of stock of Point Blank, Point Blank entered into a marketing and consulting agreement with an affiliate of the buyer, pursuant to which such affiliate agreed, in consideration of a cash payment of $634,000, to assist Point Blank in the marketing, sales and distribution of Point Blank's body armor products in Asia, Saudi Arabia, Turkey and Jordan.

Note 11  CONCENTRATION OF CREDIT RISK

                  The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company's accounts at these institutions may, at times, exceed the federally insured limits. The Company has not experienced any losses in such accounts.

                  Approximately 77%, 76% and 75% for the years ended December 31, 2003, 2002 and 2001, respectively, of DHB's sales were made to the United States Government or its agencies.

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

                  Substantially all of the raw materials used in the manufacturing of ballistic-resistant garments are made from fabrics which are patented by major corporations and which are purchased from four independent weaving or manufacturing companies. If any of the manufacturers ceases to produce these products for any reason, DHB would be required to use other fabrics. In such an event, an alternative fabric would have to be selected and ballistic tests would need to be performed. Until this was done, DHB's sale of ballistic resistant products would be severely curtailed and DHB's financial condition would be materially adversely affected.

Note 12   SEGMENT INFORMATION

                  As described in Note 1, the Company operates in two principal segments: ballistic-resistant equipment and protective athletic/sports products. Financial information on the Company's business segments is as follows:

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


Note 12  SEGMENT INFORMATION - Continued



                                                    2003         2002         2001
                                                  ________     ________     ________

NET SALES
Ballistic-resistant equipment                     $224,152     $124,860     $ 93,506
Protective athletic & sports products                5,859        5,492        4,520
                                                  ________     ________     ________
                                                   230,011      130,352       98,026
Less inter-segment sales                                --          (5)          (11)
                                                  ________     ________     ________
Consolidated net sales                            $230,011     $130,347     $ 98,015
                                                  ========     ========     ========

INCOME FROM OPERATIONS
Ballistic-resistant equipment                     $ 33,618     $ 17,534     $ 15,029
Protective athletic & sports products                  426          563           94
Corporate and other (1)                             (8,028)      (4,274)      (2,344)
                                                  ________     ________     ________
Consolidated operating income                     $ 26,016     $ 13,823     $ 12,779
                                                  ========     ========     ========

DEPRECIATION AND AMORTIZATION EXPENSE
Ballistic-resistant equipment                     $    350     $    289     $    223
Protective athletic & sports products                   64           86          157
                                                  ________     ________     ________
                                                       414          375          380
Corporate and other                                    150           88           98
                                                  ________     ________     ________
Consolidated depreciation amortization expense    $    564     $    463     $    478
                                                  ========     ========     ========

INTEREST EXPENSE
Ballistic-resistant equipment                     $  1,238     $    935     $    463
Protective athletic & sports products                   --           --           77
                                                  ________     ________     ________
                                                     1,238          935          540
Corporate and other (2)                                106          710        1,973
                                                  ________     ________     ________
Consolidated interest expense                     $  1,344     $  1,645     $  2,513
                                                  ========     ========     ========

INCOME TAXES (BENEFIT)
Ballistic-resistant equipment                     $ 14,341     $     22     $    143
Protective athletic & sports products                  182            2           --
                                                  ________     ________     ________
                                                    14,523           24          143
Corporate and other (2)                             (3,425)      (3,696)          32
                                                  ________     ________     ________
Consolidated tax (benefit) expense                $ 11,098     $ (3,672)    $    175
                                                  ========     ========     ========

IDENTIFIABLE ASSETS
Ballistic-resistant equipment                     $ 88,503     $ 56,471
Protective athletic & sports products                3,186        2,907
                                                  ________     ________
                                                    91,689       59,378
Corporate and other (2)                              1,739        5,993
                                                  ________     ________
Consolidated assets                               $ 93,428     $ 65,371
                                                  ========     ========


         Foreign sales accounted for 1%, 2% and 2% of the total revenues for the years ended December 31, 2003, 2002 and 2001, respectively. Foreign identifiable assets accounted for 0%, 1% and 1% of the total assets at December 31, 2003, 2002 and 2001, respectively.

(1) Corporate and other includes corporate general and administrative expenses.

(2) Corporate assets are principally deferred income tax assets and property and equipment.

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


Note 13 COMMITMENTS AND CONTINGENCIES

Leases
                  The Company has non-cancelable operating lease, which expire through 2014. These leases generally require the Company to pay certain costs, such as real estate taxes. As further described in Note 10, the Company leases an office and manufacturing facility from an entity owned by a related party. In addition, the Company subleases a portion of one of its facilities to an entity owned by a related party as described  in Note 10.  Pursuant  to such  sublease,  which  expired on
         December 31, 2003, the Company received sublease income of approximately $40 for the year ending December 31, 2003.

                  In December 2003, the Company entered into a lease for an additional facility for the purpose of expanding its operations. This lease expires on April 30, 2014 and requires annual base rental payments of $723.

                  As of December  31, 2003,  future  minimum  lease  commitments
         (excluding   renewal   options)   under   non-cancelable   leases   are
         approximately:

                        For the Years Ending December 31,
                        _________________________________
                        2004                      $ 1,698
                        2005                        2,201
                        2006                        2,159
                        2007                        2,205
                        2008                        2,064
                        Thereafter                  7,557
                                                  _______
                                                  $17,884
                                                  =======

           Rent and real estate tax expense on operating leases for the years ended December 31, 2003, 2002 and 2001 aggregated approximately $1,820, $1,785 and $1,106, respectively.

Employment agreements

           The Company is party to an employment agreement dated July 1, 2000 with its principal stockholder, which expires in July 2005 and provides for an initial base salary of $500 per annum. The base salary is increased $50 each year on the anniversary. In addition, on the effective date of the employment agreement, the employee received 3,750,000 warrants, exercisable at $1.00 per share and vesting 20% immediately and in 20% annual increments thereafter. The warrants expire in July 2010.

Litigation

           The Company filed a lawsuit against its insurance carrier and an insurance agent for negligence and breach of fiduciary duties as a result of the damages incurred during Hurricane Irene in October 1999. During 2003, this case was settled with all parties for $1,009, net of legal fees.

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

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


Note 13  COMMITMENTS AND CONTINGENCIES - Continued

           On or about October 30, 2002, the Company filed a lawsuit against certain union leaders in the United States District Court for the Southern District of Florida, claiming defamation, conspiracy to defame and tortious interference with contractual and ongoing business relationships. The Company is vigorously pursuing this action.


           The Company is subject to other legal proceedings and claims, which have arisen in the ordinary course of its business and have not been finally adjudicated. These actions when ultimately concluded and determined will not, in the opinion of management, have a material adverse effect on the results of operations or the financial condition of the Company.

           The Company is currently the subject of an investigation by the Securities and Exchange Commission with respect to certain related party transactions.

Note 14  INCOME TAXES

Components of income taxes are as follows:

                            2003         2002          2001
                           ______       _______       _____
         Federal
         Current           $6,143       $     0       $   0
         Deferred           3,521        (3,175)          0
                           ______       _______       _____
         Total federal     $9,664       $(3,175)      $   0
                           ======       =======       =====

         State
         Current           $1,043       $    77       $ 175
         Deferred             391          (574)          0
                           ______       _______       _____
         Total state       $1,434       $  (497)      $ 175
                           ======       =======       =====


A reconciliation of the statutory federal income tax rates to the Company's effective tax rate for the years ended December 31 is as follows:


                                                                                2003         2002          2001
                                                                               _____        _____          ----

         Statutory U.S. income tax rate                                        34.00%       34.00%        34.00%

         Utilization of federal net operating loss carryforwards                           (34.00)       (34.00)
         Utilization of state net operating loss carryforwards                              (5.00)
         Reduction of valuation allowance                                                  (23.39)
         Other                                                                   3.3          .08
         State and local income taxes (benefit), net of federal benefits         4.9        (1.52)         1.60
                                                                               _____        _____        ______

         Effective tax rate                                                     42.2%       (29.83)%        1.60%
                                                                               =====        ======       ======

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


Note 14  INCOME TAXES - CONTINUED

The significant components of deferred tax assets and liabilities as of December 31, were as follows:

                                                   2003       2002       2001
                                                  ______     ______     ______

Net operating loss carryforwards                  $   --     $2,843     $5,440
AMT credit                                             7         21
Accounts receivable reserve                          437        417        270
Deferred rent                                        187        137
Inventories                                                     455
Deferred compensation                                178        252
Capital loss carryover                               641        641         95
Write down of non-marketable securities                                    448
Write down of investment in Point Blank Int'l         --        596        520
                                                  ______     ______     ______
                                                   1,450      5,362      6,773
Less valuation allowance                             641        641      6,514
                                                  ______     ______     ______
Net deferred income tax assets                    $  809     $4,721     $  259
                                                  ======     ======     ======

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

Year-End Transaction

         On December 19, 2003, DHB's subsidiary Point Blank Body Armor, Inc. ("Point Blank") issued to Hightower Capital Management, LLC ("Hightower") shares of common stock of Point Blank representing approximately 1% of the outstanding capital stock of Point Blank in consideration of which Hightower had transferred and delivered to Point Blank, on December 19, 2003 certain inventories of ballistic plates and other goods usable in Point Blank's business. The inventory received by Point Blank had an aggregate list price of $1,650,000, equal to the appraised value of the shares of Point Blank issued to Hightower (such appraisal having been performed by an independent business appraiser). Simultaneously, DHB contributed to Point Blank shares of common stock of DHB's subsidiary NDL Products, Inc. ("NDL") having an aggregate appraised value equal to 10% of the appraised value of Point Blank (such appraisal of NDL having been performed by the same independent business appraiser as performed the appraisal of Point Blank), in consideration of which Point Blank issued to DHB a number of shares of common stock of Point Blank having an equivalent appraised value. DHB has retained rights of first refusal and rights to repurchase the shares of Point Blank issued to Hightower, either at the offered price (in the event of a proposed sale by Hightower) or at fair market value (in the event of termination of the business relationship between Point Blank and Hightower). Due to the fact that the amount of the income tax benefit is uncertain, an estimated reserve of approximately $3,500,000 was recorded as of December 31, 2003.


Note 15  QUARTERLY RESULTS (UNAUDITED)

         The following table presents summarized quarterly results of operations for the Company for the years ended December 31, 2003 and 2002. The Company believes all necessary adjustments have been included in the amounts stated below to present fairly the following selected information when read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein. Future quarterly operating results may fluctuate depending on a number of factors. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or any other quarter.

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

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


                                                 First      Second       Third      Fourth
                                               Quarter     Quarter     Quarter     Quarter
                                               _______     _______     _______     _______

Year ended December 31, 2003
Net sales                                      $46,153     $56,525     $54,417     $72,916
Gross profit                                    12,968      15,524      14,818      20,031
Income available to common stockholders          4,929       3,961       3,160       2,762
Basic earnings per share                       $  0.12     $  0.10     $  0.08     $  0.07
Diluted earnings per share                     $  0.12     $  0.09     $  0.07     $  0.06

Year ended December 31, 2002 - as restated
Net sales                                      $33,636     $34,014     $30,146     $32,548
Gross profit                                     9,454      10,037       9,141       9,093
Income available to common stockholders          4,719       4,241         952       5,723
Basic earnings per share                       $  0.14     $  0.11     $  0.02     $  0.14
Diluted earnings per share                     $  0.11     $  0.10     $  0.02     $  0.13


                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                     SCHEDULE II TO THE FINANCIAL STATEMENTS
                        VALUATION AND QUALIFYING ACCOUNTS
                        DECEMBER 31, 2003, 2002 AND 2001
                                 (In thousands)


Allowances deducted from related balance sheet accounts:

                                              Accounts
                                             Receivable       Inventory
                                             __________       _________

          Balance at December 31, 2000         $  653            $ --

          Additions charged to
          costs and expenses                      290

          Deductions/writeoffs                   (151)             --
                                               ______            ____

          Balance at December 31, 2001            792              --

          Additions charged to
          costs and expenses                      379

          Deductions/writeoffs                   (101)             --
                                               ______            ____

          Balance at December 31, 2002          1,070              --

          Additions charged to                     99             226
          costs and expenses

          Deductions/writeoffs                   (317)              --
                                               ______            ____

          Balance at December 31, 2003         $  852            $226
                                               ======            ====

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this the 15th day of March 2004.

                                                     DHB Industries, Inc.

                                                     /s/ DAVID H. BROOKS
                                                     ________________________
                                                     David H. Brooks
                                                     Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                CAPACITY                         DATE


/s/ DAVID H. BROOKS      Chairman of the Board,           March 15, 2004
____________________     and Director
David H. Brooks


/s/ DAWN M. SCHLEGEL     Treasurer                        March 15, 2004
____________________     Principal Financial Officer
Dawn M. Schlegel         Principal Accounting Officer


/s/ JEROME KRANTZ        Director                         March 15, 2004
____________________
Jerome Krantz


/s/ GARY NADELMAN        Director                         March 15, 2004
____________________
Gary Nadelman

                               Index of Exhibits.

Exhibit       Description

3.1           Certificate of Incorporation of DHB Capital Group Inc., a
              Delaware corporation.                                         1

3.2           Certificate of Amendment to Certificate of Incorporation
              filed December 31, 1996                                       2

3.3           Certificate of Amendment to Certificate of Incorporation
              filed July 24, 2001                                           6

3.4           Certificate of Designations & Preference, an amendment to
              the Certificate of Incorporation filed on December 26, 2001   6

3.5           By-Laws                                                       1

4.2           Stock Subscription Agreement between the Registrant and
              David Brooks, dated December 14, 2001                         6

4.3           Form of Warrant Agreement with respect to all Outstanding
              Warrants                                                      3

10.1          Employment Agreement dated July 1, 2000 between DHB and
              David Brooks                                                  3

10.2          Promissory Note between the Company and David Brooks dated
              November 6, 2000                                              3

10.3          1995 Stock Option Plan                                        4

10.6          Sale agreement dated March 10, 2000 between DHB and DMC2
              Electronic Components                                         5

10.7          Lease agreement dated January 1, 2001 between Point Blank
              Body Armor and VAE Enterprises.                               3

10.8          Lease agreement dated April 15, 2001 between DHB Capital
              Group and A&B Holdings, Inc.                                  3

10.9          Loan and Security Agreement dated September 24, 2001 with
              LaSalle Business Credit Inc.                                  7

10.10         First Amendment and Waiver to Loan and Security Agreement,
              dated June 28, 2002                                           8

10.11         Second Amendment to Loan and Security Agreement, dated
              February 25, 2003                                             9

10.12         Third Amendment to Loan and Security Agreement, dated as
              of August 30, 2002                                           10

10.13 Fourth Amendment to Loan and Security Agreement, dated as of November __, 2003

10.14 Industrial Lease dated December 5, 2003 between Point Blank Body Armor Inc. and Atlantic Business Center L.C.

10.15 Fifth Amendment to Loan and Security Agreement, dated as of December __, 2003

10.16 Subscription and Restructuring Agreement dated as of December 19, 2003 by and among Point Blank Body Armor Inc., Hightower Capital Management, LLC and DHB.

10.17 Sixth amendment to Loan and Security Agreement dated March 15, 2004 with LaSalle Business Credit LLC

14            Code of Ethics

21            List of Subsidiaries

31.1          Certification of Chairman and Chief Executive Officer pursuant to
              Section 302 of The Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32.1 Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

6 Incorporated by reference to the Company's Current Report on Form 8-K filed January 28, 2002.

7 Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 2001, filed November 14, 2001.

8 Incorporated by reference to the Company's Current Report on Form 8-K filed July 12, 2002.

9 Incorporated by reference to the Company's Current Report on Form 8-K filed February 25, 2003.

10 Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 2003, filed November 14, 2003.