Form 10-K/A
period 2003-12-31
DHB INDUSTRIES INC
filed 2004-03-30
CIK 899166

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         FORM 10-K/A PURSUANT TO 12b-25

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


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.

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

         In addition to the Interceptor, the Armor Group manufactures a number of other protective armor systems for military use. Fragmentation armor, such as the Combat Vehicle Crewman from Point Blank and the Warfighter from PACA, is designed to military specifications and offers protection against materials and velocities associated with the fragmentation of explosive devices such as grenades, mortars, artillery shells and ballistic projectiles. During 2003, the Armor Group delivered the P3ICE Countermine Ensemble for the U.S. Army Countermine program. During the fourth quarter of 2003, the Armor Group also completed first article requirements for the Combat Vehicle Crewman ("CVC") Program and began to deliver the first quantities to the military depots.

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

         CUSTOMERS. The Armor Group's products are sold domestically to U.S. military, to United States law enforcement agencies, corrections and distributors and are sold internationally to governments and distributors. Sales to the U.S. military directly or as a subcontractor accounted for 63%, 57% and 62% of the Armor Group's revenues for the years ended December 31, 2003, 2002 and 2001, respectively. Sales directly and indirectly to domestic state and local law enforcement agencies, security and intelligence agencies, and federal and state correctional facilities, accounted for 22%, 22% and 22%, of the Armor Group's revenues in the years ended December 31, 2003, 2002 and 2001, respectively.

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

         Currently, the Sports Group manufactures and markets products under the brands NDL(TM), GRID(TM), MagneSystems(TM), FLEX-AID(TM), and Doctor Bone Savers(TM). The Sports Group markets its products to a variety of distribution points with an emphasis on major retailers. The Sports Group's various brands are offered to the customer by mass merchandisers, chain drug stores, food chains, independent sporting goods and pharmacy retailers, catalog sellers, wholesalers and e-commerce websites. The Sports Group customer list includes retail and wholesale establishments such as Wal-Mart, Target, Meijer and Longs Drug Stores. Two customers, Wal-Mart and Target, collectively accounted for 68%, 61% and 61% of the Sports Group's revenues for the years ended December 31, 2003, 2002 and 2001, respectively.

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

(1) Corporate and other includes corporate general, administrative expenses and other investments.

(2) Corporate  assets  are  principally   deferred  income  tax  assets,  other
    investment and property and equipment.



AVAILABLE INFORMATION


         The Company's Internet address/website is www.dhbindustries.com. As of the date of this Annual Report on Form 10-K/A, the Company makes available free of charge on its website materials filed or furnished by the Company under the Securities Exchange Act of 1934 as soon as reasonably practicable after such materials are filed with or furnished to the Securities and Exchange Commission. The Company will voluntarily provide electronic copies (or a reasonable number of paper copies) of its filings free of charge upon request.


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



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following analysis of the Company's financial condition and results of operations should be read in conjunction with the financial statements, including the notes thereto, contained elsewhere in this Form 10-K/A.

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


         RESULTS OF OPERATIONS

         YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002.

         Consolidated net sales for the year ended December 31, 2003 increased 76.5% to $230.0 million as compared to a $130.3 million for the prior comparable periods. The Armor Group's revenues increased 79.5% to $224.2 million for the year ended December 31, 2003 from approximately $124.9 million for the year ended December 31, 2002. This increase was attributable to a 103.3% increase in orders from the military as well as a 61.2% increase in sales to state and local law enforcement agencies. In recognition of the increased focus on homeland security and the war on terrorism, the number of officers and agents has increased over the past two years and there has been increased funding to help equip these officers and agents, which has led to increased demand for our products. The Sports Group's revenues for the year ended December 31, 2003 increased 7.2% to approximately $5.9 million as compared to approximately $5.5 million for the year ended December 31, 2002. The increase in the Sports Group's revenues was attributable to the addition of Wal-Mart stores in Canada to its customer base, the addition of Long Drugs stores as a distribution network and an expanded number of products in Target stores during 2003. The consolidated gross profit percentage for the year ended December 31, 2003 was 27.5% as compared to 28.9% for the year ended December 31, 2002. This decrease in the gross profit percentage reflects a change in the product mix as well as the additional costs associated with increasing and expediting the Company's sales orders to meet the accelerated demand of our customers, including overtime costs and freight and delivery charges.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Annual Report contains certain forward-looking statements and information relating to the Company that is based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this document, the words "anticipate," "believe," "estimate," "expect," "going forward," and similar expressions, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including, but not limited to: general business and economic conditions, the maintenance of the Company's military supply contacts, the level of governmental expenditures on law enforcement equipment, continued supplies of materials from critical vendors, the continued availability of insurance for the Company's products and other risks described in this Annual Report on Form 10-K/A under the heading "Risk Factors" and other reports and materials filed with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.

RISK FACTORS

          The Company's business, operations and financial condition are subject to various risks. Several material risks are described below, and you should take these risks and other set forth in this Annual Report on Form 10-K/A and in other materials we file with the Securities and Exchange Commission into account in evaluating us or any investment decision involving us. This section does not describe all risks applicable to us, our industry or our business, and it is intended only as a summary of certain material risk factors. In this section, the Company is referred to using "us, ""our," "we" or similar words and our stockholders are referred to as "you."

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
                                           ===========     ===========     ===========     ===========

                                            RESTATED        RESTATED        RESTATED        RESTATED
FISCAL 2002*(RESTATED)                       FIRST           SECOND          THIRD           FOURTH
                                            QUARTER         QUARTER         QUARTER         QUARTER
                                           ___________     ___________     ___________     ___________

Net sales                                  $    33,639     $    34,014     $    30,146     $    32,548
Cost of goods sold                              24,184          23,977          21,005          23,455
                                           ___________     ___________     ___________     ___________
Gross profit                                     9,454          10,037           9,141           9,093
Selling, general and admin expense               4,268           5,283           7,605           6,747
                                           ___________     ___________     ___________     ___________
Operating income                                 5,187           4,754           1,536           2,346
Other income (expense), net                       (441)           (452)           (503)           (119)
                                           ___________     ___________     ___________     ___________
Income before income taxes                       4,746           4,302           1,033           2,227
Income taxes                                        27              61              81          (3,841)
                                           ___________     ___________     ___________     ___________
Net income                                       4,719           4,241             952           6,068
Dividend - preferred stock                          --              --              --            (345)
                                           ___________     ___________     ___________     ___________
Income available to common stockholders
                                           $     4,719     $     4,241     $       952     $     5,723
                                           ===========     ===========     ===========     ===========






Earnings per share
Basic                                      $      0.14     $      0.11     $      0.03     $      0.14
                                           ===========     ===========     ===========     ===========
Diluted                                    $      0.11     $      0.10     $      0.03     $      0.13
                                           ===========     ===========     ===========     ===========

Weighted average shares outstanding
Basic shares                                31,486,391      36,789,796      40,413,746      40,413,746
                                           ===========     ===========     ===========     ===========
Diluted shares                              41,722,903      41,024,916      43,827,580      42,641,615
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

                o The Company distributed a questionnaire to each of the Company's officers and directors specific to related party transactions; and the Company has pursued and will pursue more rigorous follow-up with its directors and executive officers regarding their responses to annual questionnaires used in preparing the Company's Form 10-K/A and proxy materials.

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

         Point Blank leases a 67,000 square foot office and manufacturing facility (the "Oakland Park Facility") located at 4031 N.E. 12th Terrace, Oakland Park, Florida 33334, from V.A.E. Enterprises LLC ("V.A.E."), a limited liability company controlled by Terry Brooks, the wife of Mr. David H. Brooks, and beneficially owned by Mr. and Mrs. Brooks' minor children. Total base rental under this lease was $682,000 and $643,000 in 2003 and 2002, respectively, and the lease expires on December 31, 2010. Management performed a comparison of market rates at the time the lease was entered into, and believes that the terms of the lease were at the current market price that would then have been obtained from an unrelated party.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         AUDIT FEES. The aggregate fees billed for professional services rendered by Grant Thornton for the audit of the Company's financial statements ("Audit Services") during the year ended December 31, 2002 were $157,450 includes services rendered in connection with the Company's Form 10-K/A. The aggregate fees billed by Grant Thornton for services rendered to the Company, other than the services described above under "Audit Fees", for the fiscal year ended December 31, 2002 were approximately $29,870 for services rendered in connection with the Company's Form 10-Qs for the second and third quarter of 2002 and the first and second quarter of 2003. These fees were principally for review of the Company's Quarterly Reports on Form 10-Q. There were no audit or non-audit services rendered by Grant Thornton to the Company prior to May 29, 2002. The Company's current independent accountants, Weiser LLP, had billed the Company a total of $160,000 for audit services (in respect of the 2003 fiscal year) through March 1, 2004.

         TAX FEES. Grant Thornton billed the Company $19,200 for the preparations of its corporate income taxes for the year ended December 31, 2002. Weiser LLP has provided the Company with professional services for tax compliance, tax advice or tax planning and billed aggregate fees of approximately $30,000 for such professional services through March 1, 2004.

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

         ALL OTHER FEES. Grant Thornton billed a transition fee for the change in accountants of $31,800. There were no other fees billed or services rendered to the Company by Grant Thornton, other than the services described above for the fiscal year ended December 31, 2002. There were no audit or non-audit services rendered by Grant Thornton to the Company prior to May 29, 2002. Except for audit and tax fees described above, Weiser LLP has not billed the Company or provided any services other than in connection with the audit of the Company's financial statements and tax planning during the year ended December 31, 2003.

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


/s/GRANT THORNTON LLP


Melville, New York

February 14, 2003 (except for Note 6, as to which the date is February 25, 2003 and Note 13, as to which the date is March 17, 2003, and Note 10 and Note 13-Leases, as to which the date is July 18, 2003))

INDEPENDENT AUDITORS' REPORT





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

         Other investment

                  DHB had a cost-based investment in a non-publicly traded company. At December 31, 2002, the investment is included in "Other investment" in the accompanying balance sheet and was carried at cost. In December 2003, a decline in the value of this cost-based investment below cost that was deemed other than temporary resulted in the investment being written off at December 31, 2003.

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

                  On January 14, 2002, the principal stockholder of the Company exchanged $3,000 of the indebtedness due him for 500,000 shares of Series A, 12% Convertible Preferred Stock. (See Note 9)


                  The Company leases an office and manufacturing facility from an entity indirectly owned by the principal stockholder of DHB pursuant to a lease expiring December 31, 2010, with annual rental of approximately $693, $643 and $607 during the years ended December 31, 2003, 2002 and 2001, respectively, and with 6% annual increases thereafter. In addition, included in rental expense was a non-cash expense of $152 and $350 relating to the straight-lining of the rent for the years ended December 31, 2003 and 2002.

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

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


                                                 First      Second       Third      Fourth
                                               Quarter     Quarter     Quarter     Quarter
                                               _______     _______     _______     _______

Year ended December 31, 2003
Net sales                                      $46,153     $56,525     $54,417     $72,916
Gross profit                                    12,968      15,524      14,818      20,031
Income available to common stockholders          4,929       3,961       3,160       2,762
Basic earnings per share                       $  0.12     $  0.10     $  0.08     $  0.07
Diluted earnings per share                     $  0.12     $  0.09     $  0.07     $  0.06

Year ended December 31, 2002 - as restated
Net sales                                      $36,639     $34,014     $30,146     $32,548
Gross profit                                     9,455      10,037       9,141       9,093
Income available to common stockholders          4,719       4,241         952       5,723
Basic earnings per share                       $  0.14     $  0.11     $  0.03     $  0.14
Diluted earnings per share                     $  0.11     $  0.10     $  0.03     $  0.13


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
                                               ======            ====

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this the 30th day of March 2004.

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


SIGNATURE                CAPACITY                         DATE


/s/ DAVID H. BROOKS      Chairman of the Board,           March 30, 2004
____________________     and Director
David H. Brooks


/s/ DAWN M. SCHLEGEL     Treasurer                        March 30, 2004
____________________     Principal Financial Officer
Dawn M. Schlegel         Principal Accounting Officer


/s/ JEROME KRANTZ        Director                         March 30, 2004
____________________
Jerome Krantz


/s/ GARY NADELMAN        Director                         March 30, 2004
____________________
Gary Nadelman

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