Form 10-Q
period 2004-03-31
DHB INDUSTRIES INC
filed 2004-05-10
CIK 899166

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


                              FOR THE QUARTER ENDED

March 31, 2004                                       Commission File No. 0-22429


                              DHB INDUSTRIES, INC.
             (Exact name of Registrant as specified in its charter)


          DELAWARE                                               11-3129361
(State or other jurisdiction                                  (I.R.S. Employer
     of incorporation)                                       Identification No.)


                 400 POST AVENUE, SUITE 303, WESTBURY, NY 11590
                    (Address of principal executive offices)


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

                                Yes [ X ] No [ ]

As of May 10, 2004, there were 40,812,136 shares of Common Stock, $.001 par value, outstanding.

================================================================================

                                      INDEX

PART I.  FINANCIAL INFORMATION                                              PAGE

Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets as of March 31, 2004
      (Unaudited) and December 31, 2003                                       3

   Unaudited Condensed Consolidated Statements of Operations For The
      Three Months Ended March 31, 2004 and 2003                              4

   Unaudited Condensed Consolidated Statements of Cash Flows For The
      Three Months Ended March 31, 2004 and 2003                              5

   Notes to Unaudited Condensed Consolidated Financial Statements          6-11

Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations                                                  12-15

Item 3. Quantitative and Qualitative Disclosures about Market Risk           15

Item 4. Controls and Procedures                                           16-18

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                 18-19

Item 2. Changes in Securities and Use of Proceeds                            19

Item 3. Defaults Upon Senior Securities                                      19

Item 4. Submission of Matters to a Vote of Security Holders                  19

Item 5. Other Information                                                    19

Item 6. Exhibits and Reports on Form 8-K                                  19-20

Signatures                                                                   20



                    ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
             AS OF MARCH 31, 2004 (UNAUDITED) AND DECEMBER 31, 2003
                 (In thousands, except share and per share data)


                                                                          March 31,     December 31,
                                                                            2004           2003
                                                                          _________     ____________

ASSETS
Current assets
Cash and cash equivalents                                                 $    478        $   441
Accounts receivable, less allowance for doubtful accounts of
    $879 and $852, respectively                                             38,643         33,707
Inventories                                                                 62,817         54,753
Deferred income tax assets                                                     372            372
Prepaid expenses and other current assets                                    1,204          1,518
                                                                          ________        _______
Total current assets                                                       103,514         90,791
                                                                          ________        _______

Property and equipment, net                                                  2,392          1,819
                                                                          ________        _______

Other assets
Deferred income tax assets                                                     468            437
Deposits and other assets                                                      421            381
                                                                          ________        _______
Total other assets                                                             889            818
                                                                          ________        _______
Total assets                                                              $106,795        $93,428
                                                                          ========        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt                                      $  3,000        $ 2,000
Accounts payable                                                             8,933          9,465
Accrued expenses and other current liabilities                               8,497          6,869
Income taxes payable                                                         7,394          5,635
                                                                          ________        _______
Total current liabilities                                                   27,824         23,969
                                                                          ________        _______

Long-term liabilities
Notes payable-bank                                                          15,588         22,012
Term loan payable                                                            9,500
Other liabilities                                                              530            502
                                                                          ________        _______

Total liabilities                                                           53,442         46,483
                                                                          ________        _______

Commitments and contingencies

Minority interest in consolidated subsidiary                                   266            207

Stockholders' equity
Convertible preferred stock, $0.001 par value, 5,000,000 shares                  1              1
  authorized, 500,000 shares of Series A, 12% convertible preferred stock issued and outstanding; liquidation preference $3,000
Common stock, $0.001 par value, 100,000,000 shares                              41             41
  authorized, 40,782,136 and 40,742,136 issued
Additional paid in capital                                                  35,464         35,384
Accumulated other comprehensive loss                                           (53)           (53)
Retained earnings                                                           17,634         11,365
                                                                          ________        _______
Total stockholders' equity                                                  53,087         46,738
                                                                          ________        _______
Total liabilities and stockholders' equity                                $106,795        $93,428
                                                                          ========        =======

               (See Notes to Condensed Consolidated Financial Statements)




                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (In thousands, except share and per share data)

                                                                  For the Three Months
                                                                    Ended March 31,
                                                              _____________________________
                                                                 2004              2003
                                                              ___________       ___________

Net sales                                                     $    74,403       $    46,153

Cost of goods sold (includes related party purchases of
   $3,302, and $6,548, respectively)                               53,638            33,185
                                                              ___________       ___________

Gross profit                                                       20,765            12,968

Selling, general and administrative expenses                        9,872             5,793
                                                              ___________       ___________

Income before other income (expense)                               10,893             7,175
                                                              ___________       ___________

Other income (expense)
Interest expense                                                     (299)             (329)
Proceeds from settlement of lawsuit                                    --               739
Other income                                                           10                13
                                                              ___________       ___________
Total other income (expense)                                         (289)              423
                                                              ___________       ___________

Income before income taxes and minority interest                   10,604             7,598

Income taxes                                                        4,186             2,579
                                                              ___________       ___________

Income before minority interest of subsidiary                       6,418             5,019

Minority interest of subsidiary                                       (59)               --
                                                              ___________       ___________

Net income                                                          6,359             5,019

Dividend - preferred stock                                            (90)              (90)
                                                              ___________       ___________

Income available to common stockholders                       $     6,269       $     4,929
                                                              ===========       ===========

Earnings per common share:

Basic shares                                                  $      0.15       $      0.12
                                                              ===========       ===========
Diluted shares                                                $      0.14       $      0.12
                                                              ===========       ===========

Weighted average shares outstanding:

Basic shares                                                   40,743,784        40,413,746
Effect of convertible preferred                                   500,000           500,000
Warrants                                                        3,898,249         1,871,742
                                                              ___________       ___________
Diluted shares                                                 45,142,033        42,785,488
                                                              ===========       ===========

           (See Notes to Condensed Consolidated Financial Statements)




                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 (In thousands, except share and per share data)

                                                               For the Three Months
                                                                  Ended March 31,
                                                             _________________________
                                                               2004             2003
                                                             ________          _______

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                   $  6,359          $ 5,019
Adjustments to reconcile net income to net cash used in
operating activities:
Depreciation and amortization                                     205              132
Amortization of deferred financing costs                           36               34
Provision for doubtful accounts                                    27               --
Minority interest of subsidiary                                    59               --
Deferred income tax (benefit) expense                             (31)           2,535
Changes in operating assets and liabilities
Accounts receivable                                            (4,963)          (8,918)
Inventories                                                    (8,064)          (8,473)
Prepaid expenses and other current assets                         314             (120)
Deposits and other assets                                           7              (68)
Accounts payable                                                 (532)           2,320
Income taxes payable                                            1,759               --
Accrued expenses and other current liabilities                  1,628              168
Other liabilities                                                  28               30
                                                             ________          _______
Net cash used in operating activities                          (3,168)          (7,341)
                                                             ________          _______

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                              (778)            (371)
                                                             ________          _______
Net cash used in investing activities                            (778)            (371)
                                                             ________          _______

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid on preferred stock                                 (90)             (90)
Net proceeds of notes payable- bank                             4,076            7,529
Issuance costs of long-term debt                                  (83)              --
Principal payments on long-term debt                               --               (7)
Proceeds from the issuance of common stock                         80               --
                                                             ________          _______

Net cash provided by financing activities                       3,983            7,432
                                                             ________          _______

Effect of foreign currency translation                             --               (2)
                                                             ________          _______

Net increase (decrease) in cash and cash equivalents               37             (282)

Cash and cash equivalents at beginning of the period              441              393
                                                             ________          _______

Cash and cash equivalents at end of the period               $    478          $   111
                                                             ========          =======


                             (See Notes to Condensed Consolidated Financial Statements)


                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of DHB Industries, Inc. and subsidiaries (collectively "DHB" or the "Company") as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The unaudited financial statements include all adjustments, consisting only of normal and recurring adjustments, which, in the opinion of management, were necessary for a fair presentation of financial condition, results of operations and cash flows for such periods presented. However, these results of operations are not necessarily indicative of the results for any other interim period or for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been omitted in accordance with published rules and regulations of the Securities and Exchange Commission (the "SEC"). These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K/A for the year ended December 31, 2003 filed with the SEC on March 30, 2004.

NOTE 2.  SUPPLEMENTAL CASH FLOW INFORMATION


                                                       For the Three Months
                                                         Ended March 31,
                                                       ____________________
                                                        2004           2003
                                                       _______         ____
         Cash paid for:
         Interest                                      $   428         $321
         Taxes                                           3,924           44

         Non-cash financing and investing activities:
         Revolving credit loan refinanced to
            long-term debt                             $12,500           --
         Property and equipment acquired under
            capital lease                                   --           20


NOTE 3.  INVENTORIES

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and are summarized as follows:

                                          March 31,       December 31,
                                             2004                 2003
                                          _________       ____________

         Raw materials and supplies        $28,493          $21,750
         Work in process                    18,528           15,430
         Finished goods                     15,796           17,573
                                           _______          _______
                                           $62,817          $54,753
                                           =======          =======

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


NOTE 4.   LONG-TERM DEBT

On March 15, 2004, the Company amended its bank credit agreement (the "Credit Agreement"), to increase its borrowing limits from $35,000 to $45,000. Pursuant to the Credit Agreement, the Company may borrow, on a revolving basis, up to $32,500 on 85% of eligible accounts receivable (the "Credit Facility"), and the Company borrowed a secured term loan of $12,500, amortizing at the rate of $1,000 per quarter, commencing July 2004. This amended agreement will expire on October 1, 2007. Borrowings under the Credit Agreement bear interest, at the Company's option, at the bank's prime rate (4% at March 31, 2004) or LIBOR (1.11% at March 31, 2004) plus 1.75% per annum on the revolving Credit Facility and at the bank's prime rate or LIBOR plus 2.25% on the term loan. For 2003, the borrowings bore interest at the bank's prime rate or LIBOR plus 1.75% (3.145% at December 31, 2003). The borrowings under the Credit Agreement are collateralized by a first security interest in substantially all of the assets of the Company.

NOTE 5. STOCK BASED COMPENSATION

Warrants

No warrants were issued during the three months ended March 31, 2004. During the three-month period ended March 31, 2004, employees exercised warrants to purchase 40,000 shares of the Company's unregistered common stock at an average price of $2.00 per share. During the three months ended March 31, 2003, the five members of the Board of Directors were each awarded 50,000 warrants exercisable at $1.41 per share for five years. In addition, during the three months ended March 31, 2003, the Board of Directors awarded key employees 45,000 warrants exercisable at $2.01 per share, which expire in February 2008. No warrants were exercised during the three months ended March 31, 2003.

Warrants to purchase 450,000 and 1,325,857 shares of the Company's common stock that were outstanding during the three months ended March 31, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive, since the strike prices were above the average fair market value of DHB's stock price.

The Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB No. 25"), and has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS No. 148"). Under APB No. 25, compensation expense is only recognized when the market value of the underlying stock at the date of grant exceeds the amount an employee must pay to acquire the stock. Accordingly, no compensation expense has been recognized in the Condensed Consolidated Financial Statements in connection with employee stock warrant grants.

Stock issued for services is valued at fair value and is expensed as the services are provided.

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


NOTE 5. STOCK BASED COMPENSATION - (Continued)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options and warrants which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes option valuation model require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock warrants have characteristics significantly different from those of traded warrants and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock warrants.

The weighted-average warrant fair values and assumptions used to estimate these values are as follows:
                                                    Warrants Issued During
                                                     2004             2003
                                                    ______           ______

         Risk-free interest rate                     3.12%            2.86%
         Expected volatility of common stock        93.96%           98.44%
         Dividend yield                              0.00%            0.00%
         Expected option term                      4.3 years         5 years

The Company's net income and earnings per share would have been reduced to the pro forma amounts shown below if compensation cost had been determined based on the fair value at the grant dates in accordance with SFAS No. 123 and 148, "Accounting for Stock-Based Compensation."

                                                          For the Three Months
                                                           Ended March 31,
                                                          ____________________
                                                            2004         2003
                                                          ______       ______

         Net income                                       $6,359       $5,019
         Less dividend - preferred stock                      90           90
                                                          ______       ______
         Income available to common stockholders,
            as reported                                    6,269        4,929
         Deduct: compensation determined under fair
            value based method for all awards, net
            of related tax effect                            216          247
                                                          ______       ______
         Pro forma                                        $6,053       $4,682
                                                          ______       ______

         Basic earnings per common share
         As reported                                      $ 0.15       $ 0.12
         Pro forma                                        $ 0.15       $ 0.12

         Diluted earnings per common share
         As reported                                      $ 0.14       $ 0.12
         Pro forma                                        $ 0.13       $ 0.11

Pro forma compensation expense may not be indicative of pro forma expense in future years. For purposes of estimating the fair value of each warrant on the date of grant, the Company utilized the Black-Scholes option-valuation model.

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


NOTE 6. SEGMENT INFORMATION

The Company operates in two principal segments: ballistic-resistant equipment and protective athletic and sports products. Net sales, income before other income (expense), depreciation and amortization expense, interest expense, income taxes, and identifiable assets for each of the Company's segments are as follows:

                                                          For The Three Months
                                                            Ended March 31,
                                                          ____________________

                                                           2004         2003
                                                          _______      _______

NET SALES
Ballistic-resistant equipment                             $72,563      $44,619
Protective athletic & sports products                       1,840        1,534
                                                          _______      _______
Consolidated net sales                                    $74,403      $46,153
                                                          =======      =======

INCOME BEFORE OTHER INCOME (EXPENSE)
Ballistic-resistant equipment                             $13,365      $ 7,995
Protective athletic & sports products                         317          233
Corporate and other (1)                                    (2,789)      (1,053)
                                                          _______      _______
Consolidated income before other income (expense)         $10,893      $ 7,175
                                                          =======      =======

DEPRECIATION AND AMORTIZATION EXPENSE
Ballistic-resistant equipment                             $   140      $    72
Protective athletic & sports products                          31           14
                                                          _______      _______
                                                              171           86
Corporate and other                                            34           46
                                                          _______      _______
Consolidated depreciation and amortization expense        $   205      $   132
                                                             ====         ====

INTEREST EXPENSE
Ballistic-resistant equipment                             $   298      $   284
Protective athletic & sports products                          --           --
                                                          _______      _______
                                                              298          284
Corporate and other (2)                                         1           45
                                                          _______      _______
Consolidated interest expense                             $   299      $   329
                                                          =======      =======

INCOME BEFORE INCOME TAXES
Ballistic-resistant equipment                             $10,118      $ 3,452
Protective athletic & sports products                         310          196
                                                          _______      _______
                                                           10,428        3,648
Corporate and other (2)                                       176        3,950
                                                          _______      _______
Consolidated income before income tax expense             $10,604      $ 7,598
                                                          =======      =======

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


NOTE 6. SEGMENT INFORMATION - (Continued)

                                                 For The Three Months
                                                  Ended March 31,
                                             _____________________________
                                               2004                 2003
                                             ________              _______
Income Taxes
Ballistic-resistant equipment                $    615              $     5
Protective athletic & sports products              --                   --
                                             ________              _______
                                                  615                    5
Corporate and other (2)                         3,571                2,574
                                             ________              _______
Consolidated income tax expense              $  4,186              $ 2,579
                                             ========              =======

                                            March 31,            December 31,
                                               2004                  2003
                                            _________            ____________
Identifiable Assets
Ballistic-resistant equipment                $101,468              $88,503
Protective athletic & sports products           3,372                3,186
                                             ________              _______
                                              104,840               91,689
Corporate and other (2)                         1,955                1,739
                                             ________              _______
Consolidated total assets                    $106,795              $93,428
                                             ========              =======


     (1) Corporate and other expenses includes corporate general and administrative expenses.

     (2) Corporate and other assets are principally deferred income tax assets and property and equipment.

NOTE 7.  CONTINGENCIES

The Company is currently the subject of an investigation by the SEC, with respect to certain related party transactions between the Company and affiliates of Mr. David H. Brooks (the Company's Chief Executive Officer). The Company and Mr. Brooks are cooperating with the SEC in this investigation and the Audit Committee of the Company's Board of Directors has retained a forensic accounting firm to conduct an independent investigation with respect to these matters. In addition, the Audit Committee expects to periodically monitor the status and performance of these related party transactions to assess the relative benefits to the Company and the related party's compliance with its contractual obligations.

The Company is involved in other litigation, none of which individually or in the aggregate is considered by management to be material to the Company's business or would, if adversely determined, have a material adverse effect on the Company's consolidated financial condition or operations.

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


NOTE 9. RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not provide sufficient equity at risk for the entity to support its activities. In December 2003, the FASB revised certain elements of FIN 46. The FASB also modified the effective date of FIN 46. For all entities that were previously considered special purpose entities, FIN 46 should be applied in periods ending after December 15, 2004. Otherwise, FIN 46 is to be applied for registrants who file under Regulation S-X in periods ending after March 15, 2004. The adoption of FIN 46 did not have a material impact on the Company's consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 has not had, and is not expected to, have a material impact on the Company's consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

         The Company is a holding company, which currently conducts business through its wholly-owned subsidiaries through two divisions, the DHB Armor Group ("Armor Group") and the DHB Sports Group ("Sports Group"). The Armor Group represented approximately 97%, 96% and 95% of consolidated revenues of the Company during 2003, 2002 and 2001, respectively. The Company's products are sold both nationally and internationally. The Armor Group's sales are derived primarily from law enforcement agencies and military services. Sales to the U.S. military comprise the largest portion of the Armor Group's business, followed by sales to federal, state and local law enforcement agencies, including correctional facilities. Accordingly, any substantial increase or reduction in government spending or change in emphasis in defense and law enforcement programs could have a material effect on the Armor Group's business. The Sports Group manufactures and markets a variety of sports medicine, protective gear, health supports and magnetic therapy products under its own labels, private labels and house brands for major retailers.

         The Company derives substantially all of its revenues from sales of its products. As indicated in the financial information included in this report and in the Company's Form 10-K/A for the year ended December 31, 2003, the Company has experienced substantial increases in its revenues in the past several years, which have been attributable primarily to product demand from the U.S. military and federal, state and local law enforcement. The Company's ability to maintain these revenue levels will be highly dependent on continued demand for body armor and projectile-resistant clothing; and although the Company does not foresee an immediate material reduction in such demand, there is no assurance that governmental agencies will not refocus their expenditures based on changed circumstances or otherwise.

         The Company has outgrown its small business status under government procurement regulations. The Company believes it is now recognized by government agencies as having the ability to manage larger contracts. This allows the Company to competitively bid on large procurements and maintain support of small businesses as subcontractors.

         The Company's market share is highly dependent upon the quality of its products and its ability to deliver its products in a prompt and timely fashion. To meet projected demand, and to maintain its ability to deliver quality products in a timely manner, the Company has recently entered into a long-term lease for a new, expanded production facility in Pompano Beach, Florida. However, there are no assurances that, in the long term, demand for the Company's products will remain at recent levels, or that the Company will be able to diversify into alternative markets or alternative products, or to increase its market share through acquisitions of other businesses. Management's current strategic focus is on quality and delivery, which management believes are the key elements in obtaining additional and repeat orders under the Company's existing procurement contracts with the U.S. military and other governmental agencies.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003

         Primarily as a result of increased product demand at the Company's Armor Group, the Company attained its highest quarterly consolidated net sales level in its history for the three months ended March 31, 2004. For the three months, consolidated net sales were approximately $74.4 million, an increase of 61% over consolidated net sales of $46.2 million for the three months ended March 31, 2003. The Armor Group's net sales increased nearly 63% from $44.6 million for the three months ended March 31, 2003 to $72.6 million for the three months ended March 31, 2004 due primarily to substantial increased shipments to the United States military and a $6 million dollar increase in international sales. The Sports Group's net sales for the first quarter of 2004 increased 13% to $1.8 million, as compared to $1.6 million for the first quarter of 2003. Contributing to the increase in the Sports Group's net sales was the addition of a high profile West Coast chain of drug stores, Longs Drug Stores, to the Sports Group's customer base. Gross profit for the quarter ended March 31, 2004 was approximately $20.8 million (27.9% of net sales), as compared to approximately $13.0 million (28.1% of net sales) for the quarter ended March 31, 2003.

         The Company's selling, general and administrative expenses were approximately $9.9 million or 13.3% of net sales for the three months ended March 31, 2004, versus approximately $5.8 million or 12.6% of net sales for the three months ended March 31, 2003. The increase is attributable to increased selling expenses in conjunction with the increased sales volumes. The increase of 13.3% for the quarter ended March 31, 2004 is a significant improvement over the fourth quarter of 2003, in which selling, general and administrative expenses were approximately 20% of net sales and included significant non-direct operating expenses which have not carried forward into 2004. Management believes that selling, general and administrative expenses will be between 13.5% and 14.5% for 2004 as a whole. Driven primarily by the sales increases, operating income increased to approximately $10.9 million for the first three months of 2004 versus approximately $7.2 million for the first three months of 2003.

         Interest expense for the three months ended March 31, 2004 decreased 9.1% to $299,000 compared to approximately $329,000 for the three months ended March 31, 2003. This decrease was due primarily to the shareholder loan interest expense paid during the quarter ended March 31, 2003, which loan was repaid later in 2003. In March 2003, the Company signed a settlement agreement with its insurance agent, settling the lawsuit with its insurance agent for $1.0 million. The Company received approximately $739,000, which is net of the associated legal fees of $261,000. This $739,000 is included in total other income (expense) during the three months ended March 31, 2003.

         Income before taxes was approximately $10.6 million for the three months ended March 31, 2004, compared to income before taxes of approximately $7.6 million for the three months ended March 31, 2003. Income taxes for the three months ended 2004 were approximately $4.2 million while income taxes for the three months ended March 31, 2003 were approximately $2.6 million. The effective tax rate for the first quarter of 2004 was 39.5% as compared to 34% during the first quarter of 2003. The effective tax rate in 2003 was lower due to the utilization of certain net operating loss carryovers.

         On December 19, 2003, DHB's subsidiary Point Blank Body Armor, Inc. ("Point Blank") issued to Hightower Capital Management, LLC ("Hightower") shares of common stock of Point Blank representing approximately .65% of the outstanding capital stock of Point Blank, in exchange for inventory. The minority interest's share of the consolidated subsidiary's income was $59,000 for the three months ended March 31, 2004. The total minority interest included in the balance sheet as of March 31, 2004 was $265,901 as compared to $207,018 as of December 31, 2003.

         After the preferred stock dividends of approximately $90,000 per quarter, income available to common stockholders was $6.2 million for the three months ended March 31, 2004 or $0.14 per diluted share, as compared with income available to common stockholders of $4.9 million or $0.12 per diluted share for the three months ended March 31, 2003. The weighted average shares outstanding on a diluted basis for the first three months of 2004 were 45,142,033 as compared to 42,785,488 for the first three months of 2003.

LIQUIDITY AND CAPITAL RESOURCES

         The Company expects that its primary capital requirements over the next twelve months will be to assist its subsidiaries in financing their working capital requirements. The Company's operating subsidiaries sell the majority of their products on 30- to 90-day terms. Working capital is needed to finance the receivables, manufacturing process and inventory. Working capital at March 31, 2004 was $75.7 million, an approximate 13% increase over working capital at December 31, 2003 of approximately $66.8 million. This increase in working capital primarily reflects a $4.9 million increase in accounts receivable and an $8.0 million increase in inventory, reduced by a $1.0 million increase in current maturities of long-term debt, a $1.8 million increase in income taxes payable and a $1.6 million increase in accrued expenses.

         On March 15, 2004, the Company entered into an amendment to its existing $35 million credit agreement, increasing borrowing limits from $35 million to $45 million. Pursuant to the credit agreement, the Company may borrow, on a revolving basis, up to $32.5 million on 85% of eligible accounts receivable, and the Company borrowed a secured term loan of $12.5 million amortizing at the rate of $1 million per quarter commencing July 2004. This amended agreement will expire on October 1, 2007. Borrowings under the credit agreement are secured by substantially all of the Company's assets, and bear interest, at the Company's option, at the bank's prime rate or LIBOR plus 1.75% per annum on the revolving credit facility and at the bank's prime rate or LIBOR plus 2.25% on the term loan. Under the terms of the credit agreement, the Company can only pay dividends on common stock with the written consent of the lender. For 2003, the borrowings under the credit agreement bore interest at the bank's prime rate or LIBOR plus 1.75%. A portion of these funds was used to partially refinance higher interest debt. The remaining funds have been and will be used to meet increased demands for capital generated by the Company's growth. At March 31, 2004, the balance due under the credit facility was approximately $28.1 million. As of March 31, 2004, the Company would have been able to borrow the full $32.5 million under the amended revolving credit facility based upon asset-based availability.

         As anticipated with the expansion of the Company's facilities during 2004, the Company's capital expenditures in the first quarter of 2004 increased to $778,000 as compared to $371,000 during the first quarter of 2003. The Company anticipates increasing its capital expenditures in 2004 in connection with the expansion into the new 104,000 square foot facility in Pompano Beach, Florida.

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

EFFECT OF INFLATION AND CHANGING PRICES

         The Company did not experience any measurable increases in raw material prices during the three months ended March 31, 2004.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Quarterly Report contains certain forward-looking statements and information relating to the Company that is based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this document, the words "anticipate," "believe," "estimate," "expect," "going forward," and similar expressions, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including, but not limited to: general business and economic conditions, the maintenance of the Company's military supply contacts, the level of governmental expenditures on law enforcement equipment, continued supplies of materials from critical vendors, the continued availability of insurance for the Company's products and other risks described in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2003, and other reports and materials filed by the Company with the SEC. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not issue or invest in financial instruments or their derivatives for trading or speculative purposes. The Company's market risk is limited to fluctuations in interest rates as it pertains to its borrowings under its credit facility. The Company can borrow at either the prime rate of interest or LIBOR plus 1.75% on the revolving credit facility, and the prime rate or LIBOR plus 2.25% on the term loan. Any increase in these reference rates could adversely affect the Company's interest expense. The Company does not have any material sales, purchases, assets or liabilities denominated in currencies other than the U.S. Dollar, and as such, is not subject to foreign currency exchange rate risk.

ITEM 4.  CONTROLS AND PROCEDURES

         The Company carried out an evaluation, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange
Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. During the period covered by this report, the Company has continued to implement certain changes to its internal control over financial reporting as described below, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

         Disclosure controls and procedures are those controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

         As disclosed in the Company's Form 8-K filed on August 27, 2003, Grant Thornton LLP, the Company's former independent accountants, informed the Company that they considered there to be certain deficiencies in the Company's internal control procedures that would be deemed to be a material weakness under standards established by the American Institute of Certified Public Accountants. Grant Thornton made this determination in connection with the preparation of the Company's consolidated financial statements as of and for the year ended December 31, 2002 for inclusion in the Company's Form 10-K/A, which was filed on July 24, 2003 to supplement the Company's Form 10-K filed on March 31, 2003. The opinion of Grant Thornton in the Form 10-K/A did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On October 1, 2002, a shareholders' derivative action was commenced in the Supreme Court of the State of New York, County of Nassau, against the directors and officers of the Company and the Company as a nominal defendant, by Plumbers & Pipefitters Local 112 Pension Fund, derivatively on behalf of itself and all others similarly situated. This case was dismissed with prejudice on March 13, 2003, without liability to the Company or its officers or directors. Another suit brought on behalf of a second shareholder on similar grounds for breach of fiduciary duty, abuse of control, and constructive fraud was discontinued on April 20, 2004 with prejudice and without any liability to the Company.

         On or about October 30, 2002, the Company filed a lawsuit in the United States District Court for the Southern District of Florida against certain union leaders, claiming defamation, conspiracy to defame and tortuous interference with contractual and ongoing business relationships. The case was discontinued in April 2004 pursuant to the settlement agreement described below.

          In April 2004, the Company's Point Blank Body Armor, Inc. subsidiary reached a settlement with UNITE Union which ended the lengthy dispute between those parties regarding the employees working at Point Blank's Oakland Park production facility. This settlement resolved all disputes pending between UNITE and Point Blank. As part of the settlement, all proceedings, including unfair labor practice charges, complaints and representation petitions, pending before the National Labor Relations Board were withdrawn or dismissed. Further, Point

Blank recognized UNITE as the bargaining representative of those employees at its Oakland Park production facility. On April 19, 2004, the employees at the Oakland Park production facility ratified a three year collective bargaining agreement between UNITE and Point Blank.

         The Company is currently the subject of an investigation by the SEC with respect to certain related party transactions between the Company and affiliates of Mr. David H. Brooks (the Company's Chief Executive Officer). The Company and Mr. Brooks are cooperating with the SEC in this investigation and the Audit Committee of the Company's Board of Directors has retained a forensic accounting firm to conduct an independent investigation with respect to these matters. In addition, the Audit Committee expects to periodically monitor the status and performance of these related party transactions, to assess the relative benefits to the Company and the related party's compliance with its contractual obligations.

         The Company is involved in other litigation, none of which individually or in the aggregate is considered by management to be material to the Company's business or would, if adversely determined, have a material adverse effect on the Company's consolidated financial condition or operations.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

31.1 Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of the Chief Financial Officer Pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section906 of the Sarbanes-Oxley Act of 2002.

(b)      REPORTS ON FORM 8-K

The Company filed the following Report on Form 8-K during the quarter ended March 31, 2004:

Form 8-K filed March 15, 2004 to report the financial results for the year ended December 31, 2003. The Form 8-K included financial statements.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

Dated May 10, 2004                    DHB INDUSTRIES, INC.
                                      (Registrant)


     Signature                         Capacity                        Date
     _________                         ________                        ____


/s/ DAVID H. BROOKS      Chief Executive Officer                   May 10, 2004
______________________   and Chairman of the Board


/s/ DAWN M. SCHLEGEL     Chief Financial Officer, Director and     May 10, 2004
______________________   Principal Accounting Officer


/s/ JEROME KRANTZ        Director                                  May 10, 2004
______________________


/s/ GARY NADELMAN        Director                                  May 10, 2004
______________________