Form 10-Q
period 2004-06-30
DHB INDUSTRIES INC
filed 2004-08-09
CIK 899166

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


                              FOR THE QUARTER ENDED
June 30, 2004                                        Commission File No. 0-22429


                              DHB INDUSTRIES, INC.
             ______________________________________________________
             (Exact name of Registrant as specified in its charter)


          DELAWARE                                               11-3129361
____________________________                                 ___________________
(State or other jurisdiction                                  (I.R.S. Employer
     of incorporation)                                       Identification No.)


                 400 POST AVENUE, SUITE 303, WESTBURY, NY 11590
                 ______________________________________________
                    (Address of principal executive offices)


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

                                Yes [ X ] No [ ]

As of August 5, 2004, there were 40,822,136 shares of Common Stock, $.001 par value, outstanding.

================================================================================

                                      INDEX

                                                                            PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of June 30, 2004
         (Unaudited) and December 31, 2003                                    3

         Unaudited Condensed Consolidated Statements of Operations
         for the Three Months and Six Months Ended June 30, 2004
         and 2003                                                             4

         Unaudited Condensed Consolidated Statements of Cash Flows
         For The Six Months Ended June 30, 2004 and 2003                      5

         Notes to Unaudited Condensed Consolidated Financial
         Statements                                                        6-11

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        12-16

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          17

Item 4.  Controls and Procedures                                          17-19

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                19-20

Item 2.  Changes in Securities and Use of Proceeds                           20

Item 3.  Defaults Upon Senior Securities                                     20

Item 4.  Submission of Matters to a Vote of Security Holders                 20

Item 5.  Other Information                                                   20

Item 6.  Exhibits and Reports on Form 8-K                                 20-21

Signatures                                                                   21

PART 1. FINANCIAL STATEMENTS (UNAUDITED)



                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
              AS OF JUNE 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003
                 (In thousands, except share and per share data)

                                                                          June 30,     December 31,
                                                                            2004           2003
                                                                          ________     ____________

ASSETS
Current assets
Cash and cash equivalents                                                 $    102       $    441
Accounts receivable, less allowance for doubtful accounts of
    $936 and $852, respectively                                             58,787         33,707
Inventories                                                                 74,342         54,753
Deferred income tax assets                                                     262            372
Prepaid expenses and other current assets                                    1,626          1,518
                                                                          ________       ________
Total current assets                                                       135,119         90,791
                                                                          ________       ________

Property and equipment, net                                                  3,025          1,819
                                                                          ________       ________

Other assets
Deferred income tax assets                                                     581            437
Deposits and other assets                                                      418            381
                                                                          ________       ________
Total other assets                                                             999            818
                                                                          ________       ________
Total assets                                                              $139,143       $ 93,428
                                                                          ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of term loan payable                                   $  4,000       $  2,000
Accounts payable                                                            12,672          9,465
Accrued expenses and other current liabilities                              10,065          6,869
Income taxes payable                                                         9,818          5,635
                                                                          ________       ________
Total current liabilities                                                   36,555         23,969

Long-term liabilities
Notes payable-bank                                                          32,334         22,012
Term loan payable                                                            8,500
Other liabilities                                                              712            502
                                                                          ________       ________

Total liabilities                                                           78,101         46,483
                                                                          ________       ________

Commitments and contingencies

Minority interest in consolidated subsidiary                                   305            207
                                                                          ________       ________

Stockholders' equity
Convertible preferred stock, $0.001 par value, 5,000,000 shares                  1              1
  authorized, 500,000 shares of Series A, 12% convertible preferred stock issued and outstanding; liquidation preference $3,000
Common stock, $0.001 par value, 100,000,000 shares                              41             41
  authorized, 40,822,136 and 40,742,136 issued
Additional paid in capital                                                  35,544         35,384
Accumulated other comprehensive loss                                           (53)           (53)
Retained earnings                                                           25,204         11,365
                                                                          ________       ________
Total stockholders' equity                                                  60,737         46,738
                                                                          ________       ________
Total liabilities and stockholders' equity                                $139,143       $ 93,428
                                                                          ========       ========

           (See Notes to Condensed Consolidated Financial Statements)




                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (In thousands, except share and per share data)


                                                         For the Three Months           For the Six Months
                                                            Ended June 30,                 Ended June 30,
                                                      ___________________________    ___________________________
                                                         2004            2003           2004            2003
                                                      ___________     ___________    ___________     ___________

Net sales                                             $    86,066     $    56,525    $   160,469     $   102,678

Cost of goods sold (includes related party
   purchases of $4,917, $6,931, $8,219, and
   $13,479, respectively)                                  62,186          41,001        115,824          74,186
                                                      ___________     ___________    ___________     ___________

Gross profit                                               23,880          15,524         44,645          28,492

Selling, general and administrative expenses               10,890           7,773         20,762          13,566
                                                      ___________     ___________    ___________     ___________

Income before other income (expense)                       12,990           7,751         23,883          14,926
                                                      ___________     ___________    ___________     ___________

Other income (expense)
Interest expense                                             (359)           (342)          (658)           (671)
Proceeds from settlement of lawsuit                            --              --             --             739
Other income                                                    4              11             14              24
                                                      ___________     ___________    ___________     ___________
Total other income (expense)                                 (355)           (331)          (644)             92
                                                      ___________     ___________    ___________     ___________

Income before income taxes and minority interest           12,635           7,420         23,239          15,018

Income taxes                                                4,936           3,369          9,122           5,948
                                                      ___________     ___________    ___________     ___________

Income before minority interest of subsidiary               7,699           4,051         14,117           9,070

Minority interest of subsidiary                               (39)             --            (98)             --
                                                      ___________     ___________    ___________     ___________

Net income                                                  7,660           4,051         14,019           9,070

Dividend - preferred stock                                    (90)            (90)          (180)           (180)
                                                      ___________     ___________    ___________     ___________

Income available to common stockholders               $     7,570     $     3,961    $    13,839     $     8,890
                                                      ===========     ===========    ===========     ===========

Earnings per common share:

Basic shares                                          $      0.19     $      0.10    $      0.34     $      0.22
                                                      ===========     ===========    ===========     ===========
Diluted shares                                        $      0.17     $      0.09    $      0.30     $      0.20
                                                      ===========     ===========    ===========     ===========

Weighted average shares outstanding:
Basic shares                                           40,808,345      40,458,867     40,776,064      40,436,557
Effect of convertible preferred                           500,000         500,000        500,000         500,000
Warrants                                                4,430,932       3,277,012      4,164,590       2,786,133
                                                      ___________     ___________    ___________     ___________
Diluted shares                                         45,739,277      44,235,879     45,440,654      43,722,690
                                                      ===========     ===========    ===========     ===========


           (See Notes to Condensed Consolidated Financial Statements)




                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 (In thousands, except share and per share data)

                                                              For the Six Months Ended
                                                                      June 30,
                                                              ________________________
                                                                2004            2003
                                                              ________        ________

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                    $ 14,019        $  9,070
Adjustments to reconcile net income to net cash used in
operating activities:
Depreciation and amortization                                      427             264
Amortization of deferred financing costs                            74              65
Provision for doubtful accounts                                     84              56
Minority interest of subsidiary                                     98              --
Deferred income tax (benefit) expense                              (34)          3,937
Changes in operating assets and liabilities
Accounts receivable                                            (25,164)         (1,337)
Inventories                                                    (19,589)        (14,332)
Prepaid expenses and other current assets                         (108)         (1,923)
Deposits and other assets                                          (28)            (42)
Accounts payable                                                 3,207            (200)
Income taxes payable                                             4,183              --
Accrued expenses and other current liabilities                   3,196           2,395
Other liabilities                                                  210              59
                                                              ________        ________
Net cash used in operating activities                          (19,425)         (1,988)
                                                              ________        ________

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                             (1,633)           (442)
                                                              ________        ________
Net cash used in investing activities                           (1,633)           (442)
                                                              ________        ________

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid on preferred stock                                 (180)           (180)
Net proceeds of notes payable- bank                              8,322           3,900
Proceeds of term loan                                           12,500              --
Payments on note payable - stockholder                              --          (1,500)
Issuance costs of long-term debt                                   (83)            (13)
Principal payments on long-term debt                                --             261
Proceeds upon the exercise of warrants                             160              --
                                                              ________        ________

Net cash provided by financing activities                       20,719           2,468
                                                              ________        ________

Effect of foreign currency translation                              --               1
                                                              ________        ________

Net increase (decrease) in cash and cash equivalents              (339)             39

Cash and cash equivalents at beginning of the period               441             393
                                                              ________        ________

Cash and cash equivalents at end of the period                $    102        $    432
                                                              ========        ========


           (See Notes to Condensed Consolidated Financial Statements)


                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of DHB Industries, Inc. and subsidiaries (collectively "DHB" or the "Company") as of June 30, 2004 and for the three months and six months ended June 30, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The unaudited financial statements include all adjustments, consisting only of normal and recurring adjustments, which, in the opinion of management, were necessary for a fair presentation of financial condition, results of operations and cash flows for such periods presented. However, these results of operations are not necessarily indicative of the results for any other interim period or for the full year.

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

NOTE 2.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                                   For the Six
                                                                   Months Ended
                                                                     June 30,
                                                                 _______________
                                                                   2004     2003
                                                                 _______    ____
          Cash paid for:
          Interest                                               $   644    $321
          Taxes                                                    5,883     144

          Non-cash financing and investing activities:
          Revolving credit loan refinanced to long-term debt     $12,500      --
          Property and equipment acquired under capital lease         --      20


NOTE 3.   INVENTORIES

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and are summarized as follows:

                                                  June 30,       December 31,
                                                    2004             2003
                                                  ________       ____________

          Raw materials and supplies              $ 30,756         $21,750
          Work in process                           21,198          15,430
          Finished goods                            22,388          17,573
                                                  ________         _______
                                                  $ 74,342         $54,753
                                                  ========         =======

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


NOTE 4.   LONG-TERM DEBT

On March 15, 2004, the Company amended its Bank Credit Agreement (the "Credit Agreement"), which increased the total borrowing limits from $35,000 to $45,000 at that time. Pursuant to the Credit Agreement, the Company may borrow, on a revolving basis, up to $32,500 on 85% of eligible accounts receivable (the "Credit Facility"), and the Company borrowed a term loan in the principal amount of $12,500, amortizing at the rate of $1,000 per quarter commencing July 2004. This amended agreement will expire on October 1, 2007. On July 1, 2004, the Company amended its Credit Agreement, to increase the revolving credit borrowing limit to $37,500 for the month of July 2004. In August 2004, the borrowing limit returned to $32,500. Borrowings under the Credit Agreement bear interest, at the Company's option, at the bank's prime rate (4% at June 30, 2004) or LIBOR (1.11% at June 30, 2004) plus 1.75% per annum on the revolving Credit Facility and at the bank's prime rate or LIBOR plus 2.25% on the term loan. For 2003, the borrowings bore interest at the bank's prime rate or LIBOR plus 1.75% (3.145% at December 31, 2003). The borrowings under the Credit Agreement are collateralized by a first security interest in substantially all of the assets of the Company.

NOTE 5.   STOCK BASED COMPENSATION

Warrants

During the six months ended June 30, 2004, the six members of the Company's Board of Directors were issued 50,000 warrants each, exercisable at $5.88 per share for five years. During the six months ended June 30, 2004, employees exercised warrants to purchase 80,000 shares of the Company's unregistered common stock at an average price of $2.00 per share. During the six months ended June 30, 2003, the five members of the Board of Directors were each awarded 50,000 warrants exercisable at $1.41 per share for five years. In addition, during the six months ended June 30, 2003, the Board of Directors awarded key employees 45,000 warrants exercisable at $2.01 per share, which expire in February 2008. The Company also issued 15,000 shares of its restricted common stock to an employee. No warrants were exercised during the six months ended June 30, 2003.

During the three months ended June 30, 2004, all warrants were included in the computation of diluted earnings per share. Warrants to purchase 430,000 shares of the Company's common stock that were outstanding during the three months ended June 30, 2003 were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive, since the strike prices were above the average fair market value of DHB's stock price.

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

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options and warrants which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes option valuation model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock warrants have characteristics significantly different from those of traded warrants and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock warrants.

The weighted-average warrant fair values and assumptions used to estimate these values are as follows:

                                                    Warrants Issued During
                                                      2004           2003
                                                    _________       _______

          Risk-free interest rate                     2.49%          2.86%
          Expected volatility of common stock        93.49%         98.44%
          Dividend yield                              0.00%          0.00%
          Expected option term                      4.3 years       5 years

The Company's net income and earnings per share would have been reduced to the pro forma amounts shown below if compensation cost had been determined based on the fair value at the grant dates in accordance with SFAS No. 123 and 148, "Accounting for Stock-Based Compensation."


                                                               For the Three Months     For the Six Months
                                                                  Ended June 30,          Ended June 30,
                                                               ____________________     __________________
                                                                 2004       2003         2004        2003
                                                                ______     ______       _______     ______

Net income                                                      $7,660     $4,051       $14,019     $9,070
Less dividend - preferred stock                                     90         90           180        180
                                                                ______     ______       _______     ______
Income available to common stockholders, as reported             7,570      3,961        13,839      8,890
Deduct: compensation determined under fair value
     based method for all awards, net of related tax effect      1,392          7         1,608        215
                                                                ______     ______       _______     ______
Pro forma                                                       $6,178     $3,954       $12,231     $8,675
                                                                ______     ______       _______     ______

Basic earnings per common share
As reported                                                     $ 0.19     $ 0.10       $  0.34     $ 0.22
Pro forma                                                       $ 0.15     $ 0.10       $  0.30     $ 0.22
Diluted earnings per common share
As reported                                                     $ 0.17     $ 0.09       $  0.34     $ 0.22
Pro forma                                                       $ 0.14     $ 0.09       $  0.27     $ 0.20


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

NOTE 6.   SEGMENT INFORMATION

The Company operates in two principal segments: ballistic-resistant equipment, and protective athletic and sports products. Net sales, income before other income (expense), depreciation and amortization expense, interest expense, income taxes, and identifiable assets for each of the Company's segments are as follows:



                                                       For The Three Months       For The Six Months
                                                          Ended June 30,            Ended June 30,
                                                       _____________________     _____________________
                                                         2004         2003         2004         2003
                                                       ________     ________     ________     ________

NET SALES
Ballistic-resistant equipment                          $ 84,375     $ 54,905     $156,938     $ 99,524
Protective athletic & sports products                     1,691        1,620        3,531        3,154
                                                       ________     ________     ________     ________
Consolidated net sales                                 $ 86,066     $ 56,525     $160,469     $102,678
                                                       ========     ========     ========     ========

INCOME BEFORE OTHER INCOME (EXPENSE)
Ballistic-resistant equipment                          $ 15,874     $  8,650     $ 29,239     $ 16,645
Protective athletic & sports products                       303          243          620          476
Corporate and other (1)                                  (3,187)      (1,142)      (5,976)      (2,195)
                                                       ________     ________     ________     ________
Consolidated income before other income (expense)      $ 12,990     $  7,751     $ 23,883     $ 14,926
                                                       ========     ========     ========     ========

DEPRECIATION AND AMORTIZATION EXPENSE
Ballistic-resistant equipment                          $    141     $     72     $    281     $    144
Protective athletic & sports products                        30           15           61           27
Corporate and other                                          51           45           85           92
                                                       ________     ________     ________     ________
Consolidated depreciation and amortization expense     $    222     $    132     $    427     $    263
                                                       ========     ========     ========     ========

INTEREST EXPENSE
Ballistic-resistant equipment                          $    359     $    292     $    657     $    576
Protective athletic & sports products                        --           --           --           --
                                                       ________     ________     ________     ________
                                                            359          292          657          576
Corporate and other (1)                                      --           50            1           95
                                                       ________     ________     ________     ________
Consolidated interest expense                          $    359     $    342     $    658     $    671
                                                       ========     ========     ========     ========


                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


NOTE 6. SEGMENT INFORMATION - (Continued)



                                                       For The Three Months       For The Six Months
                                                          Ended June 30,            Ended June 30,
                                                       _____________________     _____________________
                                                         2004         2003         2004         2003
                                                       ________     ________     ________     ________

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST
Ballistic-resistant equipment                          $  7,770     $  5,545     $ 17,888     $  8,996
Protective athletic & sports products                       303          209          613          405
                                                       ________     ________     ________     ________
                                                          8,073        5,754       18,501        9,401
Corporate and other (1)                                   4,562        1,666        4,738        5,617
                                                       ________     ________     ________     ________
Consolidated income before income tax expense
                                                       $ 12,635     $  7,420     $ 23,239     $ 15,018
                                                       ========     ========     ========     ========

INCOME TAXES
Ballistic-resistant equipment                          $    594     $      7     $  1,209     $     11
Protective athletic & sports products                        --           --           --           --
                                                       ________     ________     ________     ________
                                                            594            7        1,209           11
Corporate and other (1)                                   4,342        3,362        7,913        5,936
                                                       ________     ________     ________     ________
Consolidated income tax expense                        $  4,936     $  3,369     $  9,122     $  5,947
                                                       ========     ========     ========     ========


                                                       June 30,                December 31,
                                                         2004                      2003
                                                       ________                ____________

IDENTIFIABLE ASSETS
Ballistic-resistant equipment                          $133,573                  $ 88,503
Protective athletic & sports products                     4,910                     3,186
                                                       ________                  ________
                                                        138,483                    91,689
Corporate and other (2)                                     660                     1,739
                                                       ________                  ________
Consolidated total assets                              $139,143                  $ 93,428
                                                       ========                  ========


(1) Corporate and other expenses include corporate general and administrative expenses.
(2) Corporate and other assets are principally deferred income tax assets and property and equipment.



NOTE 7.  CONTINGENCIES

The Company is currently the subject of an investigation by the SEC, with respect to certain related party transactions and executive compensation matters regarding the Company and affiliates of Mr. David H. Brooks (the Company's Chief Executive Officer). The Company and Mr. Brooks are cooperating with the SEC in this investigation. In addition, the Audit Committee expects to periodically monitor the status and performance of these related party transactions to assess the relative benefits to the Company and the related party's compliance with its contractual obligations.

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

NOTE 9.   RECENTLY ISSUED ACCOUNTING STANDARDS


In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not provide sufficient equity at risk for the entity to support its activities. In December 2003, the FASB revised certain elements of FIN 46 (FIN 46-R). The FASB also modified the effective date of FIN 46. This interpretation applies immediately to variable interest entities created after January 31, 2003 and variable interest entities in which the Company obtains an interest after January 31, 2003. For variable interest entities in which a company obtained an interest before February 1, 2003, the interpretation applies to the interim period ending after March 15, 2004. The adoption of FIN 46 did not have a material impact on the Company's consolidated financial position or results of operations.

In May 2003,  the FASB issued SFAS No. 150,  "Accounting  for Certain  Financial
Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).
SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 has not had, and is not expected to have, a material impact on the Company's consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

The Company is a holding company, which currently conducts business through its wholly-owned subsidiaries through two divisions, the DHB Armor Group ("Armor Group") and the DHB Sports Group ("Sports Group"). The Armor Group represented approximately 98%, 97%, and 96% of consolidated revenues of the Company during 2004 (first six months), and full 2003 and 2002, respectively. The Company's products are sold both nationally and internationally. The Armor Group's sales are derived primarily from military services and law enforcement agencies. Sales to the U.S. military comprise the largest portion of the Armor Group's business, followed by sales to federal, state and local law enforcement agencies, including correctional facilities. Accordingly, any substantial increase or reduction in government spending or change in emphasis in defense and law enforcement programs could have a material effect on the Armor Group's business. The Sports Group manufactures and markets a variety of sports medicine, protective gear, health supports and magnetic therapy products under its own labels, private labels and house brands for major retailers.

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

RESULTS OF OPERATIONS

THREE MONTHS  ENDED JUNE 30,  2004,  COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2003

Primarily as a result of increased product demand at the Company's Armor Group, the Company attained its highest quarterly consolidated net sales level in its history for the three months ended June 30, 2004. For the three months, consolidated net sales were approximately $86.1 million, an increase of 52% over consolidated net sales of approximately $56.5 million for the three months ended June 30, 2004. The Armor Group's net sales increased nearly 54% from $54.9 million for the three months ended June 30, 2003 to approximately $84.4 million for the three months ended June 30, 2004, due primarily to substantially increased shipments to the U.S. Military and a $3 million increase in international sales. The Sports Group's net sales for the second quarter of 2004 increased 6% to $1.7 million, as compared to $1.6 million for the second quarter of 2003. Contributing to the increase in the Sports Group's net sales was increased sales to Wal-Mart and Target. Gross profit for the quarter ended June 30, 2004 was approximately $23.9 million (27.7% of net sales), as compared to approximately $15.5 million (27.5% of net sales) for the quarter ended June 30, 2003.

The Company's selling, general and administrative expenses were approximately $10.9 million or 12.7% of net sales for the three months ended June 30, 2004, versus approximately $7.8 million or 13.8% of net sales for the three months ended June 30, 2003. Driven primarily by the sales increases, selling, general and administrative expenses as a percentage of net sales has decreased, causing operating income to increase to approximately $13.0 million (15.1% of net sales) for the second quarter of 2004 versus approximately $7.8 million (13.8% of net sales) for the second quarter of 2003.

Interest expense for the three months ended June 30, 2004 increased 5.0% to approximately $359,000, compared to approximately $342,000 for the three months ended June 30, 2003. This increase is primarily the result of increased borrowing under the Company's credit facility to fund the Company's operations and continued growth.

Income before taxes and minority interest of subsidiary was approximately $12.6 million for the three months ended June 30, 2004, compared to income before taxes of approximately $7.4 million for the three months ended June 30, 2003. Income taxes for the second quarter of 2004 were approximately $4.9 million while income taxes for the second quarter of 2003 were approximately $3.4 million. The effective tax rate for the second quarter of 2004 was 39.1% as compared to 45.4% during the second quarter of 2003.

On December 19, 2003, DHB's subsidiary Point Blank Body Armor, Inc. ("Point Blank") issued to Hightower Capital Management, LLC ("Hightower") shares of common stock of Point Blank representing approximately .65% of the outstanding capital stock of Point Blank, in exchange for inventory. The minority interest's share of the consolidated subsidiary's income was approximately $39,000 for the three months ended June 30, 2004.

After the preferred stock dividends of approximately $90,000 per quarter, income available to common stockholders was approximately $7.6 million for the three months ended June 30, 2004, or $0.17 per diluted share, as compared with income available to common stockholders of approximately $4.0 million or $0.09 per diluted share for the three months ended June 30, 2003. The weighted average shares outstanding on a diluted basis for the three months ended June 30, 2004 were 45,739,277, as compared to 44,235,879 for the three months ended June 30, 2003.

SIX MONTHS ENDED JUNE 30, 2004, COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003

For the first half of 2004, consolidated net sales were approximately $160.5 million, an increase of 56.3% over consolidated net sales of approximately $102.7 million for the first half of 2003. The Armor Group's net sales increased nearly 58% from $99.5 million for the six months ended June 30, 2003 to approximately $156.9 million for the six months ended June 30, 2004, due primarily to substantially increased shipments to the U.S. Military and a $9 million increase in international sales. The Sports Group's net sales for the first half of 2004 increased 9% to approximately $3.5 million, as compared to approximately $3.2 million for the first half of 2003. Contributing to the increase in the Sports Group's net sales was the addition of a high profile West Coast chain of drug stores, Longs Drug Stores, to the Sports Group's customer base as well as increased sales to its major customers, Wal-Mart and Target. Gross profit percentage remained nearly constant at 27.8% for the first half of 2004 as compared to approximately 27.8% for the first half of 2003.

The Company's selling, general and administrative expenses improved slightly as a percentage of net sales. For the six months ended June 30, 2004, selling, general and administrative expenses were approximately $20.8 million (13.0% of net sales), versus approximately $13.6 million (13.2% of net sales) for the six months ended June 30, 2003. Driven primarily by the sales increases, selling, general and administrative expenses as a percentage of net sales has decreased, causing income before other income (expense) to increase to approximately $23.9 million (14.9% of net sales) for the six months ended June 30, 2004 versus approximately $14.9 million (14.5% of net sales) for the six months ended June 30, 2003.

Interest expense for the six months ended June 30, 2004 decreased slightly to approximately $658,000 (4.1% of net sales), compared to approximately $671,000 (6.5% of net sales) for the six months ended June 30, 2003. This decrease is primarily the result of borrowing at lower rates in 2004, and the repayment of a stockholder loan. In March 2003, the Company signed a settlement agreement with its insurance agent, settling the lawsuit with its insurance agent for $1.0 million. The Company received approximately $739,000, which is net of the associated legal fees of $261,000. This $739,000 is included in total other income (expense) during the six months ended June 30, 2003.

Income before taxes was approximately $23.2 million for the six months ended June 30, 2004, compared to income before taxes of approximately $15.0 million for the six months ended June 30, 2003. Income taxes for the six months ended June 30, 2004 were approximately $9.1 million while income taxes for the six months ended June 30, 2003 were approximately $5.9 million. The effective tax rate for the first six months of 2004 was 39.3% as compared to 39.6% for the first six months of 2003.

On December 19, 2003, DHB's subsidiary Point Blank Body Armor, Inc. ("Point Blank") issued to Hightower Capital Management, LLC ("Hightower") shares of common stock of Point Blank representing approximately .65% of the outstanding capital stock of Point Blank, in exchange for inventory. The minority interest's share of the consolidated subsidiary's income was approximately $98,000 for the six months ended June 30, 2004. The total minority interest included in the balance sheet as of June 30, 2004 was approximately $305,000 as compared to approximately $207,000 as of December 31, 2003.

After the preferred stock dividends of approximately $180,000 for each of the six-month periods, income available to common stockholders was approximately $13.8 million for the six months ended June 30, 2004, or $0.30 per diluted share, as compared with income available to common stockholders of approximately $8.9 million or $0.20 per diluted share for the six months ended June 30, 2003. The weighted average shares outstanding on a diluted basis for the six months ended June 30, 2004 were 45,440,655, as compared to 43,722,690 for the six months ended June 30, 2003.

Recent Developments

On June 8, 2004, the Company announced its receipt of a contract award from the U.S. Army for recently developed body armor systems, for the upper and lower arms and shoulders, valued at approximately $239.4 million over a period of three years. On July 14, 2004, the Company announced the receipt of approximately $37 million of new purchase and delivery orders in the month of July for a variety of body armor products.

LIQUIDITY AND CAPITAL RESOURCES

The Company expects that its primary capital requirements over the next twelve months will be to assist its subsidiaries in financing their working capital requirements. The Company's operating subsidiaries sell the majority of their products on 30- to 90-day terms. Working capital is needed to finance the receivables, manufacturing process and inventory. Working capital at June 30, 2004 was approximately $98.6 million, representing an approximate 30.2% and 47.6% increase over working capital at March 31, 2004 and December 31, 2003 of approximately $75.7 million and $66.8 million, respectively. This increase in working capital since December 31, 2003 primarily reflects a $25.1 million increase in accounts receivable and a $19.6 million increase in inventory, reduced by a $3.2 million increase in accounts payable, a $4.2 million increase in income taxes payable and a $3.2 million increase in accrued expenses.

On July 1, 2004, the Company entered into an amendment to its existing bank credit agreement, increasing the limit on revolving credit borrowings from $32.5 million to $37.5 million solely for the month of July 2004. Pursuant to the credit agreement, the Company may borrow, on a revolving basis, up to $32.5 million on 85% of eligible accounts receivable, and the Company borrowed a term loan in the principal amount of $12.5 million amortizing at the rate of $1 million per quarter commencing July 2004. This amended agreement will expire on October 1, 2007. Borrowings under the credit agreement are collateralized by substantially all of the Company's assets, and bear interest, at the Company's option, at the bank's prime rate or LIBOR plus 1.75% per annum on the revolving credit facility and at the bank's prime rate or LIBOR plus 2.25% on the term loan. Under the terms of the credit agreement, the Company can only pay dividends on common stock with the written consent of the lender. For 2003, the borrowings under the credit agreement bore interest at the bank's prime rate or LIBOR plus 1.75%. A portion of these funds was used to partially refinance higher interest debt. The remaining funds have been and will be used to meet increased demands for capital generated by the Company's growth.

With the expansion of the Company's facilities during 2004, the Company's capital expenditures in the first six months of 2004 increased to $1.6 million, as compared to $442,000 for the first six months of 2003. The Company anticipates increasing its capital expenditures in 2004 in connection with the continued expansion into the new 104,000 square foot facility in Pompano Beach, Florida and relocation of its corporate headquarters.

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

EFFECT OF INFLATION AND CHANGING PRICES

The Company did not experience any measurable increases in raw material prices during the six months ended June 30, 2004.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains certain forward-looking statements and information relating to the Company that is based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this document, the words "anticipate," "believe," "estimate," "expect," "going forward," and similar expressions, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including, but not limited to: general business and economic conditions, the maintenance of the Company's military supply contracts, the level of governmental expenditures on law enforcement equipment, continued supplies of materials from critical vendors, the continued availability of insurance for the Company's products, and other risks described in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2003 and other reports and materials filed by the Company with the SEC. If one or more of these risks or uncertainties were to materialize, or if the underlying assumptions prove to be incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not issue or invest in financial instruments or their derivatives for trading or speculative purposes. The Company's market risk is limited to fluctuations in interest rates as it pertains to its borrowings under its credit facility. The Company can borrow at the prime rate of interest or LIBOR plus 1.75% on the revolving credit facility, and the prime rate or LIBOR plus 2.25% on the term loan. Any increase in these reference rates could adversely affect the Company's interest expense. The Company does not have any material sales, purchases, assets or liabilities denominated in currencies other than the U.S. Dollar, and as such, is not subject to material foreign currency exchange rate risk.

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

Disclosure controls and procedures are those controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

In accordance with their fiduciary responsibilities, senior management and the Audit Committee directed the Company to dedicate resources and take additional steps to strengthen its control processes and procedures to ensure that these internal control deficiencies do not result in a material misstatement in the Company's consolidated financial statements. Specifically, the Company has implemented or is preparing to implement the following additional procedures:

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

          o Since the beginning of 2003, the Company hired new financial reporting personnel, including a new Controller for the Point Blank subsidiary as well as a staff accountant/assistant controller and inventory control specialist/system analyst. The Company also hired a Controller in late 2002 for its PACA facility.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In April 2004, the Company's Point Blank Body Armor, Inc. subsidiary reached a settlement with UNITE Union which ended the lengthy dispute between those parties regarding the employees working at Point Blank's Oakland Park production facility. This settlement resolved all disputes pending between UNITE and Point Blank. As part of the settlement, all proceedings, including unfair labor practice charges, complaints and representation petitions, pending before the National Labor Relations Board were withdrawn or dismissed. Further, Point Blank recognized UNITE as the bargaining representative of those employees at its Oakland Park production facility. On April

19, 2004, the employees at the Oakland Park production facility ratified a three-year collective bargaining agreement between UNITE and Point Blank.

The Company is currently the subject of an investigation by the SEC. The investigation initially focused on certain related party transactions between the Company and affiliates of Mr. David H. Brooks (the Company's Chief Executive Officer), and has since been expanded to include matters relating to the Company's reporting and treatment of executive compensation (primarily relating to Mr. Brooks). The Company and Mr. Brooks are cooperating with the SEC in this investigation. The Audit Committee of the Company's Board of Directors has retained a forensic accounting firm to conduct an independent investigation with respect to the related party transactions. Their report was presented to the SEC for evaluation in April 2004. The Company has also compiled extensive information in response to the SEC's requests regarding executive compensation. In addition, the Audit Committee is periodically monitoring the status and performance of the related party transactions, to assess the relative benefits to the Company and the related party's compliance with its contractual obligations. The Company is unable to predict the outcome or results of the SEC's investigation.

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

32.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C.ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of the Chief Financial Officer Pursuant to 18 U.S.C.ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B)      REPORTS ON FORM 8-K

The Company filed the following Report on Form 8-K during the quarter ended June 30, 2004:

Form 8-K filed May 6, 2004 to report the financial results for the three months ended March 31, 2004. The Form 8-K included financial statements.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

Dated August 5, 2004                 DHB INDUSTRIES, INC.
                                         (Registrant)


     SIGNATURE                       CAPACITY                       DATE


/s/ DAVID H. BROOKS      Chief Executive Officer               August 5, 2004
____________________     and Chairman of the Board
    David H. Brooks


/s/ DAWN M. SCHLEGEL     Chief Financial Officer, Director     August 5, 2004
____________________     and Principal Accounting Officer
    Dawn M. Schlegel


/s/ JEROME KRANTZ        Director                              August 5, 2004
____________________
    Jerome Krantz


/s/ GARY NADELMAN        Director                              August 5, 2004
____________________
    Gary Nadelman