Form 10-Q
period 2004-09-30
DHB INDUSTRIES INC
filed 2004-11-09
CIK 899166

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


                              FOR THE QUARTER ENDED
September 30, 2004                                   Commission File No. 0-22429


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

                                Yes [ X ] No [ ]

As of November 3, 2004, there were 40,922,416 shares of Common Stock, $.001 par value, outstanding.

================================================================================

                                      INDEX

                                                                            PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets as of September 30, 2004
        (Unaudited) and December 31, 2003                                     3

     Unaudited Condensed Consolidated Statements of Operations for
        the Three Months and Nine Months Ended September 30, 2004
        and 2003                                                              4

     Unaudited Condensed Consolidated Statements of Cash Flows For
        The Nine Months Ended September 30, 2004 and 2003                     5

     Notes to Unaudited Condensed Consolidated Financial Statements        6-12

Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                            12-17

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          17

Item 4. Controls and Procedures                                           17-19

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                 19-20

Item 2. Changes in Securities and Use of Proceeds                            20

Item 3. Defaults Upon Senior Securities                                      20

Item 4. Submission of Matters to a Vote of Security Holders                  20

Item 5. Other Information                                                    20

Item 6. Exhibits and Reports on Form 8-K                                  20-21

Signatures                                                                   21

PART 1. FINANCIAL STATEMENTS (UNAUDITED)



                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           AS OF SEPTEMBER 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003
                 (In thousands, except share and per share data)

                                                                             September 30,   December 31,
                                                                                 2004           2003
                                                                               ________     ____________

ASSETS

Current assets
Cash and cash equivalents                                                      $     87       $    441
Accounts receivable, less allowance for doubtful accounts of
    $901 and $852, respectively                                                  53,622         33,707
Inventories                                                                      81,970         54,753
Deferred income tax assets                                                          632            372
Prepaid expenses and other current assets                                         1,498          1,518
                                                                               ________       ________
Total current assets                                                            137,809         90,791
                                                                               ________       ________

Property and equipment, net                                                       2,846          1,819
                                                                               ________       ________

Other assets
Deferred income tax assets                                                          302            437
Deposits and other assets                                                           382            381
                                                                               ________       ________
Total other assets                                                                  684            818
                                                                               ________       ________
Total assets                                                                   $141,339       $ 93,428
                                                                               ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of term loan payable                                        $  4,000       $  2,000
Accounts payable (includes 3,179 owed to a related party at
  September 30, 2004)                                                            14,600          9,465
Accrued expenses and other current liabilities                                    9,216          5,635
Income taxes payable                                                             11,042          6,869
                                                                               ________       ________
Total current liabilities                                                        38,858         23,969

Long-term liabilities
Notes payable-bank                                                               24,890         22,012
Term loan payable                                                                 7,500
Other liabilities                                                                   933            502
                                                                               ________       ________

Total liabilities                                                                72,181         46,483
                                                                               ________       ________

Commitments and contingencies

Minority interest in consolidated subsidiary                                        363            207
                                                                               ________       ________

Stockholders' equity
Convertible preferred stock, $0.001 par value, 5,000,000 shares                       1              1
  authorized, 500,000 shares of Series A, 12% convertible preferred stock issued and outstanding; liquidation preference $3,000
Common stock, $0.001 par value, 100,000,000 shares                                   41             41
  authorized, 40,922,416 and 40,742,136 issued
Additional paid in capital                                                       35,544         35,384
Accumulated other comprehensive loss                                                (53)           (53)
Retained earnings                                                                33,262         11,365
                                                                               ________       ________
Total stockholders' equity                                                       68,795         46,738
                                                                               ________       ________
Total liabilities and stockholders' equity                                     $141,339       $ 93,428
                                                                               ========       ========

           (See Notes to Condensed Consolidated Financial Statements)




                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (In thousands, except share and per share data)

                                                         For the Three Months          For the Nine Months
                                                          Ended September 30,           Ended September 30,
                                                      ___________________________   ___________________________
                                                         2004            2003          2004            2003
                                                      ___________     ___________   ___________     ___________

Net sales                                             $    89,410     $    54,417   $   249,879     $   157,095

Cost of goods sold (includes related party
   purchases of $6,290, $6,802, $14,509, and
   $20,856, respectively)                                  64,537          39,599       180,361         113,785
                                                      ___________     ___________   ___________     ___________

Gross profit                                               24,873          14,818        69,518          43,310

Selling, general and administrative expenses               11,591           9,055        32,353          22,621
                                                      ___________     ___________   ___________     ___________

Income before other income (expense)                       13,282           5,763        37,165          20,689
                                                      ___________     ___________   ___________     ___________

Other income (expense)
Interest expense                                             (389)           (306)       (1,047)           (977)
Proceeds from settlement of lawsuit                            --              --            --             739
Other income                                                   41              24            55              48
                                                      ___________     ___________   ___________     ___________
Total other income (expense)                                 (348)           (282)         (992)           (190)
                                                      ___________     ___________   ___________     ___________

Income before income taxes and minority interest           12,934           5,481        36,173          20,499

Income taxes                                                4,728           2,231        13,850           8,179
                                                      ___________     ___________   ___________     ___________

Income before minority interest of subsidiary               8,206           3,250        22,323          12,320

Minority interest of subsidiary                               (58)             --          (156)             --
                                                      ___________     ___________   ___________     ___________

Net income                                                  8,148           3,250        22,167          12,320

Dividend - preferred stock                                    (90)            (90)         (270)           (270)
                                                      ___________     ___________   ___________     ___________

Income available to common stockholders               $     8,058     $     3,160   $    21,897     $    12,050
                                                      ===========     ===========   ===========     ===========

Earnings per common share:

Basic shares                                          $      0.20     $      0.08   $      0.54     $      0.30
                                                      ===========     ===========   ===========     ===========
Diluted shares                                        $      0.18     $      0.07   $      0.49     $      0.28
                                                      ===========     ===========   ===========     ===========

Weighted average shares outstanding:
Basic shares                                           40,891,896      40,594,746    40,814,675      40,490,062
Effect of convertible preferred                           500,000         500,000       500,000         500,000
Warrants                                                4,570,213       3,416,044     4,299,798       3,063,268
                                                      ___________     ___________   ___________     ___________
Diluted shares                                         45,962,109      44,510,790    45,614,473      44,053,330
                                                      ===========     ===========   ===========     ===========

           (See Notes to Condensed Consolidated Financial Statements)




                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 (In thousands, except share and per share data)

                                                                          For the Nine Months Ended
                                                                                September 30,
                                                                          _________________________
                                                                             2004           2003
                                                                           ________       ________

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                 $ 22,167       $ 12,320
Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
Depreciation and amortization                                                   708            432
Amortization of deferred financing costs                                        113             98
Provision for doubtful accounts                                                  49             (6)
Stock issued for services                                                                       56
Minority interest of subsidiary                                                 156             --
Deferred income tax (benefit) expense                                          (125)         3,938
Changes in operating assets and liabilities
Accounts receivable                                                         (19,964)        (3,582)
Inventories                                                                 (27,217)       (16,573)
Prepaid expenses and other current assets                                        20         (1,858)
Deposits and other assets                                                       (31)           (53)
Accounts payable                                                              5,135            240
Income taxes payable                                                          5,407             --
Accrued expenses and other current liabilities                                2,347          5,939
Other liabilities                                                               431             89
                                                                           ________       ________
Net cash provided by (used in) operating activities                         (10,804)         1,040
                                                                           ________       ________

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                          (1,735)          (614)
                                                                           ________       ________
Net cash used in investing activities                                        (1,735)          (614)
                                                                           ________       ________

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid on preferred stock                                              (270)          (270)
Net proceeds of notes payable- bank                                             878          1,283
Proceeds of term loan payable                                                12,500             --
Payments on term loan payable                                                (1,000)
Payments on note payable - stockholder                                           --         (1,500)
Issuance costs of long-term debt                                                (83)            --
Principal payments on long-term debt                                             --            (19)
Proceeds from the issuance of common stock                                       --            261
Proceeds upon the exercise of warrants                                          160             --
                                                                           ________       ________
Net cash provided by (used in) financing activities                          12,185           (245)
                                                                           ________       ________

Effect of foreign currency translation                                           --            (12)
                                                                           ________       ________

Net increase (decrease) in cash and cash equivalents                           (354)           169

Cash and cash equivalents at beginning of the period                            441            393
                                                                           ________       ________

Cash and cash equivalents at end of the period                             $     87       $    562
                                                                           ========       ========


           (See Notes to Condensed Consolidated Financial Statements)


                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of DHB Industries, Inc. and subsidiaries (collectively "DHB" or the "Company") as of September 30, 2004 and for the three months and nine months ended September 30, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The unaudited financial statements include all adjustments, consisting only of normal and recurring adjustments, which, in the opinion of management, were necessary for a fair presentation of financial condition, results of operations and cash flows for such periods presented. However, these results of operations are not necessarily indicative of the results for any other interim period or for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been omitted in accordance with published rules and regulations of the Securities and Exchange Commission (the "SEC"). These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K/A for the year ended December 31, 2003 filed with the SEC on March 30, 2004.

NOTE 2.   SUPPLEMENTAL CASH FLOW INFORMATION


                                                                    For the Nine Months Ended
                                                                          September 30,
                                                                    _________________________
                                                                     2004              2003
                                                                    _______           _______

          Cash paid for:

          Interest                                                  $ 1,069           $ 1,000
          Taxes                                                       9,866               290

          Non-cash financing and investing activities:
          Revolving credit loan refinanced to long-term debt         12,500                --
          Property and equipment acquired under capital lease            --                20
          Cashless exercise of a warrant                                  0                --



NOTE 3.  INVENTORIES

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and are summarized as follows:

                                              September 30,       December 31,
                                                  2004                 2003
                                              _____________       ____________

          Raw materials and supplies             $32,850            $21,750
          Work in process                         21,618             15,430
          Finished goods                          27,502             17,573
                                                 _______            _______
                                                 $81,970            $54,753
                                                 =======            =======

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


NOTE 4.   LONG-TERM DEBT

On March 15, 2004, the Company amended its bank credit agreement (the "Credit Agreement"), which increased the total borrowing limits from $35,000 to $45,000 at that time. Pursuant to the Credit Agreement, the Company may borrow, on a revolving basis, up to $32,500 on 85% of eligible accounts receivable (the "Credit Facility"), and the Company borrowed a term loan in the principal amount of $12,500, amortizing at the rate of $1,000 per quarter commencing July 2004. This amended Credit Agreement will expire on October 1, 2007. On July 1, 2004, the Company again amended the Credit Agreement, to increase the revolving credit borrowing limit to $37,500 for the month of July 2004; and in August 2004, the borrowing limit returned to $32,500. Borrowings under the Credit Agreement bear interest, at the Company's option, at the bank's prime rate (4.75% at September 30, 2004) or LIBOR (1.7875% at September 30, 2004) plus 1.75% per annum on the Credit Facility and at the bank's prime rate or LIBOR plus 2.25% on the term loan. For 2003, the borrowings bore interest at the bank's prime rate or LIBOR plus 1.75% (3.145% at December 31, 2003). The borrowings under the Credit Agreement are collateralized by a first security interest in substantially all of the assets of the Company.


NOTE 5. STOCK BASED COMPENSATION

Warrants

During the nine months ended September 30, 2004, the six members of the Company's Board of Directors were issued 50,000 warrants each, exercisable at $5.88 per share for five years. During the nine months ended September 30, 2004, employees exercised warrants to purchase 80,000 shares of the Company's unregistered common stock at an average price of $2.00 per share, and an outside consulting firm exercised a warrant to purchase 100,280 shares on a cashless exercise basis at an implied market price of $16.05 per share. During the nine months ended September 30, 2003, the five members of the Board of Directors were each awarded 50,000 warrants exercisable at $1.41 per share for five years, and the Board of Directors awarded key employees 45,000 warrants exercisable at $2.01 per share expiring in February 2008. During the nine months ended September 30, 2003, the Company also issued 15,000 shares of its restricted common stock to an employee, and warrants to purchase 166,000 shares of the Company's unregistered common stock were exercised at an average price of $1.57 per share.

During the three months ended September 30, 2004, all warrants to purchase shares of the Company's common stock were included in the computation of diluted earnings per share. Warrants to purchase 508,000 shares of the Company's common stock that were outstanding during the three months ended September 30, 2003 were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive, since the strike prices were above the average market value of DHB's stock price.

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


NOTE 5. STOCK BASED COMPENSATION - (Continued)

The Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB No. 25"), and has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123,, "Accounting for Stock Based Compensation ("SFAS No. 123") and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS No. 148"). Under APB No. 25, compensation expense is only recognized when the market value of the underlying stock at the date of grant exceeds the amount an employee must pay to acquire the stock. Accordingly, no compensation expense has been recognized in the Condensed Consolidated Financial Statements in connection with employee stock warrant grants.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options and warrants which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock warrants have characteristics significantly different from those of traded warrants and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock warrants.

The weighted-average warrant fair values and assumptions used to estimate these values are as follows:
                                                       Warrants Issued During
                                                        2004             2003
                                                       _____            ______

             Risk-free interest rate                    2.77%           3.942%
             Expected volatility of common stock       99.99%           118.80%
             Dividend yield                             0.00%            0.00%
             Expected option term                      5 years          5 years

The Company's net income and earnings per share would have been reduced to the pro forma amounts shown below if compensation cost had been determined based on the fair value at the grant dates in accordance with SFAS No. 123 and 148, "Accounting for Stock-Based Compensation."


                                                               For the Three Months       For the Nine Months
                                                                Ended September 30,       Ended September 30,
                                                               ____________________       ___________________

                                                                 2004         2003         2004          2003
                                                                ______       ______       _______       _______

Net income                                                      $8,148       $3,250       $22,167       $12,320
Less dividend - preferred stock                                     90           90           270           270
                                                                ______       ______       _______       _______
Income available to common stockholders, as reported             8,058        3,160        21,897        12,050
Deduct: compensation determined under fair value
   based method for all awards, net of related tax effect           22          439         1,630           656
                                                                ______       ______       _______       _______
Pro forma                                                       $8,036       $2,721       $20,267       $11,394
                                                                ______       ______       _______       _______


                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


NOTE 5. STOCK BASED COMPENSATION - (Continued)

                                     For the Three Months    For the Nine Months
                                     Ended September 30,     Ended September 30,
                                     ____________________    ___________________
                                      2004        2003        2004        2003
                                      _____       _____       _____       _____
Basic earnings per common share
As reported                           $0.20       $0.08       $0.54       $0.30
Pro forma                             $0.20       $0.07       $0.50       $0.28
Diluted earnings per common share
As reported                           $0.18       $0.07       $0.49       $0.28
Pro forma                             $0.18       $0.06       $0.45       $0.27

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


NOTE 6. SEGMENT INFORMATION

The Company operates in two principal segments: ballistic-resistant equipment, and protective athletic and sports products. Net sales, income before other income (expense), depreciation and amortization expense, interest expense, income taxes, and identifiable assets for each of the Company's segments are as follows:


                                                          For The Three Months          For The Nine Months
                                                          Ended September 30,           Ended September 30,
                                                         ______________________         ___________________

                                                           2004           2003           2004          2003
                                                         ________       _______       ________      ________

NET SALES
Ballistic-resistant equipment                            $ 87,585       $52,962        244,528       152,485
Protective athletic & sports products                       1,825         1,455          5,351         4,610
                                                         ________       _______       ________      ________
Consolidated net sales                                   $ 89,410       $54,417       $249,879      $157,095
                                                         ========       =======       ========      ========

INCOME BEFORE OTHER INCOME (EXPENSE)
Ballistic-resistant equipment                            $ 15,773       $ 7,604        $45,013       $24,249
Protective athletic & sports products                         260           142            879           618
Corporate and other (1)                                    (2,751)       (1,983)        (8,727)       (4,178)
                                                         ________       _______       ________      ________
Consolidated income before other income (expense)        $ 13,282       $ 5,763        $37,165       $20,689
                                                         ========       =======        =======       =======



                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


NOTE 6. SEGMENT INFORMATION - (Continued)

                                                              For The Three Months                  For The Nine Months
                                                              Ended September 30,                   Ended September 30,
                                                           _________________________             ___________________________

                                                             2004              2003               2004                2003
                                                           ________           ______             _______             _______

DEPRECIATION AND AMORTIZATION EXPENSE
Ballistic-resistant equipment                              $    193           $  109             $   474             $   252
Protective athletic & sports products                            33               13                  94                  42
Corporate and other                                              55               46                 140                 138
                                                           ________           ______             _______             _______
Consolidated depreciation and amortization expense         $    281           $  168             $   708             $   432
                                                           ========           ======             =======             =======

INTEREST EXPENSE
Ballistic-resistant equipment                              $    386           $  302             $ 1,042             $   877
Protective athletic & sports products                            --               --                  --                  --
Corporate and other (1)                                           3                4                   5                 100
                                                           ________           ______             _______             _______
Consolidated interest expense                              $    389           $  306             $ 1,047             $   977
                                                           ========           ======             =======             =======

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST
Ballistic-resistant equipment                              $ 10,590           $4,478             $28,479             $13,474
Protective athletic & sports products                           260              110                 873                 516
Corporate and other (1)                                       2,084              893               6,821               6,509
                                                           ________           ______             _______             _______
Consolidated  income before income tax expenses
and minority interest                                      $ 12,934           $5,481             $36,173             $20,499
                                                           ========           ======             =======             =======

INCOME TAXES
Ballistic-resistant equipment                              $    935           $   47             $ 2,143             $    58
Protective athletic & sports products                            --                1                  --                   1
Corporate and other (1)                                       3,793            2,183              11,707               8,120
                                                           ________           ______             _______             _______
Consolidated income tax expense                            $  4,728           $2,231             $13,850             $ 8,179
                                                           ========           ======             =======             =======

                                                      September 30, 2004                    December 31, 2003
IDENTIFIABLE ASSETS
Ballistic-resistant equipment                              $136,041                              $88,503
Protective athletic & sports products                         5,045                                3,186
                                                           ________                              _______
                                                            141,086                               91,689
Corporate and other (2)                                         253                                1,739
                                                           ________                              _______
Consolidated total assets                                  $141,339                              $93,428
                                                           ========                              =======


(1)  Corporate and other expenses include corporate general and administrative expenses.
(2)  Corporate and other assets are principally deferred income tax assets, prepaid expenses and property and equipment.


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

The Company is involved in other litigation, none of which individually or in the aggregate is considered by management to be material to the Company's business or would, if adversely determined, have a material adverse effect on the Company's consolidated financial condition or results of operations.

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

NOTE 9. RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not provide sufficient equity at risk for the entity to support its activities. In December 2003, the FASB revised certain elements of FIN 46 (FIN 46-R). The FASB also modified the effective date of FIN 46. This interpretation applies immediately to variable interest entities created after January 31, 2003 and variable interest entities in which a company obtains an interest after January 31, 2003. For variable interest entities in which a company obtained an interest before February 1, 2003, the interpretation applies to the interim period ending after March 15, 2004. The adoption of FIN 46 did not have a material impact on the Company's consolidated financial position or results of operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Company is a holding company, which currently conducts business through its wholly-owned subsidiaries through two divisions, the DHB Armor Group ("Armor Group") and the DHB Sports Group ("Sports Group"). The Armor Group represented approximately 98%, 97%, and 96% of consolidated revenues of the Company during 2004 (first nine months), and full 2003 and 2002, respectively. The Company's products are sold both nationally and internationally. The Armor Group's sales are derived primarily from military services and law enforcement agencies. Sales to the U.S. military comprise the largest portion of the Armor Group's business, followed by sales to federal, state and local law enforcement agencies, including correctional facilities. Accordingly, any substantial increase or reduction in government spending or change in emphasis in defense and law enforcement programs could have a material effect on the Armor Group's business. The Sports Group manufactures and markets a variety of sports medicine, protective gear, health supports and magnetic therapy products under its own labels, private labels and house brands for major retailers.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003

Primarily as a result of increased product demand at the Company's Armor Group, the Company attained its highest quarterly consolidated net sales level in its history for the three months ended September 30, 2004. For the three months ended September 30, 2004, consolidated net sales were approximately $89.4 million, an increase of 64% over consolidated net sales of approximately $54.4 million for the three months September 30, 2003. The Armor Group's net sales increased 65% from approximately $53.0 million for the three months ended September 30, 2003 to approximately $87.6 million for the three months ended September 30, 2004, due primarily to substantially increased shipments to the U.S. Military. The Sports Group's net sales for the third quarter of 2004 increased approximately 26% to $1.8 million, as compared to $1.4 million for the third quarter of 2003. Contributing to the increase in the Sports Group's net sales was increased sales to Target and the addition of Walgreen Drug stores to the customer base. Gross profit for the quarter ended September 30, 2004 was approximately $24.9 million (27.8% of net sales), as compared to approximately $14.8 million (27.2% of net sales) for the quarter ended September 30, 2003.

The Company's selling, general and administrative expenses were approximately $11.6 million or 13.0% of net sales for the three months ended September 30, 2004, versus approximately $9.1 million or 16.6% of net sales for the three months ended September 30, 2003. This percentage decrease was attributable primarily to decreased selling expenses. Driven primarily by the sales increases, selling, general and administrative expenses as a percentage of net sales has decreased, causing operating income to increase to approximately $13.3 million (14.9% of net sales) for the third quarter of 2004 versus approximately $5.8 million (10.6% of net sales) for the third quarter of 2003.

Interest expense for the three months ended September 30, 2004 increased 27.1% to approximately $389,000, compared to approximately $306,000 for the three months ended September 30, 2003. This increase was primarily the result of increased borrowing under the Company's credit facility to fund the Company's operations, new facility and continued growth.

Income before taxes and minority interest of subsidiary was approximately $12.9 million for the three months ended September 30, 2004, compared to approximately $5.5 million for the three months ended September 30, 2003. This increase was attributable primarily to the substantial increase in sales, as well as the expense reductions noted above. Income taxes for the third quarter of 2004 were approximately $4.7 million while income taxes for the third quarter of 2003 were approximately $2.2 million. The effective tax rate for the third quarter of 2004 was 36.6% as compared to 40.7% during the third quarter of 2003.

On December 19, 2003, DHB's subsidiary Point Blank Body Armor, Inc. ("Point Blank") issued to Hightower Capital Management, LLC ("Hightower") shares of common stock of Point Blank representing approximately .65% of the outstanding capital stock of Point Blank, in exchange for inventory. The minority interest's share of the consolidated subsidiary's income was approximately $58,000 for the three months ended September 30, 2004.

After the preferred stock dividends of approximately $90,000 per quarter, income available to common stockholders was approximately $8.1 million for the three months ended September 30, 2004, or $0.18 per diluted share, as compared with income available to common stockholders of approximately $3.2 million or $0.07 per diluted share for the three months ended September 30, 2003. The weighted average shares outstanding on a diluted basis for the three months ended September 30, 2004 were 45,962,109, as compared to 44,510,790 for the three months ended September 30, 2003.

NINE MONTHS ENDED SEPTEMBER 30, 2004, COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003

For the first nine months of 2004, consolidated net sales were approximately $249.9 million, an increase of 59% over consolidated net sales of approximately $157.1 million for the first nine months of 2003. The Armor Group's net sales increased 60% from approximately $152.5 million for the nine months ended September 30, 2003 to approximately $244.5 million for the nine months ended September 30, 2004, due primarily to substantially increased shipments to the U.S. Military, a $5 million increase in sales to federal agencies, and a $9 million increase in international sales. The Sports Group's net sales for the first nine months of 2004 increased 16% to approximately $5.4 million, as compared to approximately $4.6 million for the first nine months of 2003. Contributing to the increase in the Sports Group's net sales was the addition of a high profile chain of drug stores, Walgreen and Longs Drug Stores, to the Sports Group's customer base as well as increased sales to its major customers, Wal-Mart and Target. Gross profit percentage remained nearly constant at approximately 27.8% for the nine months ended September 30, 2004 as compared to approximately 27.6% for the nine months ended September 30, 2003.

The Company's selling, general and administrative expenses improved slightly as a percentage of net sales. For the nine months ended September 30, 2004, selling, general and administrative expenses were approximately $32.4 million (13.0% of net sales), versus approximately $22.6 million (14.4% of net sales) for the nine months ended September 30, 2003. Driven primarily by the sales increases, selling, general and administrative expenses as a percentage of net sales has decreased, causing income before other income (expense) to increase to approximately $37.2 million (14.9% of net sales) for the nine months ended September 30, 2004 versus approximately $20.7 million (13.2% of net sales) for the nine months ended September 30, 2003.

Interest expense for nine months ended September 30, 2004 increased 7% to approximately $1,047,000, compared to approximately $977,000 for the nine months ended September 30, 2003. This increase was primarily the result of increased borrowings under the Company's credit facility to fund the Company's operations, new facility and continued growth.

In March 2003, the Company signed a settlement agreement with its insurance agent, settling the lawsuit with its insurance agent for $1.0 million. The Company received approximately $739,000, which is net of the associated legal fees of $261,000. This $739,000 is included in total other income (expense) during the nine months ended September 30, 2003.

Income before income taxes and minority interest of subsidiary increased approximately 76% to approximately $36.2 million for the nine months ended September 30, 2004, compared to approximately $20.5 million for the nine months ended September 30, 2003. Income taxes for the nine months ended September 30, 2004 were approximately $13.9 million while income taxes for the nine months ended September 30, 2003 were approximately $8.2 million. The effective tax rate for the nine months ended September 30, 2004 was 38.3% as compared to 39.9% for the nine months ended September 30, 2003.

On December 19, 2003, DHB's subsidiary Point Blank Body Armor, Inc. ("Point Blank") issued to Hightower Capital Management, LLC ("Hightower") shares of common stock of Point Blank representing approximately .65% of the outstanding capital stock of Point Blank, in exchange for inventory. The minority interest's share of the consolidated subsidiary's income was approximately $156,000 for the nine months ended September 30, 2004. The total minority interest included in the balance sheet as of September 30, 2004 was approximately $363,000, as compared to approximately $207,000 as of December 31, 2003.

After the preferred stock dividends of approximately $270,000 for each of the nine-month periods, income available to common stockholders was approximately $21.9 million for the nine months ended September 30, 2004, or $0.49 per diluted share, as compared with income available to common stockholders of approximately $12.1 million or $0.28 per diluted share for the nine months ended September 30, 2003. The weighted average shares outstanding on a diluted basis for the nine months ended September 30, 2004 were 45,614,473, as compared to 44,053,330 for the nine months ended September 30, 2003.

Recent Developments

On June 8, 2004, the Company announced its receipt of a contract award from the U.S. Army for recently developed body armor systems for the upper and lower arms and shoulders, valued at approximately $239.4 million over a period of three years. On July 14, 2004, the Company announced the receipt of approximately $37 million of new purchase and delivery orders in the month of July for a variety of body armor products.

LIQUIDITY AND CAPITAL RESOURCES

The Company expects that its primary capital requirements over the next twelve months will be to assist its subsidiaries in financing their working capital requirements. The Company's operating subsidiaries sell the majority of their products on 30- to 90-day terms. Working capital is needed to finance the receivables, manufacturing process and inventory. Working capital at September 30, 2004 was approximately $99.0 million, representing an approximate 48% increase over working capital at December 31, 2003 of approximately $66.8 million. This increase in working capital since December 31, 2003 primarily reflects a $19.8 million increase in accounts receivable and a $27.2 million increase in inventory reduced by a $5.1 million increase in accounts payable, a $5.4 million increase in income taxes payable and a $2.3 million increase in accrued expenses.

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

With the expansion of the Company's facilities during 2004, the Company's capital expenditures in the nine months ended September 30, 2004 increased to $1.7 million, as compared to approximately $614,000 for the nine months ended September 30, 2003. The Company incurred increased capital expenditures in 2004 in connection with the continued expansion into the new 104,000 square foot facility in Pompano Beach, Florida and relocation of its corporate headquarters.

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

EFFECT OF INFLATION AND CHANGING PRICES

The Company did not experience any measurable increases in raw material prices during the nine months ended September 30, 2004.

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

The former independent accountants informed the Company and the Audit Committee of these deficiencies in a letter delivered on August 20, 2003. These deficiencies included the failure to disclose certain related party transactions in the Company's Form 10-K for the fiscal year ended December 31, 2002, the Company's reliance on substantial outside assistance from outside professionals in preparing the Company's financial statements, and understaffing in the Company's accounting and finance department. The Form 10-K/A filed by the Company on July 24, 2003 fully disclosed the cited related party transactions.

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

     o The Company hired an internal control specialist to review and revamp the Company's internal control policies and procedures. The Company engaged the firms Rachlin Cohen & Holtz LLP and Management Works Inc. to assist management in complying with the internal control requirements under Section 404 of the Sarbanes-Oxley Act of 2002 to gain greater efficiency and effectiveness. The Company provided these firms with copies of the updated policies and procedures and flowcharts of the accounting and information technology departments.

The Company will continue to: (a) evaluate the effectiveness of its internal controls and procedures on an ongoing basis, (b) implement actions to enhance its resources and training in the area of financial reporting and disclosure responsibilities, and (c) review such actions with the Audit Committee and the Company's independent accountants, Weiser LLP. The Company has discussed its corrective actions and plans with the Audit Committee and Weiser LLP.

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

32.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of the Chief Financial Officer Pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B)      REPORTS ON FORM 8-K

The Company filed the following Report on Form 8-K during the quarter ended June 30, 2004:

Form 8-K filed August 5, 2004 to report the financial results for the three and six months ended June 30, 2004. The Form 8-K included financial statements.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

Dated November 3, 2004                               DHB INDUSTRIES, INC.
                                                         (Registrant)


      Signature                        Capacity                       Date

                            Chief Executive Officer             November 3, 2004
 /s/ DAVID H. BROOKS        and Chairman of the Board
 ___________________

                            Chief Financial Officer, Director   November 3, 2004
/s/ DAWN M. SCHLEGEL        and Principal Accounting Officer
____________________

                                                                November 3, 2004
/s/ JEROME KRANTZ           Director
____________________
                                                                November 3, 2004
/s/ GARY NADELMAN           Director
____________________