Form 10-K
period 2004-12-31
DHB INDUSTRIES INC
filed 2005-03-17
CIK 899166

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

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

                400 Post Ave Suite 303, Westbury, New York 11590
                    (Address of principal executive offices)

                    Issuer's telephone number: (516) 997-1155

         Securities registered under Section 12(b) of the Exchange Act:

                         Common Stock, $0.001 Par Value
                                (Title of Class)

       Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this Form 10-K [X ].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ X] No [ ] .

Aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock sold, or the average bid and asked price of such stock, as of June 30, 2004: $586,672,648.*

 Number of shares outstanding of the issuer's common equity, as of March 1, 2005
     (Exclusive of securities convertible into common equity): 45,282,536.

DOCUMENTS INCORPORATED BY REFERENCE:  None

* Excludes 6,634,799 shares of Common Stock held by directors, executives officers and stockholders whose beneficial ownership exceeds 10% of the shares outstanding. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control of the Registrant.

                                     PART I

ITEM 1.    BUSINESS

GENERAL

         We are a leading manufacturer and provider of bullet and projectile-resistant garments, and fragmentation protective vests, slash and stab protective armor, and related ballistic accessories, which are used domestically and internationally by military, law enforcement, security and corrections personnel, as well as governmental agencies. We also manufacture and distribute protective athletic apparel and equipment, including a wide variety of knee, ankle, elbow, wrist and back supports and braces that assist serious athletes, weekend sports enthusiasts, and general consumers in their respective sports and everyday activities. We are organized as a holding company with two divisions: the DHB Armor Group (the "Armor Group") and DHB Sports Group (the "Sports Group"). The Armor Group represents approximately 98%, 97% and 96% of our consolidated revenues during 2004, 2003, and 2002, respectively. The balance of the consolidated revenues are attributable to the Sports Group. The Sports Group manufactures and sells a variety of sports medicine health supports and protective products. We sell our products directly through our corporate sales force and a network of over 215 distributors and sales agents.


         We were incorporated as a Delaware corporation in 1992 and changed our name from DHB Capital Group Inc. to DHB Industries, Inc. in July 2001. Our executive offices are located at 400 Post Avenue, Suite 303, Westbury, New York 11590, our telephone number is 516-997-1155, and our website is www.dhbindustries.com. Information set forth on our website is not incorporated by reference into this filing and, unless otherwise indicated, is not incorporated by reference into any of our filings. Our common stock trades on the American Stock Exchange under the ticker symbol "DHB." Throughout this Form 10-K DHB Industries, Inc. is referred to using terms such as the "Company", "DHB", "us," "our," "we" or similar words.

DHB ARMOR GROUP

         PRODUCTS AND MARKETS.

         We manufacture and sell a wide variety of body armor through the Armor Group under the brand names Point BlankTM and Protective Apparel Corporation of America (PACATM). Our body armor is designed to protect individuals from bodily injury from different threats including threats from either bullets, knives and/or other sharp instruments and explosive shrapnel. Our products provide varying levels of protection based on the type and configuration of the body armor and its intended purpose.

         We principally manufacture and market three types of body armor:

         o Concealable Armor, which is typically worn beneath the user's clothing and is designed to protect against handgun ballistic threats;

         o Tactical Armor, which is worn externally and is designed to protect against handgun and rifles ballistic threats and can be customized to meet the specific needs of the user; and

         o Military Armor, which is manufactured to military standards specific to their mission.

         Our armor products are sold to U.S. government agencies and the U.S. military through direct sales and to state and local agencies predominantly through a network of distributors. International sales are handled through international distributors and agents as well as salaried sales staff. All of our armor products are manufactured and tested to the applicable National Institute of Justice ("NIJ") standards and/or military specifications.

         In 1998, the U.S. Army and Marine Corps procured the "InterceptorTM" Outer Tactical Vest ("OTV") system which is a soft armor vest for fragmentation protection and has pouches where hard ceramic armor plates can be inserted into the soft vest to provide ballistic protection over vital organs as well as accessories that can be added or removed to meet specific threat requirements. We designed the InterceptorTM as a continually upgradeable modular, soft body armor system specifically for the U.S. military. The system includes removable yoke/collar, throat and groin protection that can be customized by the wearer to the threat. In 2004, DHB developed for the U.S. Marines Corps. an Armor Protection Enhancement System ("A.P.E.S"). This modular system is designed to enhance the current InterceptorTM OTV by providing equivalent protection to areas previously not covered by the InterceptorTM which includes the under arm, shoulder, and upper arms. Also during 2004, we developed a similar product for the US Army called "Deltoid Auxiliary Protection System ("D.A.P.S."). In June of 2004, we were awarded a $239 million three-year contract from the U.S. Army for D.A.P.S. The InterceptorTM system was first extensively used in combat in Afghanistan during Operation Enduring Freedom, where it was credited in reducing the number of life-threatening wounds. During Operation Iraqi Freedom, the InterceptorTM system was widely deployed among U.S. combat forces. The InterceptorTM is the standard issue soft body armor approved for use by U.S. Army, Marine Corps and Air Force ground forces. On December 23, 2004, the U.S Army awarded us the body armor contract to supply the U.S. Army with
InterceptorTM OTVs. The contract value is estimated at approximately $189 million over three years to produce up to 360,000 InterceptorTM vests.

         Since 1998, the Company has delivered over 850,000 InterceptorTM OTVs to the U.S. Army, Marine Corps and Air Force. We manufacture and supply the InterceptorTM to the U.S. military through contracts with the U.S. Department of Defense ("DOD") and off the General Service Administration (the "GSA") schedule. We have developed seven ballistic models of the InterceptorTM that have been approved by the U.S. military and are customized for use by different branches. Extensive procurement actions by DOD are underway to equip the ground forces that could be deployed in combat with the InterceptorTM OTV system.

         In addition to the InterceptorTM, we manufacture a number of other protective armor systems for military use. Fragmentation armor, such as the Combat Vehicle Crewman system and the Warfighter system are designed to military specifications and offer protection against fragmentation of explosive devices such as grenades, mortars, artillery shells and ballistic projectiles. The Light Assault Vest ("LAV"), developed in 2003 and marketed in 2004, serves the needs of the Special Operations Community. The LAV provides ballistic and fragmentation protection, load carrying capabilities, and immediate, single pull ejection for specialized maneuvers. During 2004, the Armor Group has also developed a ballistic fragmentation blanket program to address the need for protection against roadside bombs, improvised explosive devices ("IEDs") and other fragmentation threats occurring during military troop movements and ambushes. Our blanket system is designed to optimize its survivability under high threat conditions.

         During 2004, we increased sales of our body armor to the state and local law enforcement community by 19%. By working with our customers to make department-specific modifications to our standard products, we have achieved additional sales and developed patent pending features. See "Patent and Trademarks." Through our collaborative relationship with customers, we seek to increase sales by developing customer loyalty and providing additional value beyond our standard products through customization. The majority of our concealable vests sold to state and local law enforcement officers and to federal agencies are individually sized to provide the optimal fit and protection. Our customer relationships also help us with our product development efforts. We developed our Basic Assault Vest ("BAT"), Light Assault Vest ("LAV") and Warfighter system, in part, through our efforts to customize products for specific customers.

         Our corrections body armor products are designed primarily for use by personnel in corrections facilities and by other law enforcement employees who are primarily exposed to threats from knives and other sharp instruments. These vests are constructed with special, blended fabrics, stainless steel and titanium, and flexible woven fabrics and are available in both concealable and tactical models. The first front opening tactical vest, The Rock, was patented in 2004 and offers modularity, concealability, and the ability for tactical upgrades.

         Our lines of body armor products also include tactical police jackets, military field jackets, executive vests for special agents, corrections vests, K-9 protection, fragmentation and close-quarter-battle systems.

         RAW MATERIALS AND MANUFACTURING.

         The Armor Group manufactures all of its bullet, fragmentation and projectile-resistant products. Most of the raw materials used in the manufacture of our ballistic-resistant garments consist of fabrics, which are patented by major corporations and purchased from four independent weaving or manufacturing companies. The primary woven fabrics used in the manufacture of the ballistic-resistant products include Kevlar(TM), a patented product of E.I. du Pont de Nemours Co. Inc., Twaron(TM), a patented product of Akzo-Nobel Fibers; B.V. SpectraTM a patented product of Honeywell, Inc. and Zylon(TM), a patented product of Toyobo Co., Ltd. Our primary shield products include GoldFlex(TM) and Spectra Flex(TM), patented products of Honeywell, Inc., and Dyneema(TM), a patented product of DSM Dyneema B.V.

         We have letters of commitment with our raw materials suppliers that guarantee a steady supply of ballistic fibers. These letters are required by our contracts with the DOD. We also have such letters of commitment relating to other, non-DOD contracts. Our letters of commitment are legally enforceable and include a commitment to supply raw materials for the duration of our contracts. Our DOD-related letters of commitment provide that the supplier will provide us with raw materials at a fixed price for the life of the DOD contract. Our letters of commitment that are related to non-DOD contracts do not have fixed pricing terms; rather, we have the right to purchase raw materials at the suppliers' published prices.

         We believe our relationships with the suppliers of our raw materials are good. If any of the manufacturers of any of these fabrics cease production for any reason, we have the capability to substitute alternative fabrics. Should these materials become unavailable for any reason, we may be unable to replace them with materials of like weight and strength. Thus, if our supply of any of these materials were reduced or cut off or if there was a price increase in the prices of these materials, our manufacturing operations and our financial condition could be adversely affected. In order to provide flexibility in the availability of raw materials, we have cross-certified several fabrics with competitive raw materials. Further, in an attempt to avoid shortages of raw materials, we seek to maintain an inventory of ballistic fabrics that is based on the availability of such fabrics rather than our short-term projected manufacturing requirements. This policy increases our inventory carrying costs but has helped avoid manufacturing disruptions.

         From 2002 through 2004, shortages of required raw materials limited our ability to fully meet the demand for our products. We mitigated the impact of these raw materials shortages by using a variety of ballistic fibers (hybridization), instead of relying on a single fiber in our products. Even when using a variety of fibers, however, the impact of shortages was not completely eliminated due to limits on the availability of individual ballistic fibers.
During the period from 2002 through 2004, shortages of raw materials limited total production capacity. The availability of raw materials placed an upper limit on the amount of product that we could produce, and demand for our product exceeded that amount.

         PATENTS AND TRADEMARKS.

         Intellectual property rights that apply to our various products include patents, copyrights, trade secrets and trademarks. We maintain an active program to protect our investment in technology by enforcing our intellectual property rights. We have filed over 19 patent applications in the U.S., these patents have a duration through 2024 . We currently have numerous patents pending for our protective armor designs and integrated technologies. While our patents are an important element of our success, our business as a whole is not materially dependent on any one patent. Specifically, we have one U.S. patent covering our modular front opening body armor commercial product with a duration of 16 years that is important to our business. Approximately 10% of our domestic market revenue is dependent on products that incorporate these patents and pending patent applications.

         To distinguish our products from those of our competitors, we have obtained certain trademarks and trade names for our products, and we maintain advertising programs to promote our brands and identify our products. In total, we hold 22 trademarks of which 7 were issued during 2004.

         We also protect certain details about our products and strategies as trade secrets; keeping confidential the information that we believe provides us with a competitive advantage. We have ongoing programs designed to maintain the confidentiality of such information.

         CUSTOMERS.

         Our  products are sold  domestically  to the U.S.  military,  state and local law enforcement agencies, correctional facilities, federal agencies and distributors and are sold internationally to governments and distributors. Sales to the U.S. military, directly or as a subcontractor accounted for 76%, 64% and 57% of our Armor Group's revenues for the years ended December 31, 2004, 2003 and 2002, respectively. InterceptorTM OTV's sales accounted for approximately 59% of the military sales or 44% of consolidated net sales. Sales directly and indirectly to domestic state and local law enforcement agencies, security and intelligence agencies, distributors and federal and state correctional facilities, accounted for 21%, 35% and 42% of the Armor Group's revenues in the years ended December 31, 2004, 2003 and 2002, respectively.

         Certain of our sales to federal agencies are made pursuant to standard purchasing contracts of a type issued by the GSA, that are commonly referred to as GSA Schedules. GSA Schedule contracts accounted for approximately 33%, 12%, and 16% of the Armor Group's revenues for the years ended December 31, 2004, 2003 and 2002, respectively. Our current GSA Schedule contract expires on July 31, 2006 but is renewable for terms of five years by mutual agreement of the parties.

         Our contracts with the U.S. government are all firm fixed price contracts. Therefore, there is no portion of our business that is subject to renegotiation of profits at the election of government. However, U.S. government contracting regulations and mandatory clauses in government contracts provide the government with the right unilaterally to terminate the contract for the convenience of the government. U.S. government contracts that are subject to this right of unilateral termination or reduction in scope constituted 45%, 47% and 48% of our corporate revenues in 2004, 2003 and 2002, respectively.

         With the exception of the U.S. government, no customer accounted for 10% or more of our corporate revenues in 2004, 2003 or 2002.

         MARKETING AND DISTRIBUTION.

         Due to the success of the InterceptorTM OTV System with the U.S. military, performance in the industry and our advertising efforts, our products and brands are widely recognized in the military, law enforcement and corrections communities. We seek to build a reputation as the premier provider of technologically advanced body armor to these communities.

         We employ 19 customer support representatives and 30 sales representatives under the direction of 4 sales managers. These personnel are responsible for marketing our products to federal, state and local law enforcement agencies in the United States. We sell to law enforcement agencies primarily through distributorships established by our sales team. However, in areas in which there are no suitable distributors, we fill orders through direct contract awards or through internal customer service representatives. Our strong relationship with our distributors is the cornerstone of our marketing strategy. We believe our distributors profit from our reputation and the quality of our products. We continuously work to strengthen our distribution network through advertising and additions to our product line.

         We have established a government and international liaison office near the Pentagon in Washington, D.C. This office makes direct sales to international and governmental customers that can visit this office to examine our products prior to purchase. The sales representatives in this office seek to build relationships with various international and government customers as well as potential distributors and international agents.

         GOVERNMENT AND INDUSTRY REGULATIONS AND STANDARDS.

         The ballistic and fragmentation resistant garments and accessories that we manufacture and sell are not currently the subject of government regulation domestically. Sales of NIJ Level III and Level IV armor require an export license for shipment to our international customers. However, our contracts with governmental entities are subject to rules, regulations and approvals applicable to government contractors and we are subject to routine audits to assure our compliance with these requirements. Our failure to comply with these contract terms and contracting rules or regulations could expose us to substantial penalties, including the loss of these contracts and disqualification as a U.S. government contractor. A number of our employees involved with certain of our government contracts are required to maintain specified levels of security clearances. Further, law enforcement agencies and the U.S. military specify certain standards of performance, such as NIJ standards for bullet-resistant vests in several categories, and the NIJ has established a voluntary standard for testing stab-resistant armor, which is often a requirement for the sales of correctional armor. We regularly submit our vests to independent laboratories for testing under these standards.

         COMPETITION.

         The ballistic-resistant garment business is highly competitive and fragmented. We estimate the number of competitive United States manufacturers at approximately 20. We compete by combining high quality products with on time delivery and personalized customer service. Our principal competitors include Armor Holdings, Inc. and Second Chance Body Armor, Inc. Since there are no published reports concerning the market, and many companies are privately held, we are unable to estimate the size of the market.

         We believe that the following are competitive strengths that provide us an advantage in our target markets:

         o Execution and Customer Service -- We believe that the key competitive factor in marketing and selling our products is order execution and on-time delivery of products. Our products are critically important to the safety of military and law enforcement personnel and reliable on-time delivery is essential. We believe that our ability to execute orders and deliver our products on time backed by knowledgeable and professional customer service is a key competitive advantage.

         o Government Relationships-- A majority of our revenues are dependent upon U.S. government contracts. We believe that the close relationships our management and sales teams have developed with the military, federal, state and local agencies that use our products gives us and our products the credibility to effectively compete for contracts.

         o Product and Brand Recognition-- We have sought to develop a favorable reputation through over 30 years of supplying the U.S. military, federal, state and municipal governments and agencies. Due to the success of our products, especially the InterceptorTM OTV, and our efforts to promote our brands, we believe our products and trademarks are widely recognized and favorably viewed within our target markets. Because our products are used in life-threatening situations, we believe that trust in the manufacturer is a key element in the purchasing decision for our products. We believe that familiarity with our name and products gives us an advantage in this regard.

         o Broad Product Lines--We have full product lines of protective apparel and accessories for use by military, law enforcement and corrections personnel to provide a wide range of protection against various threat levels. Our full product lines and their modular design and easy customization encourage customer loyalty due to the modularity and compatibility of our various products.

         o Network of Distributors--We have spent many years developing and training a network of distributors throughout the U.S. The effectiveness of our state and local government marketing efforts is substantially dependent upon the professionalism and motivation of our distribution network. We are fully committed to the distributor network and provide support through education and training, sales and marketing assistance, and accessibility, which results in our strong distributor network.

         o Market Position in Body Armor-- In December 2004, the U.S. Army awarded us with the exclusive contract to provide them with our InterceptorTM OTV . We believe that the favorable reception by the U.S. Army of the InterceptorTM provides us an advantage as the U.S. Army has sought to equip more and more servicemen and women and consequently more of such servicemen and women depend upon our products for their personal safety.

         BACKLOG.

         The Armor Group had a backlog of orders that we believe are firm of approximately $415 million and $132 million as of March 1, 2005 and 2004, respectively. Backlog at any one date is not a reliable indicator of future sales. In addition to our backlog, we often receive contract awards for municipal orders that may be extended over a period of time. The actual dollar amount of products to be delivered pursuant to these and similar contracts cannot be accurately predicted and we generally exclude it from reported backlog.

         POTENTIAL PRODUCT LIABILITY.

         Our products are used as protective devices in situations that could result in serious injuries or death, including injuries that may result from the failure of our products. We maintain product liability insurance for the Armor Group in the amount of $21,000,000 per occurrence, and $22,000,000 in the aggregate, less a deductible of $100,000 for each of our Armor Group subsidiaries. We have no assurance that these amounts would be sufficient to cover the payment of any potential claim. In addition, there is no assurance that this or any other insurance coverage will continue to be available, or, if available, that we will be able to obtain such insurance at a reasonable cost. Any substantial uninsured loss would have to be paid out of our assets, as applicable, and may have a material adverse effect on our financial condition and results of operations on a consolidated basis. If we are unable to obtain product liability coverage we may be prohibited from bidding for orders from certain government customers. Many governmental agencies currently require such insurance coverage, and any inability to bid for government contracts as a result of insufficient insurance coverage would have a material adverse effect on our financial condition and results of operations.

DHB SPORTS GROUP

         PRODUCTS AND MARKETS.

         We manufacture and sell a variety of sports medicine, health supports and protective products. Our products include a wide variety of knee, ankle, elbow, wrist and back supports and braces that assist serious athletes, weekend sports enthusiasts and general consumers in their respective sports and everyday activities. Currently, we manufacture and market athletic products under the brands NDLTM, GRIDTM, MagneSystemsTM, FLEX-AIDTM, and Doctor Bone Savers TM. We market our products to a variety of distribution points with an emphasis on major retailers. Our various brands and private label programs are offered to the consumers through mass merchandisers, chain drug stores, food chains, independent sporting goods retailers, independent pharmacies, catalogs, wholesalers, and e-commerce. Our customer list includes retail establishments such as Wal-Mart, Walgreen's, Longs Drug Stores, Target, and Meijer. We also have established private label programs with large wholesalers to the retail trade such as AmerisourceBergen, Cardinal Health, Chain Drug Consortium and Chain Drug Marketing Association. Two customers, Wal-Mart and Target, collectively accounted for 66%, 68% and 61% of our Sports Group revenues for the years ended December 31, 2004, 2003 and 2002, respectively.

         RAW MATERIALS AND MANUFACTURING.

         Approximately 75% of the health supports we manufacture are made from neoprene fabric as compared to the brown elastic fabric. During 2004, we outsourced the production of our braces to a subcontractor in Taiwan for approximately 47% of the Sports Group's annual purchases. Neoprene is a readily available fabric and to date we have not experienced any shortage of this fabric.

         POTENTIAL PRODUCT LIABILITY.

         Our products are used as protective devices in situations that could result in serious injuries or death, including injuries that may result from the failure of such products. We maintain product liability insurance for the Sports Group in the amount of $21,000,000 per occurrence, and $22,000,000 in the aggregate, less a deductible of $100,000. We have no assurance that these amounts would be sufficient to cover the payment of any potential claim. In addition, there is no assurance that this or any other insurance coverage will continue to be available, or, if available, that we would be able to obtain such insurance at a reasonable cost. Any substantial uninsured loss would have to be paid out of our assets and may have a material adverse effect on our financial condition and results of operations.

RESEARCH AND DEVELOPMENT

         Our research and development program is a key element in our efforts to maintain and improve our position in the market for protective body armor. Our research and development team has an aggregate of over 100 years of ballistic research and development experience, including more than 40 years of experience with NIJ certification requirements. Many of our research and development personnel previously held positions of responsibility with other companies within the industry. Our research and development consists of our own sponsored efforts and government-funded efforts under our fixed-price government contracts. Our collaborative efforts to customize our products for specific customers are an important part of our research and development process, and have resulted in several new products such as D.A.P.S. and ballistic blankets.

         Our research and development expenses (materials, salaries, and ballistic testing) are included in selling, general and administrative expenses as incurred and for the years ended December 31, 2004, 2003 and 2002 were $9.7 million, $10.8 million and $4.2 million, respectively.

ENVIRONMENTAL REGULATION

         We are subject to various federal, state and local laws and regulations governing the use, discharge and disposal of hazardous material. Compliance with current laws and regulations has not had and is not expected to have a material adverse effect on our financial condition. It is possible, however, that environmental issues may arise in the future that the Company cannot currently predict and which may have a material adverse effect on the Company's business or financial condition.

EMPLOYEES

         As of March 1, 2005, we employed approximately 875 full-time employees in the Armor Group. There was one operating officer, 32 employees in supervisory capacities, 680 employees in manufacturing, shipping and warehousing, 67 employees in quality control, 46 employees in customer service and sales, 5 employees in technical/research development, and 44 employees in office and administration. We believe that we have a satisfactory relationship with our Armor Group employees.

         As of March 1, 2005, we employed approximately 75 full-time employees in our Sports Group. There was one officer, 3 employees in supervisory capacities, 66 employees in manufacturing, shipping and warehousing, 1 employee in sales and customer service, and 4 employees in office support. All of these employees are employed full-time. We believe that our relationship with our Sports Group employees is satisfactory. We also have more than 40 independent sales representatives who, together with the sales executives, are responsible for sales throughout the Untied States, Western Europe, Asia, the Middle East and Latin America.

SEGMENT INFORMATION

         As described in detail above, we operate in two principal segments: ballistic-resistant protective equipment and protective athletic and sports products. Financial information on our business segments (in thousands) is as follows:


Net Sales                                                             2004               2003               2002
---------                                                         --------           --------           --------

Ballistic-resistant equipment                                     $333,029           $224,152           $124,860
Protective athletic & sports products                                7,051              5,859              5,492
                                                                  --------           --------           --------
                                                                   340,080            230,011            130,352
Less inter-segment sales                                               (5)                 --                (5)
                                                                  --------           --------           --------
Consolidated net sales                                            $340,075           $230,011           $130,347
                                                                  ========           ========           ========




                                                                      2004               2003               2002
                                                                  --------           --------           --------
Income before other income (expense)
Ballistic-resistant equipment                                     $ 61,290           $ 33,618           $ 17,534
Protective athletic & sports products                                1,017                426                563
Corporate and other (1)                                            (12,736)            (8,028)            (4,274)
                                                                  --------           --------           --------
Consolidated income before other income (expense)
                                                                  $ 49,571           $ 26,016           $ 13,823
                                                                  ========           ========           ========

Depreciation and Amortization Expense
Ballistic-resistant equipment                                     $    662           $    350           $    289
Protective athletic & sports products                                  119                 64                 86
                                                                  --------           --------           --------
                                                                       781                414                375
Corporate and other                                                    197                150                 88
                                                                  --------           --------           --------
Consolidated depreciation and amortization expense
                                                                  $    978           $    564           $    463
                                                                  ========           ========           ========

Interest Expense
Ballistic-resistant equipment                                     $  1,367           $  1,238           $    935
Protective athletic & sports products                                   --                 --                 --
                                                                  --------           --------           --------
                                                                     1,367              1,238                935
Corporate and other (2)                                                  7                106                710
                                                                  --------           --------           --------
Consolidated interest expense                                     $  1,374           $  1,344           $  1,645
                                                                  ========           ========           ========

Expenditures for additions to long lived assets
Additions to property and equipment
Ballistic-resistant equipment                                     $  1,147           $    592           $    250
Protective athletic & sports products                                   --                 57                 35
Corporate and other                                                    644                 92                 82
                                                                  --------           --------           --------
                                                                  $  1,791           $    741           $    367
                                                                  ========           ========           ========

Income Taxes (Benefit)
Ballistic-resistant equipment                                     $ 15,227           $ 14,341           $     22
Protective athletic & sports products                                   --                182                  2
                                                                  --------           --------           --------
                                                                    15,227             14,523                 24
Corporate and other (2)                                              2,346             (3,425)            (3,696)
                                                                  --------           --------           --------
Consolidated tax (benefit) expense                                $ 17,573           $ 11,098           $(3,672)
                                                                  ========           ========           ========

Identifiable Assets
Ballistic-resistant equipment                                     $138,370           $ 88,503           $ 56,471
Protective athletic & sports products                                5,018              3,186              2,907
                                                                  --------           --------           --------
                                                                   143,388             91,689             59,378
Corporate and other (2)                                              2,469              1,739              5,993
                                                                  --------           --------           --------
Consolidated assets                                               $145,857           $ 93,428           $ 65,371
                                                                  ========           ========           ========



Foreign sales accounted for 3%, 1% and 2% of the total revenues for the years ended December 31, 2004, 2003 and 2002, respectively. The Company did not have any foreign identifiable assets in 2004 and 2003. There were no foreign identifiable assets during 2004 and 2003. Foreign identifiable assets accounted for 1% of the total assets as of December 31, 2002.

         (1) Corporate and other includes corporate general, administrative expenses.

         (2) Corporate assets are principally deferred income tax assets and property and equipment.

AVAILABLE INFORMATION.

         Our internet address is www.dhbindustries.com. As of the date of this Annual Report on Form 10-K, we make available free of charge on our website materials that we file or furnish under the Securities Exchange Act of 1934 as soon as reasonably practicable after such materials are filed with or furnished to the Securities and Exchange Commission. Information set forth on our website is not incorporated by reference into this filing and, unless otherwise indicated, is not incorporated by reference into any of our filings. We will voluntarily provide electronic copies (or a reasonable number of paper copies) of our filings free of charge upon request.


 ITEM 2.  PROPERTIES

         CORPORATE HEADQUARTERS. In February 2004, we relocated our corporate headquarters to a 3,952 square foot leased office located at 400 Post Avenue, Suite 303, Westbury, New York. The lease expires on February 28, 2010.

          POINT BLANK FACILITY. In December 2003, the Company leased a 104,000 square foot manufacturing facility with administrative offices in Pompano Beach, Florida, to expand the production of the Point Blank subsidiary of our Armor Group. The lease expires on April 30, 2014.

         POINT BLANK-MILITARY FACILITY. In January 2003, we leased a 51,246 square foot manufacturing facility with administrative offices in Deerfield Beach, Florida, to expand Point Blank's military production. The lease expires on April 30, 2008.

         PACA. We lease a 60,060 square foot manufacturing facility with administrative offices at 179 Mine Lane, Jacksboro, Tennessee 37757, for our subsidiary, Protective Apparel Corporation of America ("PACA"). The lease expires on April 15, 2006.

         NDL/POINT BLANK FACILITY. We lease a 67,000 square foot office and manufacturing facility located at 4031 N.E. 12th Terrace, Oakland Park, Florida for Point Blank and our Sports Group. Until July 2004, we leased this facility from V.A.E. Enterprises LLC ("V.A.E."), a limited liability company controlled by Mrs. Terry Brooks, wife of Mr. David H. Brooks, and beneficially owned by Mr. and Mrs. Brooks' minor children. In July 2004, the building was sold to an unrelated third party, Cabot Industries Value Fund LP, from which we now lease the facility from under the same terms. The lease expires on December 31, 2010.

         WASHINGTON DC OFFICE. In May 2002, we opened a 2,192 square foot government and international liaison sales office at 1215 Jefferson Davis Highway, Arlington, Virginia. The lease expires on April 30, 2006.

ITEM 3.  LEGAL PROCEEDINGS

         On January 3, 2005, a class action lawsuit was filed against us in the Circuit Court of the Seventeenth Judicial Circuit in Broward County, Florida by a police organization and individual police officers, because of concerns regarding the effectiveness and durability of body armor with high concentrations of Zylon in the Company's bullet-resistant soft body armor (vests). In February 2005, we reached a preliminary settlement with respect to the class action lawsuit filed, subject to final court approval. The Company does not expect this settlement to have a material adverse effect on its financial position.

         We are currently the subject of an investigation by the Securities and Exchange Commission (the "SEC"), with respect to certain related party transactions and executive compensation matters regarding DHB and affiliates of Mr. David H. Brooks (the Company's Chief Executive Officer). DHB and Mr. Brooks are cooperating with the SEC in this investigation. In addition, the Audit Committee expects to periodically monitor the status and performance of these related party transactions to assess the relative benefits to the Company and the related party's compliance with its contractual obligations.

         We are involved in other litigation, none of which we consider to be material to our business or believe would, if adversely determined, have a material adverse effect on our financial condition or operations.

         (b) ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

                  At the DHB Industries, Inc. Annual Stockholders' Meeting on December 30, 2004, our stockholders elected each of the director nominees, ratified the selection of our independent auditors, and because there was not a quorum for the proposal, did not approve our 2004 Omnibus Equity Incentive plan.



           1. To elect six directors to hold office during
              the year following the Annual Meeting and
              until their successors are elected and qualified                           Number of Shares
                                                                                         ----------------
                                                                            Voted For       Voted Against   Withheld
                                                                            ----------      -------------   --------

           David Brooks                                                     38,907,659        2,054,089       -0-
           Gary Nadelman                                                    40,383,648          578,100       -0-
           Jerome Krantz                                                    40,427,542          534,206       -0-
           Cary Chasin                                                      40,392,607          569,141       -0-
           Dawn Schlegel                                                    39,012,272        1,949,476       -0-
           Barry Berkman                                                    40,564,943          396,805       -0-


                                                                                     Number of Shares
                                                                                  Voted                      Broker
                                                                   Voted For     Against        Abstain     Non-Votes
                                                                   ---------     ---------      -------     ---------
           2. To ratify the appointment of Weiser
              LLP as independent auditors for the
              Company for 2004.                                   40,758,676       153,398       49,673        95,751

           3. To consider and vote upon the
              Company's proposed 2004 Omnibus
              Equity Incentive Plan.                               15,924,956    3,060,114      269,281    21,803,147


                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is listed on the American Stock Exchange under the symbol DHB. The following table shows the high and low prices of the Company's common stock for each quarter in the two-year period ended December 31, 2004:


                                        Low             High
                                       ------          ------

              2004     4th Quarter     $13.47          $20.56
                       3rd Quarter      11.23           17.05
                       2nd Quarter       7.65           16.05
                       1st Quarter       5.29            7.41
              2003     4th Quarter       3.87            8.25
                       3rd Quarter       3.80            4.95
                       2nd Quarter       2.18            4.60
                       1st Quarter       1.35            2.70

         Since we issued our Series A, 12% convertible preferred stock (the "Preferred Stock") on January 12, 2002, we have paid cash dividends on the Preferred Stock each quarter at a rate of $0.18 per share per quarter ($0.72 per share per annum), an amount equal to the interest that would have been payable on the shareholder indebtedness from which the Preferred Stock was converted (See "Certain Transactions" below). We have not paid any dividends on our common stock in the last three fiscal years.

         We currently retain our income from earnings and anticipate that our future earnings will be retained to finance the expansion of our business. Any determination to pay cash dividends on the Company's common stock in the future will be at the discretion of the Board of Directors after taking into account various factors, including financial condition, results of operations, current and anticipated cash needs, and restrictions, if any, under our credit agreements. Our current credit facility prohibits the payment of dividends on our common stock without the lender's prior written consent.

         On March 1, 2005, there were 1,750 holders of record of our Company's common stock. However, the number of holders of record includes brokers and other depositories for the accounts of others. We estimate that as of that date, there were approximately 22,000 beneficial owners of our common stock.

         In 2004, the Company issued to each of the then six board members 50,000 unregistered five year common stock warrants exercisable at $5.88 per share. These warrants may either be exercised at the option of the holder for cash or pursuant to a cashless exercise based upon the five prior business days' stock price. On November 29, 2004, the members of the Board of Directors and Sandra L. Hatfield, the Company's Chief Operating Officer, exercised 4,555,000 common stock warrants pursuant to a cashless exercise yielding 4,261,799 shares of common stock. Included in the above mentioned warrants is the exercise by David H. Brooks, the Company's Chief Executive Officer of 3,875,000 warrants yielding 3,669,757 shares of common stock, Dawn Schlegel, the Company's Chief Financial Officer of 205,000 warrants yielding 177,006 shares of common stock, and Sandra L. Hatfield, the Company's Chief Operating Officer of 200,000 warrants yielding 180,119 shares of common stock. In addition, on December 28, 2004, Sandra L. Hatfield, the Company's Chief Operating Officer, exercised an additional warrant of 100,000 shares pursuant to a cashless exercise yielding 89,426 shares of common stock. Employees exercised warrants for 63,895 shares with aggregate proceeds of $110,000. A former member of the Board of Directors exercised a warrant for 25,000 shares of common stock with aggregate proceeds of $50,000. An outside consultant exercised a warrant pursuant to a cashless provision yielding 100,280 shares of common stock.

         All of the aforementioned issuances of unregistered securities were made by the Company pursuant to and in reliance upon Section 4(2) of the Securities Act of 1933, relating to transactions not involving a public offering.

         As of December 31, 2004, the Company had outstanding options/warrants, and shares available for future grants of options/warrants under its equity plan, as follows:


                                           Equity Compensation Plan Information

                                                                                         Number of securities remaining
                                 Number of securities to be       Weighted-average       available for future issuance
                                   issued upon exercise of       exercise price of         under equity compensation
                                    outstanding options,        outstanding options,      plans (excluding securities
Plan category                        warrants and rights        warrants and rights         reflected in column (a))
                                 --------------------------     --------------------     ------------------------------
                                            (a)                         (b)                           (c)

Equity compensation plans
    approved by security
    holders....                           507,000                      $5.00                            0
Equity compensation plans not
    approved by security
    holders....                                 0                         --                           -0-
              Total ............          507,000                      $5.00                            0



ITEM 6.  SELECTED FINANCIAL DATA

         The selected consolidated financial data set forth below for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, were derived from the audited consolidated financial statements of the Company. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes appearing elsewhere in this Form 10-K.



Income Statement Data (in thousands, except for per share data)
                                                                     2004          2003          2002           2001          2000
                                                                 --------      --------      --------        -------       -------

Net sales                                                        $340,075      $230,011      $130,347        $98,015       $70,018
Cost of goods sold                                                245,940       166,670        92,621         71,639        49,359
                                                                 --------      --------      --------        -------       -------
Gross profit                                                       94,135        63,341        37,726         26,376        20,659
Selling, general and administrative expenses                       44,564        37,325        23,903         13,597        12,460
                                                                 --------      --------      --------        -------       -------
Income (loss) before other income (expense)                        49,571        26,016        13,823         12,779         8,199
Interest expense                                                   (1,374)       (1,344)       (1,645)        (2,513)       (2,743)
Other income (expense)                                                 35         1,605           130             42           341
                                                                       --         -----           ---             --           ---
Income (loss) before discontinued operations                       48,232        26,277        12,308         10,308         5,797
Discontinued operations                                                --            --            --             --           340
                                                                 --------      --------      --------        -------       -------
Income (loss) before income taxes                                  48,232        26,277        12,308         10,308         6,137
Income tax (benefit) expense                                       17,573        11,098       (3,672)            175           130
                                                                 --------      --------      --------        -------       -------
Income (loss) before minority interest                             30,659        15,179        15,980         10,133         6,007
Minority interest                                                    (224)           (7)            --             --            --
                                                                 --------      --------      --------        -------       -------
Net income (loss)                                                  30,435        15,172         15,980         10,133         6,007
                                                                 --------      --------      --------        -------       -------
Dividend - preferred stock                                           (360)         (360)         (345)             --            --
                                                                 --------      --------      --------        -------       -------
Income available to common stockholders                          $ 30,075      $ 14,812      $ 15,635        $10,133       $ 6,007
                                                                 ========      ========      ========        =======       =======

Earnings per share
Basic                                                            $   0.73      $   0.36      $   0.42        $  0.32       $  0.19
Diluted                                                          $   0.67      $   0.34      $   0.37        $  0.28       $  0.18

Balance Sheet Data (in thousands)                                    2004           2003          2002          2001           2000
---------------------------------                                --------      --------      --------        -------       -------

Working capital                                                  $105,086      $ 66,822      $ 53,125        $20,472       $ 7,497
Total assets                                                      145,857        93,428        65,371         40,896        28,056
Total current liabilities                                          35,180        23,969         7,822         16,585        16,949
Long-term liabilities                                              33,220        22,514        26,204         19,305        16,062
Stockholders' equity (deficit)                                     77,026        46,738        31,345          5,006        (4,955)



         ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following analysis of the Company's financial condition and results of operations should be read in conjunction with the financial statements, including the notes thereto, contained elsewhere in this Form 10-K.

GENERAL

                  We are a manufacturer and provider of bullet and projectile-resistant garments, and fragmentation protective vests, and related ballistic accessories, which are used domestically and internationally by military, law enforcement, security and corrections personnel, as well as governmental agencies. We also manufacture and distribute protective athletic apparel and equipment, including a wide variety of knee, ankle, elbow, wrist and back supports and braces that assist serious athletes, weekend sports enthusiasts and general consumers in their respective sports and everyday activities.

         We are organized as a holding company that currently conducts business through its subsidiaries through two divisions, the DHB Armor Group and the DHB Sports Group. The Armor Group represented approximately 98%, 97% and 96% of consolidated revenues of the Company during 2004, 2003 and 2002, respectively. The Company's products are sold both nationally and internationally. Sales to the U.S. military comprise the largest portion of the Armor Group's business, followed by sales to federal, state and local law enforcement agencies, including correctional facilities. Accordingly, any substantial increase or reduction in government spending or change in emphasis in defense and law enforcement programs could have a material effect on the Armor Group's business. The Sports Group manufactures and markets a variety of sports medicine, protective gear, and health supports products under its own labels, private labels and house brands for major retailers.

         We derive substantially all of our revenues from sales of our products. As indicated in the financial information included in this report, the Company has experienced substantial increases in its revenues in the past several years, which has been attributable primarily to product demand from the U.S. military and federal, state and local law enforcement. The Company's ability to maintain these revenue levels will be highly dependent on continued demand for body armor and projectile-resistant clothing; and although the Company does not foresee an immediate material reduction in such demand, there is no assurance that governmental agencies will not refocus their expenditures based on changed circumstances or otherwise.

         Due to its growth, the Company has outgrown its small business status under government procurement regulations. Although the loss of our small business status makes us ineligible for certain set-asides under government contracting regulations, we believe that our current size suggests our ability to manage larger orders and allows us to credibly bid on major procurement contracts under which small businesses would be our subcontractors.

         The Company's market share is highly dependent upon the quality of its products, and its ability to deliver its products in a prompt and timely fashion. To meet projected demand, and to maintain its ability to deliver quality products in a timely manner, the Company in April 2004, moved into a new, expanded production facility in Pompano Beach, Florida. However, there is no assurance that, in the long term, demand for the Company's products will remain at recent levels, or that the Company will be able to diversify into alternate markets or alternate products, or to increase its market share through acquisitions of other businesses. Management's current strategic focus is on quality and delivery, which management believes are the key elements in obtaining additional and repeat orders under the Company's existing procurement contracts with the U.S. military and other governmental agencies.

         RESULTS OF OPERATIONS

         YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003.

         Consolidated net sales for the year ended December 31, 2004 increased 47.9% to approximately $340.1 million as compared to approximately $230.0 million for the year ended December 31, 2003. The Armor Group's revenues increased 48.6% to $333.0 million for the year ended December 31, 2004 from approximately $224.2 million for the year ended December 31, 2003. This increase was attributed to a 76.7% increase in sales to the US military and 19.4% increase in sales to state and local law enforcement agencies. Sales to the US military were approximately $254.7 million for the year ended December 31, 2004 compared to $144.1 million for the year ended December 31, 2003. Sales to state and local law enforcement agencies either directly or through distributors increased to $59.2 million for the year ended December 31, 2004 versus $49.6 million for the year ended December 31, 2003. In recognition of the increased focus on homeland security and the war on terrorism, the number of law enforcement officers and agents has increased over the past three years and there has been increased funding to help equip these officers and agents, which has led to increased demand for our products. International sales increased to $9.8 million during the year ended December 31, 2004 as compared to $900,000 for the year ended December 31, 2003. The Sports Group's sales increased 20% to $7.0 million for the year ended December 31, 2004 compared to $5.9 million for the year ended December 31, 2003. This increase is attributable to increased revenues from Target and the addition of Longs and Walgreen drug stores to its customer base during 2004.

         Gross profit increased to $94.1 million for 2004 as compared to $63.3 million in 2003. However as a percentage of net sales, gross profit remained nearly constant with the gross profit percentage of 27.7% in 2004 and 27.5% in 2003.

         Selling, general and administrative expenses decreased as a percentage of net sales to 13.1% or approximately $44.6 million for 2004 as compared to 16.2% or approximately $37.3 million for 2003. The main cause of this decrease as a percentage of net sales is the reduction of $1.97 million in research and development expenditures during 2004. Research and development material expenses were 2.5% of sales or approximately $8.5 million during 2004 as compared to 4.5% or approximately $10.4 million for 2003. The Company anticipates that research and development costs will remain at 2 to 3% of revenue in 2005. During 2004, the Company paid a total of $4.8 million in bonuses (1.4% of net sales) to its executives and supervisors as compared to $2.7 million (1.2% of net sales) in 2003.

         Interest expense for 2004 was approximately $1.4 million versus approximately $1.3 million for 2003 as a result of the Company utilizing the Libor option on more of its outstanding debt, and therefore decreasing its average interest percentage it was paying, even though its borrowings had increased. Total other income (expense) decreased $1.6 million during 2004 to a total other expense of $1.3 million compared to other income of $261,000 during 2003. During 2003, the Company received income from the settlement of its lawsuit with its insurance company and insurance agent of approximately $1.0 million. Also included in other income during 2003 was the $1.45 million gain on the sale of a .0065% interest of its subsidiary to an unrelated third party during December 2003. In addition, during 2003, the Company wrote down the value of its investment in non-marketable securities for a loss of $904,000.

         Income tax expense in 2004 increased to approximately $17.6 million as compared to approximately $11.1 million for 2003. Current taxes increased to $17.3 million or 35.9% of income before taxes as compared to 27.3% or approximately $7.2 million for 2003. This increase is attributable to higher tax brackets as the Company continues to grow and the utilization of net operating loss carryovers during 2003. The full utilization of the net operating loss carryovers during 2003 caused the deferred tax expense to go down to $268,000 in 2004 versus $3.9 million for 2003. The Company's effective tax rate was 38.5% during 2004 as compared to 42.2% during 2003. This decrease in the effective tax rate is attributable among other items to an over accrual of taxes in 2003 as it relates to the Hightower transaction with the sale of the minority interest of Point Blank.

         Income available to common stockholders was approximately $30.1 million for the year ended December 31, 2004, a 103% increase as compared to approximately $14.8 million for the year ended December 31, 2003. Diluted earnings per share increased 97% to $0.67 for 2004 as compared to $0.34 for

2003. The weighted average shares outstanding on a diluted basis for the year ended December 31, 2004 were 45,735,023 as compared to 44,196,802 for the year ended December 31, 2003.

         YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002.

         Consolidated net sales for the year ended December 31, 2003 increased 76.5% to $230.0 million as compared to $130.3 million for the prior comparable periods. The Armor Group's revenues increased 79.5% to $224.2 million for the year ended December 31, 2003, from approximately $124.8 million for the year ended December 31, 2002. This increase was attributable to a 103.3% increase to $144.1 million in sales (including approximately $152 million for InterceptorTM OTVs or 59% of the military sales) from the military as well as a 61.2% increase to $49.6 million in sales to state and local law enforcement agencies. In recognition of the increased focus on homeland security and the war on terrorism, the number of officers and agents has increased over the past two years and there has been increased funding to help equip these officers and agents, which has led to increased demand for our products. The Sports Group's revenues for the year ended December 31, 2003 increased 7.2% to approximately $5.9 million as compared to approximately $5.5 million for the year ended December 31, 2002. The increase in the Sports Group's revenues was attributable to the addition of Wal-Mart stores in Canada to its customer base, the addition of a new chain of drug stores, Long Drugs stores, and an expanded number of products in Target stores during 2003. The consolidated gross profit percentage for the year ended December 31, 2003 was 27.5% as compared to 28.9% for the year ended December 31, 2002. This decrease in the gross profit percentage reflects a change in the product mix as well as the additional costs associated with increasing and expediting the Company's sales orders to meet the accelerated demand of our customers, including overtime costs and freight and delivery charges.

         The Company's selling, general and administrative expenses as a percentage of sales improved to 16.2% of revenues for the year ended December 31, 2003 as compared to 18.3% for the year ended December 31, 2002. The Company incurred higher than normal selling, general and administrative expenses during the year ended December 31, 2003 over the prior comparable period due to $2.7 million in bonuses paid to key employees and executives to compensate them for their contribution to the success of the Company. These bonuses were approximately 1% of revenues for the year ended December 31, 2003. During the fourth quarter of 2003, the Company also retained an agent to expand its overseas opportunities, and paid a consulting fee of $634,000. Research and development expenditures increased 157% to approximately $10.8 million for the year ended December 31, 2003, as compared to $4.2 million for the prior comparable year. The primary reason for this increase is associated with the testing costs for the military, which increased with the significant volume increase from the military, and the addition of two new programs for testing verification of incoming raw materials and the development of new law enforcement techniques for a more in depth analysis of performance. Selling, general and administrative expenses during the year ended December 31, 2002 included certain non-recurring expenses, including sharply increased legal fees pertaining to the Company's successful defense of a patent infringement suit, legal and professional fees associated with the union organizing campaign relating to the Company's Point Blank Body Armor subsidiary, and $646,000 in non- cash compensation charges for the issuance of stock warrants to an outside consultant. Operating income increased 88.4% to approximately $26.0 million during the year ended December 31, 2003 as compared to approximately $13.8 million in the prior comparable period, driven primarily by increased sales volume along with the decrease in the percentage of selling, general and administrative expenses. Operating margins increased to 11.4% in 2003 from 11% in 2002.

         Interest expense for the year ended December 31, 2003 was approximately $1.3 million, an 18.8% decrease from approximately $1.6 million for the prior comparable period. This decrease was due primarily to lower interest rates under the Company's revolving credit facility and the repayment of the shareholder loan. Included in other expenses is a $904,000 non-cash write-off of the Company's long-term investment in non-marketable securities of a private company to its net realizable value. Also included in other income was the gain on the sale of approximately a 1% interest in the Company's Point Blank subsidiary. In December 2003, as part of this transaction, the Company received inventory as consideration for the sale of Point Blank stock, with an approximate fair value of $1.65 million. The shares of Point Blank stock had a book value of $200,000, realizing a gain of $1.45 million in December 2003. In 2003, the Company settled its lawsuit with its insurance agent and insurance carrier, for losses incurred from Hurricane Irene in 1999, for which the Company received net of legal fees, approximately $1,009,000 during the year ended December 31, 2003, which is included in Other Income.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company expects that its primary capital requirements over the next twelve months will be to assist its subsidiaries in financing their working capital requirements. The Company's operating subsidiaries sell the majority of their products on 30 to 90-day terms. Working capital is needed to finance the receivables, manufacturing process and inventory. Working capital at December
31, 2004 was approximately $107.1 million as compared to working capital of approximately $66.8 million at December 31, 2003. The accounts receivable days outstanding increased to 58 days at December 31, 2004 as compared to 54 days at December 31, 2003 as a result of higher receivables from state and local law enforcement which typically pay a little slower. Although the working capital of the Company increased during 2004, the cash used from operations increased to approximately $10 million compared to cash provided from operations of approximately $2.6 million during 2003. The main cause of the negative operating cash flow is the substantial growth the Company has been experiencing. The underlying drivers of operating cash flows are the inflows and outflows of funds.

         Inflows are principally cash collections from customers. As a result of the Company's continued and rapid growth, the Company has been experiencing increases in its accounts receivable, thus causing cash inflows from operations to lag behind net sales. Cash collections from customers approximated $325 million and $207 million for the years ended December 31, 2004 and 2003, respectively, compared to net sales of approximately $340 million and $230 million respectively, for the comparable years. The outflows are principally manufacturing costs plus the buildup of the inventory to accommodate future growth. Therefore, the Company's cash outflows related to manufacturing cost plus increasing inventory values outpaced the cost of goods sold. Cash outflows for manufacturing costs plus inventory buildup approximated $305 million and $165 million for the years ended December 31, 2004 and 2003, respectively, compared to cost of goods sold of approximately $245 million and $167 million, respectively, for comparable years.

         On March 15, 2005, the Company amended its bank credit agreement (the "Credit Agreement"), which increased the total borrowing limits from $45 million to $55 million at that time. Pursuant to the Credit Agreement, the Company may borrow, on a revolving basis, up to $37.5 million on 85% of eligible accounts receivable (the "Credit Facility"), and the Company borrowed a term loan in the principal amount of $18 million (repaying the $12.5 million dollar term loan), amortizing at the rate of $2 million per quarter commencing July 2005. This amended Credit Agreement will expire on October 1, 2007. On March 15, 2004, the Company again amended the Credit Agreement, to increase the revolving credit borrowing limit to $45.5 million and the Company borrowed a term loan in the principal amount of 12.5 million amortizing at the rate of $1 million per quarter commencing July 1, 2004. Borrowings under the Credit Agreement bear interest, at the Company's option, at the bank's prime rate (5.25% at December 31, 2004) or LIBOR (2.3% at December 31, 2004) plus 1.75% per annum on the Credit Facility and at the bank's prime rate or LIBOR (2.50130% at December 31, 2004) plus 2.25% on the term loan. For 2003, the borrowings bore interest at the bank's prime rate or LIBOR plus 1.75% (3.145% at December 31, 2003). The borrowings under the Credit Agreement are collateralized by a first security interest in substantially all of the assets of the Company.

         The Credit Facility includes both affirmative and negative covenants customary for a financing of this nature. The Credit Facility among other things, requires the Company to maintain a minimum (1) tangible net worth, as defined, (2) fixed charge coverage ratio, and (3) earnings before interest, taxes, depreciation and amortization. The Credit Facility has certain restrictive covenants that limit the Company's ability to pay dividends to its common stockholders, repurchase treasury shares, and limits the total amount of capital expenditures to $2 million during any given year. The Company does not anticipate capital expenditures to reach the $2 million limit as described below. These restrictive covenants require the Company to obtain prior approval with the bank before paying common stock dividends or repurchasing treasury shares. Currently the Credit Facility has a 1% prepayment penalty through October 1, 2005. The Company believes that these restrictive covenants do not have a material impact on the Company's liquidity and capital resources.

         The Company's capital expenditures in 2004 increased approximately $1.06 million to approximately $1.8 million as compared to approximately $741,000 during 2003. This increase is attributable to the additional machinery, equipment, furniture and fixtures and leasehold improvements with the new warehouse and administrative facility in Florida for the Company's Point Blank subsidiary and a new location for the Company's corporate headquarters. During 2005, the Company currently anticipates spending approximately $300,000 in capital expenditures to construct a new state of the art ballistic testing range in its Point Blank's Pompano Beach facility in addition to our normal capital expenditures of approximately $800,000 for total anticipated capital expenditures of approximately $1.1 million.

         The Company believes that its existing credit line, together with funds generated from operations, will be adequate to sustain its operations (including projected capital expenditures) through 2005. Historically, the Company has been successful in obtaining increases in its revolving credit facility, as required in order to finance the increased working capital needs brought on by the rapid and substantial expansion of the Company's business. However, there can be no assurance that the Company will be able to obtain further such increases if needed, and the Company may be required to explore other potential sources of financing (including the issuance of equity securities and, subject to the consent of the Company's lender, other debt financing) if the Company continues to experience escalating demand for its products.


OFF-BALANCE SHEET ARRANGEMENTS

         As  of   December   31,   2004,   we  did  not  have  any   significant
off-balance-sheet   arrangements,  as  defined  in  Item  303(a)(4)(ii)  of  SEC
Regulation S-K.


CASH CONTRACTUAL OBLIGATIONS


The following table presents the Company's estimated cash requirements for contractual obligations outstanding as of December 31, 2004:



                                                                  Payments Due by Period
                                                                     ($ In thousands)
                                           Less
                                           than             1-3             4-5           After
 Contractual Obligations                  1 year           years           years         5 years          Total

 Long-Term Debt                          $ 4,000          $32,134           $--            $ --          $36,134

 Employment Contracts                        363                             --              --              363

 Operating Leases                          1,983            5,840          6,058             --           13,881
                                         -------          -------         ------           ----          -------

 Total Contractual Cash
      Obligations                        $ 6,346          $37,974         $6,058           $ --          $50,378
                                         =======          =======         ======           ====          =======


         CRITICAL ACCOUNTING POLICIES

         The Company's management believes that its critical accounting policies include:

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

         INVENTORIES-- Inventories are stated at the lower of cost (determined on the first-in, first-out basis) or market.

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

         Judgments and estimates underlying the Company's accounting policies vary based on the nature of the judgment and estimate. The company uses judgments and estimates in order to determine its allowance for doubtful accounts, which relates to the Company's revenue critical accounting policy. The allowance for doubtful accounts is determined through analysis of the aging of the accounts receivable at the date of the financial statements, assessments of collectibles based on an evaluation of historic and anticipated trends, the financial condition of customers and an evaluation of the impact of economic conditions. The Company also uses judgments and estimates to determine the valuation allowances on its deferred tax assets to establish reserves for income taxes, each of which relate to the Company's income taxes critical accounting policy. The Company bases these estimates on projections of future earnings, effective tax rates and the impact of economic conditions. These judgments and estimates are based upon empirical data as applied to present facts and circumstances. Judgments and estimates are susceptible to change because the projections that they are based upon do not always turn out to be correct or unanticipated issues arise that are not considered in the Company's assumptions.


         NEW ACCOUNTING STANDARDS

         In December 2003, the Financial Accounting Standards Board issued FASB Interpretation Number 46-R "Consolidation of Variable Interest Entities." FIN 46-R, which modifies certain provisions and effective dates of FIN 46, sets forth criteria to be used in determining whether an investment is a variable interest entity should be consolidated. These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity. The Company believes that currently, it does not have any material arrangements that meet the definition of a variable interest entity, which would require consolidation.

         In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - An Amendment of ARB NO. 43, Chapter 4" (SFAS No. 151). SFAS No. 151 requires all companies to recognize a current-period for abnormal amount of idle facility expense, freight, handling costs and wasted materials. This statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for fiscal year beginning after June 15, 2005. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial statements.

         In December 2004, the FASB issued SFAS No.123(R), "Share-Based Payment" (SFAS No. 123(R)). This statement replaces SFAS No. 123 and supersedes APB 25. SFAS 123\(R) requires all stock-based compensation to be recognized as an expense in the financial statements and that such cost be measured according to the fair value of stock options. SFAS 123 (R) will be effective for quarterly periods beginning after June 15, 2005. While the Company currently provides the pro forma disclosures required by SFAS No. 148 on a quarterly basis (see Note 1
(k) - Stock Based Compensation"), it is currently evaluating the impact this statement will have on its consolidated financial statements.

         In  December  2004,  the  FASB  issued  SFAS  No.  153,  "Exchanges  on
Nonmonetary Assets - An Amendment of APB Option No. 29, Accounting for Nonmonetary Transactions" (SFAS 153) SFAS eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Option No. 29, "Accounting for Nonmentary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial statements.


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-K contains forward-looking statements regarding future events and our future results that are based on our current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions that speak as of the date hereof and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed below, elsewhere in this Form 10-K and in other reports that we have filed with the Securities and Exchange Commission. You are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. We undertake no obligation to revise or update publicly any forward-looking statements to reflect any change in the expectations of our management with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

RISK FACTORS

          Our business, operations and financial condition are subject to various risks. Several material risks are described below, and you should take these risks and others set forth in this Annual Report on Form 10-K and in other reports and materials that we file with the Securities and Exchange Commission into account in evaluating us or any investment decision involving us. This section does not describe all risks applicable to us, our industry or our business, and it is intended only as a summary of certain material risk factors.

         OUR BUSINESS IS MATERIALLY DEPENDENT UPON RAW MATERIALS THAT HAVE BEEN SUBJECT TO SHORTAGES OVER THE PAST TWO YEARS.

         A substantial majority of our revenues and net income is dependent upon the sale of the ballistic-resistant products of our Armor Group. The raw materials used by our Armor Group in the manufacturing of our ballistic-resistant products include Kevlar(TM), Twaron(TM) Spectra(TM) and Zylon(TM) and our primary shield products include GoldFlex(TM), Dyneema(TM) and Spectra Flex(TM). Substantially all of the raw materials used in the manufacturing of our ballistic-resistant products consist of fabrics which are patented by major corporations which are purchased from four independent weaving or manufacturing companies. Accordingly, we have limited sources of such required raw materials for our ballistic-resistant products. During 2002 and 2003, shortages of such required raw materials limited the quantity of products of our Armor Group that we could produce, and demand for such products exceeded that amount. Although we were able to partially mitigate the impact of these raw materials shortages by using a variety of ballistic fibers, instead of one type of fiber, the impact of the shortages was not completely eliminated because there are also limits on the availability of ballistic fiber blends. In response to these shortages, we have adopted a policy of purchasing such materials based on their availability rather than our immediate need for such materials. This policy is designed to mitigate the effects of any future shortages; however, it will also increase our inventory carrying costs. Further, notwithstanding our efforts to increase our inventory of required raw materials, if any of these manufacturers cease to produce these products or shortages persist or worsen, we may be required to use other fabrics in our ballistic-resistant products. In such event, we have no assurance that we would be able to identify alternate fabrics with comparable performance. We expect any material future shortages of required raw materials to have a material adverse effect on our business, financial condition and results of operations.

         THE PRODUCTS WE SELL ARE INHERENTLY RISKY AND COULD GIVE RISE TO PRODUCT LIABILITY AND OTHER CLAIMS FOR WHICH WE MAY NOT BE ABLE TO OBTAIN ADEQUATE INSURANCE.

         The products that we manufacture are typically used in applications and situations that involve high levels of risk of personal injury. Failure to use our products for their intended purposes, failure to use them properly, their malfunction, or, in some limited circumstances, even correct use of our products, could result in serious bodily injury or death. We cannot assure you that our insurance coverage would be sufficient to cover the payment of any potential claim. In addition, we cannot assure you that our current insurance or any other insurance coverage will continue to be available or, if available, that we will be able to obtain it at a reasonable cost. Our cost of obtaining insurance coverage has risen substantially since the terrorist attacks of September 11, 2001. Any material uninsured loss could have a material adverse effect on our business, financial condition and results of operations.

         A SUBSTANTIAL PORTION OF OUR REVENUE IS DEPENDENT ON OUR U.S MILITARY BUSINESS AND A LOSS OR DECREASE IN SUCH BUSINESS WOULD HAVE A MATERIAL ADVERSE EFFECT ON US.

         Our U.S. military contracts account for a significant portion of our revenue. The U.S. military funds these contracts in annual increments. These contracts require subsequent authorization and appropriation that may not occur or that may be greater than or less than the total amount of the contract.

Changes in the U.S. military budget, spending allocations and the timing of such spending could adversely affect our ability to receive future contracts. None of our contracts with the U.S. military has a minimum purchase commitment, and the U.S. military generally has the right to cancel its contracts unilaterally without prior notice. The loss of, or a significant reduction in, U.S. military business for ballistic-resistant products could have a material adverse effect on our business, financial condition, results of operations and liquidity.


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

         As a contractor to the U.S. government, we must comply with laws and regulations relating to the formation, administration and performance of the federal government contracts that affect how we do business with our clients and may impose added costs on our business. These rules generally favor the U.S. government's contractual position. For example, these regulations and laws include provisions that subject contracts we have been awarded to protest or challenge by unsuccessful bidders and unilateral termination, reduction or modification by the U.S. government. The accuracy and appropriateness of certain costs and expenses used to substantiate our direct and indirect costs for the U.S. government under our contracts are subject to extensive regulation and audit by the Defense Contract Audit Agency, an arm of the U.S. Department of Defense. Responding to governmental audits, inquiries or investigations may involve significant expense and divert management's attention. Our failure to comply with these or other laws and regulations could result in contract termination, suspension or debarment from contracting with the federal government, civil fines and damages and criminal prosecution and penalties, any of which could have a material adverse effect on our business, financial condition and results of operations.

         OUR STOCK PRICE IS VOLATILE.

         The market price and trading volume of our common stock has been subject to significant volatility and this trend may continue. The general economic, political and stock market conditions that may affect the market prices of our common stock are beyond our control. The market price of our common stock at any particular time may not remain the market price in the future. The value of our common stock may decline regardless of our operating performance or prospects. Factors affecting our market price include (but are not limited to) variations in our operating results, and whether we have achieved our key business targets, the limited number of shares of our common stock available for purchase or sale in the public markets, sales or purchases of large blocks of our stock, changes in, or our failure to meet, our earnings estimates, changes in securities analysts' buy/sell recommendations, differences between our reported results and those expected by investors and securities analysts and announcements of new contracts by us or our competitors. In the past, securities class action litigation has been instituted against companies following periods of volatility in the market price of their securities. Any such litigation, if instituted against us, could result in substantial costs and a diversion of management's attention and resources.

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

         INCREASES IN THE PRICES PAID FOR RAW MATERIALS MAY ADVERSELY EFFECT OUR PROFIT MARGINS.

         In the event we experience significant increases in the prices paid for our raw materials, we may be unable to completely pass through, either in whole or in part, such increases in the cost of raw materials to our customers. In the event we are so unable to pass through all or a portion of such price increases to our customers, our profit margin on such products may be reduced.

ITEM 7A.  QUANTITATIVE AND QUALTITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not issue or invest in financial instruments or their derivatives for trading or speculative purposes. The Company's market risk is limited to fluctuations in interest rates as it pertains to its borrowings under its $45 million credit facility. The Company can borrow at either the prime rate of interest or LIBOR plus 1.75%. Any increase in these reference rates could adversely affect the Company's interest expense. The change in the interest rate for 2004 was immaterial. The extent of market rate risk associated with fluctuations in interest rates is not quantifiable or predictable because of the volatility of future interest rates and business financing requirements. However, given the small percentage change in the past, the Company does not expect any changes in the interest rate to have a material effect on its operating results. International transactions are predominately denominated in U.S. dollars, mitigating any market risk resulting from foreign currency exchange fluctuations. The Company does not have any material sales, purchases, assets or liabilities denominated in currencies other than the U.S. Dollar, and as such, is not subject to material foreign currency exchange rate risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SEE INDEX TO CONSOLIDATED FINANCIAL STATEMENTS APPEARING IN THE CONSOLIDATED FINANCIAL STATEMENTS ANNEXED HERETO.

SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED, IN THOUSANDS EXCEPT FOR PER SHARE DATA)


                                                            FIRST            SECOND           THIRD            FOURTH
                                                          QUARTER           QUARTER         QUARTER           QUARTER
                                                      -----------       -----------     -----------       -----------

FISCAL 2004
Net sales                                             $    74,403       $    86,066     $    89,410       $    90,196
Cost of goods sold                                         53,638            62,186          64,537            65,579
                                                      -----------       -----------     -----------       -----------
Gross profit                                               20,765            23,880          24,873            24,617
Selling, general and admin expense                          9,872            10,890          11,591            12,211
                                                      -----------       -----------     -----------       -----------
Operating income                                           10,893            12,990          13,282            12,406
Other income (expense), net                                  (289)             (355)           (348)             (347)
                                                      -----------       -----------     -----------       -----------
Income before income taxes                                 10,604            12,635          12,934            12,059
Income taxes                                                4,186             4,936           4,728             3,723
                                                      -----------       -----------     -----------       -----------
Income before minority interest                             6,418             7,699           8,206             8,336
Minority interest                                             (59)              (39)            (58)              (68)
                                                      -----------       -----------     -----------       -----------
Net income                                                  6,359             7,660           8,148             8,268
Dividend - preferred stock                                    (90)              (90)            (90)              (90)
                                                      -----------       -----------     -----------       -----------
Income available to common stockholders               $     6,269       $     7,570     $     8,058       $     8,178
                                                      ===========       ===========     ===========       ===========
Earnings per share
Basic shares                                          $      0.15       $      0.19     $      0.20       $      0.19
                                                      ===========       ===========     ===========       ===========
Diluted shares                                        $      0.14       $      0.17     $      0.18       $      0.18
                                                      ===========       ===========     ===========       ===========

Weighted average shares outstanding
Basic shares                                           40,743,784        40,808,345      40,891,896        42,410,791
                                                      ===========       ===========     ===========       ===========

Diluted shares                                         45,142,033        45,739,277      45,962,109        46,082,240
                                                      ===========       ===========     ===========       ===========

                                                            FIRST            SECOND           THIRD            FOURTH
FISCAL 2003                                               QUARTER           QUARTER         QUARTER           QUARTER
                                                      -----------       -----------     -----------       -----------

Net sales                                             $    46,153       $    56,525     $    54,417       $    72,916
Cost of goods sold                                         33,185            41,001          39,599            52,885
                                                      -----------       -----------     -----------       -----------
Gross profit                                               12,968            15,524          14,818            20,031
Selling, general and admin expense                          5,793             7,773           9,055            14,704
                                                      -----------       -----------     -----------       -----------
Operating income                                            7,175             7,751           5,763             5,327
Other income (expense), net                                   423              (331)           (282)              451
                                                      -----------       -----------     -----------       -----------
Income before income taxes                                  7,598             7,420           5,481             5,778
Income taxes                                                2,579             3,369           2,231             2,919
                                                      -----------       -----------     -----------       -----------
Income before minority interest                             5,019             4,051           3,250             2,859
Minority interest                                              --                --              --                (7)
                                                      -----------       -----------     -----------       -----------
Net income                                                  5,019             4,051           3,250             2,852
Dividend - preferred stock                                    (90)              (90)            (90)              (90)
                                                      -----------       -----------     -----------       -----------
Income available to common stockholders               $     4,929       $     3,961     $     3,160       $     2,762
                                                      ===========       ===========     ===========       ===========
Earnings per share
Basic                                                 $      0.12       $      0.10     $      0.08       $      0.07
                                                      ===========       ===========     ===========       ===========
Diluted                                               $      0.12       $      0.09     $      0.07       $      0.06
                                                      ===========       ===========     ===========       ===========

Weighted average shares outstanding
Basic shares                                           40,413,746        40,458,867      40,594,746        40,687,774
                                                      ===========       ===========     ===========       ===========

Diluted shares                                         42,785,488        44,235,879      44,510,790        45,049,051
                                                      ===========       ===========     ===========       ===========




FISCAL 2002*(RESTATED)                                  Restated*         Restated*       Restated*         Restated*
                                                      -----------       -----------     -----------       -----------
                                                            First            Second           Third            Fourth
                                                          Quarter           Quarter         Quarter           Quarter

Net sales                                             $    33,639       $    34,014     $    30,146       $    32,548
Cost of goods sold                                         24,184            23,977          21,005            23,455
                                                      -----------       -----------     -----------       -----------

Gross profit                                                9,454            10,037           9,141             9,093
Selling, general and admin expense                          4,268             5,283           7,605             6,747
                                                      -----------       -----------     -----------       -----------

Operating income                                            5,187             4,754           1,536             2,346
Other income (expense), net                                  (441)             (452)           (503)             (119)
                                                      -----------       -----------     -----------       -----------

Income before income taxes                                  4,746             4,302           1,033             2,227
Income taxes                                                   27                61              81            (3,841)
                                                      -----------       -----------     -----------       -----------

Net income                                                  4,719             4,241             952             6,068
                                                      ===========       ===========     ===========       ===========

Dividend - preferred stock                                     --                --              --              (345)
                                                      -----------       -----------     -----------       -----------

Income available to common stockholders               $     4,719       $     4,241     $       952       $     5,723
                                                      ===========       ===========     ===========       ===========

Earnings per share
Basic                                                 $      0.14       $      0.11     $      0.03       $      0.14
                                                      ===========       ===========     ===========       ===========
Diluted                                               $      0.11       $      0.10     $      0.03       $      0.13
                                                      ===========       ===========     ===========       ===========

Weighted average shares outstanding
Basic shares                                           31,486,391        36,789,796      40,413,746        40,413,746
                                                      ===========       ===========     ===========       ===========
Diluted shares                                         41,722,903        41,024,916      43,827,580        42,641,615
                                                      ===========       ===========     ===========       ===========




* - During the fourth quarter of 2002, the Company recorded certain adjustments as described in Note 15 to the Company's consolidated financial statements contained in Form 10-K filed with the SEC on July 24, 2003. The effect of these adjustments on the condensed consolidated statements of operations for the first quarter of 2002 was a decrease in net income and no change in basic and diluted earnings per share. For the second and third quarters of 2002 there would have been a decrease in net income, basic earnings per share, and diluted earnings per share for each quarter. The Company has restated the three and nine months ended September 30, 2002, to show the effect of the adjustments on the condensed consolidated statements of operations. The first adjustment was an additional accrual to straight-line rent expense in accordance with SFAS No. 13 "Accounting for Leases," which increases the selling, general and administrative expenses by $39 for each of the first three quarters of 2002 for a total of $117 for the nine months ended September 30, 2002. In addition to straight-lining rent expense, the Company recorded in the fourth quarter of 2002 a $646 expense for the issuance of stock warrants to an unaffiliated outside consultant, of which $146 and $284 was applicable to the second and third quarters of 2002, respectively. These adjustments increased selling, general and administrative expenses for the first quarter, second quarter and third quarter of 2002 and decreased the selling, general and administrative expenses for the fourth quarter of 2002.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         In August 2003, Grant Thornton resigned as our independent accountants. Grant Thornton audited our financial statements for the fiscal year ended December 31, 2002, which were included in our Form 10-K/A for the fiscal year ended December 31, 2002 and our Form 10-K/A for the fiscal year ended December 31, 2003. Grant Thornton has not withdrawn its opinion, however, in consultation with Grant Thornton, we have decided to have our financial statements for the fiscal year ended December 31, 2002 that are included in this Form 10-K audited by Rachlin, Cohen & Holtz LLP.

ITEM 9A. CONTROLS AND PROCEDURES

         Attached as exhibits to this Form 10-K are certifications of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the Exchange Act). This "Controls and Procedures" section includes information concerning the controls and controls evaluation referred to in the certifications.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. The disclosure controls and procedures evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures are also designed to ensure that such information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of disclosure controls and procedures includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report which is set forth below.

         The evaluation of our disclosure controls and procedures included a review of the controls' objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Form 10-K. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the disclosure controls and procedures can be reported in our periodic reports on Form 10-Q and Form 10-K. The overall goals of our evaluation activities are to monitor our disclosure controls and procedures, and to modify them as necessary. Our intent is to maintain our disclosure controls and procedures as dynamic systems that change as conditions warrant.

         Based upon the controls evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Form 10-K, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         In accordance with SEC Release No. 34-50754, "Order Under Section 36 of the Securities Exchange Act of 1934 Granting an Exemption from Specified Provisions of Exchange Act Rules 13a-1 and 15d-1" (November 30, 2004), we are claiming the exemption from the requirement to include in this annual report the management's report on internal control over financial reporting required by
Item 308(a) of Regulation S-K and the related attestation report of our independent registered public accounting firm required by Item 308(b) of Regulation S-K. Accordingly, these items are omitted from this annual report. As of the filing of this annual report, we have not identified any material weakness in our internal control over financial reporting as of December 31, 2004, and Weiser LLP, our independent registered public accounting firm, has not communicated to us that it has identified any such material weakness.

         Pursuant to the terms of the Order, we intend to file our management's report on internal control over financial reporting and the related attestation report of our independent registered public accounting firm in an amendment to this annual report not later than 45 days after the deadline for the filing of this annual report.

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

         Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.
Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

IMPROVEMENTS IN INTERNAL CONTROLS

         Under the supervision and with the participation of our CEO and CFO, our management has evaluated changes in our internal controls over financial reporting that occurred during our last fiscal quarter. Based on that evaluation, our CEO and CFO did not identify any change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

         On a cumulative basis from 1997 through 2003, unreimbursed costs relating to the Florida residence, the New York home office and the private airplane, and unpaid salary under his employment contracts, totaled approximately $2,769,000 (consisting of approximately $1,228,000 in respect of the Florida residence, $90,000 in respect of the New York home office, $953,000 in respect of the private airplane, and $498,000 in respect of unpaid salary). In this same period utilizing the same calculation methodology described above, a total of approximately $2,000,000 was charged by Mr. Brooks to Company credit cards for personal expenses and other expenses that could not be clearly characterized as business expenses. The Company also paid by check or cash relatively small amounts for other non-business expenses of Mr. Brooks and his affiliates. In each of such years and for the 1997 to 2003 period as a whole, netting these totals against one another yields a net balance due to Mr. Brooks and his affiliate. Mr. Brooks and his affiliate have waived all rights to reimbursement in respect of all unreimbursed amounts. In addition, Mr. Brooks has waived any claim for accrued or unpaid amounts that could still be due to him under the 1997 Resolution.

         As disclosed in our Form 8-K filed on August 27, 2003, Grant Thornton, our former independent accountants, informed us that they considered there to be certain deficiencies in our internal control procedures that would be deemed to be a material weakness under standards established by the American Institute of Certified Public Accountants. Grant Thornton made this determination in connection with the preparation of our consolidated financial statements as of and for the fiscal year ended December 31, 2002 for inclusion in our Form 10-K/A, which was filed on July 24, 2003 to amend our Form 10-K for the fiscal year ended December 31, 2002 filed on March 31, 2003. The opinion of Grant Thornton in the Form 10-K/A did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

         Grant Thornton informed us and our Audit Committee of these deficiencies in a letter delivered on August 20, 2003. These deficiencies included the failure to disclose certain related party transactions in our Form 10-K for the fiscal year ended December 31, 2002, our reliance on substantial outside assistance from outside professionals in preparing our financial statements, and understaffing in our accounting and finance department. Our Form 10-K/A filed on July 24, 2003 fully disclosed the related party transactions.

         Following receipt of the letter from Grant Thornton, the Audit Committee directed management to dedicate resources and take additional steps to strengthen its control processes and procedures to ensure that these internal control deficiencies would not result in a material misstatement in our financial statements. As of the end of March 2004, we had implemented the following additional procedures:

         o During 2003, our Chief Financial Officer explained in detail to our Chairman and Chief Executive Officer the requirements with respect to disclosure of related party transactions.

         o Our Chief Financial Officer distributed a questionnaire to each of our officers and directors specific to related party transactions and our Chief Financial Officer has pursued and will continue to pursue rigorous follow-up with our directors and executive officers regarding their responses to annual questionnaires used in preparing our Form 10-K and proxy materials.

         o Our Chief Financial Officer has developed a financial statement disclosure checklist to be completed by the Chief Financial Officer each time we prepare financial statements.

         o We have begun the preparation of our quarterly and annual financial statements sooner after the end of each fiscal quarter and fiscal year. We have undertaken an additional layer of internal review prior to delivering drafts to our outside professionals.

         o Our Chairman and Chief Executive Officer and Chief Financial Officer continue to reinforce with our auditors their ability to communicate with and obtain information from lower level personnel in our accounting and finance department by fostering direct contact with the accounting and financial personnel.

         o We have evaluated [and implemented] further delegation and allocation of responsibilities within our accounting and finance department to facilitate prompt availability of financial information.

         o We continue to review, confirm and clarify with our personnel their specific functions and responsibilities to promote the orderly flow and availability of financial data and information.

         We will continue to: (a) evaluate the effectiveness of its internal controls and procedures on an ongoing basis, (b) implement actions to enhance our resources and training in the area of financial reporting and disclosure responsibilities, and (c) review such actions with the Audit Committee and Weiser LLP, our independent accountants. We have discussed our corrective actions with the Audit Committee and Weiser LLP.

         The Company monitors its disclosure controls and internal controls and makes modifications as necessary; the Company's intent in this regard is that the disclosure controls and the internal controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

ITEM 9B.  OTHER INFORMATION.

         Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

         Our Directors serve for a term of one year following their election at the Annual Meeting of Stockholders, and until their successors have been elected and qualified. Our officers serve at the discretion of the Board of Directors. Set forth below is certain information regarding the Company's current Directors and executive officers:

         DAVID H. BROOKS, age 50, has served as the Chairman or Co-Chairman of the Company since its inception in 1992. Mr. Brooks has served as the Chief Executive Officer of the Company since July 2000, having previously served in that capacity prior to September 1998. Mr. Brooks also serves as Chairman of the Board, President and a Director of Brooks Industries of L.I., Inc., a privately held venture capital firm.

         DAWN M. SCHLEGEL, CPA, age 35, has been the Chief Financial Officer of the Company since September 1999. Mrs. Schlegel has also served as Treasurer and Secretary of the Company since September 1999, and was elected a Director as of July 2000. Prior thereto, Mrs. Schlegel was our Accounting Manager. Prior to joining DHB, Mrs. Schlegel was a Senior Accountant with Israeloff, Trattner & Co. CPAs, P.C., a certified public accounting firm, for more than five years where she managed audits of middle market companies and her duties included auditing, compilation and review of financial statements, taxes, and general accounting. Mrs. Schlegel is a licensed Certified Public Accountant in the State of New York.

         JEROME KRANTZ, age 49, has been a director since July 2000. Mr. Krantz has been the owner of and employed with Krantz Financial Group for over five years, and has over 25 years of experience in the insurance and financial industry. Mr. Krantz is a chartered life underwriter, a chartered financial consultant, and a registered investment advisor. Mr. Krantz currently serves as Chairman of the Audit and Compensation Committees of the Board of Directors.

         GARY NADELMAN, age 52, has been a director since July 2001. Since 2003, Mr. Nadelman has been President of Ninety Holding, a subsidiary of Central Park West, a privately held clothing manufacturer. From 2002 to 2003, Mr. Nadelman was a partner in a privately held clothing manufacturer, Garrick Sales. Immediately prior thereto, he was the President of Synari, Inc., a manufacturer of women's sportswear and other apparel, for more than five years. Mr. Nadelman has over twenty years of experience in the apparel industry. Mr. Nadelman serves on the Audit and Compensation Committees of the Board of Directors.

         CARY CHASIN, age 57, has been a Director of the Company since October 2002. Mr. Chasin has been an advertising executive at Star Community Publishing Group (formerly known as DSA Community Publishing) for three years. Immediately prior thereto, he owned and operated an apparel retail store, Pants Palace. He was an employee of the Company from November 1999 through April 2000, working on special projects including the closing of the hard armor division. He has over 30 years' experience in owning and operating apparel retail, manufacturing and importing businesses. Mr. Chasin serves on the Audit and Compensation Committees of the Board of Directors.

         BARRY BERKMAN, age 64, has been a Director since February 2003. Mr. Berkman has been a partner with Berkman Bottger & Rodd, a New York law firm, since 1994, and he is a member of the American Bar Association

         GENERAL LARRY ELLIS, USA RETIRED, age 58, has been a Director since December 2004. Retired General Larry Ellis completed his military career as Commanding General, United Sates Army Forces command from November 2001 until he retired on July 1, 2004. For more than thirty-five years, General Ellis has served in a succession of command and staff positions worldwide within the U.S. Military.

         SANDRA L. HATFIELD, age 51, has been Chief Operating Officer of the Company since December 2000. From October 1996 until December 2000, she served as President of Point Blank. For more than five years before that, she was the Vice President of Production at PACA.

         The Board of Directors has determined that all members of the Board of Directors (other than Mr. Brooks and Mrs. Schlegel) are "independent" under
Section 121 (A) of the listing Standards of the American Stock Exchange.

                             AUDIT COMMITTEE REPORT

         We have a separately-designated standing audit committee established in accordance with section 3 (a)(58)(A) of the Exchange Act that is comprised of three directors, Jerome Krantz, Gary Nadelman, and Cary Chasin, who are not DHB officers or employees. The Board of Directors has determined that each member of the Audit Committee qualifies for service on the Audit Committee under Section 121(B)(2) of the listing standards of the American Stock Exchange. The Board of Directors has determined that we have at least one "audit committee financial expert" within the meaning of Item 401(h)(2) of SEC Regulation S-K serving on our Audit Committee and that Mr. Krantz is an audit committee financial expert.

         At the time of his appointment to the Audit Committee, Mr. Chasin was not considered to be "independent" because he had been employed by us within the preceding three years; however, due to Mr. Chasin's familiarity with many then-current matters of our business, the Board of Directors determined that it was in our best interests and the best interests of our stockholders that Mr. Chasin serve on the Audit Committee, and we obtained a waiver of the independence requirement with respect to Mr. Chasin from the American Stock Exchange, conditional upon the preceding disclosure.

         SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of Common Stock and other equity securities of the Company. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the year ended December 31, 2004, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater-than-10% beneficial owners were complied with

         CODE OF ETHICS. Our Board of Directors has adopted a code of ethics for our chief executive officer, chief financial officer, controllers and other financial officers. Our Code of Ethics is filed as an exhibit to this report. Our Code of Ethics is intended to be a codification of the business and ethical principles which guide us and constitutes, written standards that are reasonably designed to deter wrongdoing and to promote: honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications that we make; compliance with applicable governmental laws, rules and regulations; prompt internal reporting of violations of the Code of Ethics to an appropriate person or persons identified in the Code of Ethics; and accountability for adherence to the Code of Ethics.

ITEM 11.  EXECUTIVE COMPENSATION

         SUMMARY COMPENSATION TABLE. The following table sets forth certain summary information regarding the compensation of the executive officers whose total salary and bonus for any of the years ended December 31, 2004, 2003 or 2002 exceeded $100,000:



                                                                                    LONG TERM COMPENSATION
                                            ANNUAL COMPENSATION            AWARDS                      PAYOUTS
   Name and Principal       Year        Salary($)         Other          Restricted     Securities      LTIP          All Other
        Position                                         Annual             Stock       Underlying     Payouts      Compensation
                                                     Compensation(1)    Award(s) ($)     Options/        ($)             ($)
                                                                                         SARs(#)

David H. Brooks,            2004         $675,000      $87,500(1)            0            50,000          0          $2,000,000
Chairman and Chief          2003          625,000      156,250               0            50,000          0           1,000,000
Executive Officer           2002          575,000       68,750               0            25,000          0                   0

Sandra L. Hatfield,         2004         $225,385            0(2)            0                 0          0          $  750,000
Chief Operating Officer     2003          163,068            0               0                 0          0             695,000
                            2002          163,068            0               0            25,000          0                   0

Dawn M. Schlegel, Chief     2004         $200,000            0(2)            0            50,000          0          $  500,000
Financial Officer           2003         $140,625            0               0            50,000          0             100,000
                            2002          140,625            0               0            25,000          0                   0


1. While Mr. Brooks' employment agreement provides for an annual salary of $500,000 through July 2001, with annual increases of $50,000, Mr. Brooks received additional salary to compensate him for foregone vacation time provided for in such agreement.




2. Although certain officers receive certain benefits, such as auto allowances and expense allowances, the value of such perquisites did not in any year exceed the lesser of $50,000 or 10% of the respective officer's salary and bonus.



         EMPLOYMENT AGREEMENTS. In July 2000, Mr. Brooks and DHB entered into a five-year employment agreement. Pursuant to the agreement, Mr. Brooks received an annual salary of $500,000 through July 2001, with annual increases of $50,000 thereafter. The agreement also awards Mr. Brooks 750,000 common stock warrants each year that are exercisable at $1.00 per share and which expire July 1, 2010. Because DHB owns companies in New York, Florida, Belgium and Tennessee and Mr. Brooks is expected to spend considerable time in all locations, the agreement requires DHB to pay the expenses associated with Mr. Brooks' Florida residence and a car and driver in all locations. Because Mr. Brooks is expected to utilize his residences to conduct business for DHB, DHB is required to pay certain expenses of Mr. Brooks' residences including without limitation telephone, information services, delivery services and certain entertainment expenses. In 2004, the Compensation Committee formalized the provisions of the agreement pertaining to Mr. Brooks' Florida residence, by providing for the monthly payment to an affiliated company of Mr. Brooks, which owns the residence, of an amount equivalent to the market rental rate for comparable properties less any direct expenses of such residence paid by DHB. This contract is subject to renewal by Mr. Brooks for an additional term of five years on the same terms and conditions.

         DIRECTOR COMPENSATION. In March 2004, the six members of the Company's Board of Directors were each awarded 50,000 common stock warrants exercisable at $5.88 per share for five years. These warrants give the holder the option to exercise the warrants for either a cash payment or provide for a cashless exercise based upon the prior five day market price. During 2004, David H. Brooks, Sandra L. Hatfield, and Dawn M. Schlegel exercised 3,669,757, 269,545 and 177,006 warrants, respectively pursuant to cashless exercises. The other members of the Board of Directors exercised a total of 234,917 warrants during 2004.

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

         The  following  table  summarizes   option/warrant   grants  (excluding
director grants) and the named officers' stock option activity during 2004.




                             Number of
                             Securities        % of Total                                       Potential Gain at assumed
                             underlying       Options/SARs                                        Annual Rates of Stock
                             options /         granted to        Exercise or                     Price Appreciation for
                               SARs2          employees in        Base Price      Expiration         Option Term 1:
          Name                Granted          Fiscal Year        ($/Share)          Date              5%               10%
          ----               ----------       ------------       -----------      ----------        --------        ----------

David H. Brooks                50,000              4%               $5.88          01/15/08         $863,162        $1,099,823

Sandra L. Hatfield                 --             --                   --              --                 --               --

Dawn M. Schlegel               50,000              4%               $5.88          01/15/08         $ 69,319           $78,101


1. These amounts assume hypothetical appreciation rates of 5% and 10% over the term of the option, as required by the SEC, and are not intended to forecast the appreciation of the stock price. No gain to the named officers will occur unless the price of DHB's common shares exceeds the options' exercise price.

2.       The Company has no SARs.



                        AGGREGATED WARRANT/OPTION VALUES

         The following table sets forth information regarding the number and value of unexercised warrants/options held at December 31, 2004 by the executive officers listed in the Summary Compensation Table above. This table does not include warrants provided to Mr. Brooks in capacities other than as a director or officer of the Company.


                                                     Number of Securities
                                                     Underlying Unexercised       Value of Unexercised In-the Money
                     Shares         Value            Options/SAR at FY-End             Options / SAR at FY-End
                     Acuired        Realized      -----------------------------     -----------------------------
       Name          On Exercise    ($)           Exercisable     Unexercisable     Exercisable     Unexercisable
       ----          -----------    --------      -----------     -------------     -----------     -------------


David H. Brooks      3,669,757      $69,930,000   50,000               -0-         $658,000               -0-
Sandra L. Hatfield     269,545      $ 3,532,000   25,000           100,000           59,650         1,704,000
Dawn M. Schlegel       177,006      $ 2,932,000   50,000               -0-          658,000               -0-



         During 2004, David H. Brooks exercised 3,669,757 warrants, Sandra L. Hatfield exercised 269,545 warrants, and Dawn M. Schlegel exercised 177,006 warrants. In 2003, none of such executive officers exercised any options or warrants to purchase stock of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth the beneficial ownership of the Company's common stock as of March 1, 2005, for (i) each person known by the Company to beneficially own more than five percent of the shares of outstanding Common Stock, (ii) each of the executive officers listed in the Summary Compensation Table in "Executive Compensation", and (iii) all of the Company's executive officers and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and the persons named as the owners hold investment and voting power.


                                            Number of Shares           Percent Owned(1)
                        Name                Beneficially Owned(2)      * - Less than one (1%)
                        ----                ------------------         ----------------------

David H. Brooks(3)                              6,963,171(3)                    15%
Jerome Krantz                                      64,300(4)                     *
Sandra L. Hatfield                                125,000(5)                     *
Dawn M. Schlegel                                   78,003(6)                     *
Gary Nadelman                                     122,125(7)                     *
Cary Chasin                                        50,000(8)                     *
Barry Berkman                                     182,200(9)                     *
All officers and Directors as a group
(7 people)                                     7,584,799(10)                    17%(9)





1. Based upon 45,282,536 shares outstanding as of March 1, 2005. In calculating the percentage owned by any individual officer or director, the number of currently exercisable warrants and options held by such individual have been included in the calculation of the percentage owned.
2. Includes currently exercisable options or warrants, which are those exercisable within 60 days after the date of this Form 10-K.
3. Consists of 2,587,133 common shares owned by a corporation, of which Mr. Brooks is President, 768,746 common shares owned by a trust, of which, Mr. Brooks is the trustee, 500,000 shares issuable upon conversion of Series A, 12% Convertible Preferred Stock owned by Mr. Brooks, 3,057,292 shares owned by a corporation, of which his wife is President, and 50,000 shares acquirable under currently exercisable warrants at a price of 5.88 per share; issued in 2004. As the only person with more than 5% ownership of the Company, Mr. Brooks' address is 400 Post Avenue, Westbury, New York 11590.
4. Includes 50,000 shares, which may be acquired under currently exercisable warrants issued in 2004 at a price of $5.88 per share.
5. Includes 125,000 shares, which may be acquired under currently exercisable warrants at prices between $2.00 and $7.11 per share.
6. Includes 50,000 shares, which may be acquired under currently exercisable warrants issued in 2004 at a price of $5.88 per share.
7. Includes 50,000 shares, which may be acquired under currently exercisable warrants issued in 2004 at a price of $5.88 per share.
8. Includes 50,000 shares, which may be acquired under currently exercisable warrants issued in 2004 at a price of $5.88 per share.
9. Includes 75,000 shares, which may be acquired under currently exercisable warrants at a prices between $4.33 and $5.88 per share, 50,000 of the warrants were issued in 2004.
10. Includes 450,000 shares purchasable pursuant to currently exercisable warrants held by directors and officers.


         Equity compensation plan information is set forth in this report under the Caption "Item 5. Market for Common Equity and Related Stockholders Matters - Equity Compensation Plan Information."

ITEM 13.  CERTAIN  RELATIONSHIPS AND RELATED TRANSACTIONS

         We have funded certain of our acquisitions and operations through the use of term loans from Mr. David H. Brooks, Chairman of the Board and principal stockholder. On January 14, 2002, Mr. Brooks exchanged $3 million of the approximately $10 million of indebtedness due him at the time, for 500,000 shares our newly authorized Series A, 12% Convertible Preferred Stock (the "Preferred Stock"). The Preferred Stock has a dividend rate of $0.72 per share per annum, or $360,000 in total, an amount equal to the interest that would have been payable on the exchanged indebtedness. Shares of the Preferred Stock are currently convertible, on a one-to-one basis, at the option of Mr. Brooks, into shares of Common Stock. The shares of Preferred Stock are not redeemable at the option of Mr Brooks under any circumstances. The shares of Preferred Stock, however, are redeemable at our option on December 15 of each year at an amount in cash equal to $6.00 per share. During 2002, we repaid $5.5 million of principal indebtedness owed to Mr. Brooks, bringing our total indebtedness to Mr. Brooks as of December 31, 2002 to $1.5 million. On May 9, 2003, we repaid the balance of $1.5 million to Mr. Brooks, eliminating the shareholder loan from our balance sheet. These shareholder loans had borne interest at 12% per annum. Interest expense included in our financial statements for the years ended December 31, 2003 and 2002 was approximately $94,000 and $540,000, respectively.

         We leased a 67,000 square foot office and manufacturing facility (the "Oakland Park Facility") located at 4031 N.E. 12th Terrace, Oakland Park, Florida 33334, for our Point Blank subsidiary and our Sports Group. Until July 2004, we leased this facility from V.A.E. Enterprises LLC ("V.A.E."), a limited liability company controlled by Terry Brooks, the wife of Mr. David H. Brooks, and beneficially owned by Mr. and Mrs. Brooks' minor children. Our management performed a comparison of market rental rates for comparable properties at the time we entered into this lease and determined that the terms of the lease were at the then current market rental rate that could then have been obtained from an unrelated third party. In July 2004, the building was sold to an unrelated third party, Cabot Industries Value Fund LP. from whom we now lease the facility under the same terms as the previous lease. Total rent expense under this lease payable to the related party was $369,000 $693,000 and $711,000 in 2004, 2003 and 2002, respectively, and the lease expires on December 31, 2010.

         Mrs. Terry Brooks, the wife of Mr. David H. Brooks, owns a company called Tactical Armor Products, Inc. or TAP. We purchase certain components of the ballistic-resistant apparel that we manufacture and sell from TAP. The majority of our purchases from TAP are hard armor overweight Small Arms Protective Inserts, or SAPIs, which can be inserted into our Interceptor and other Outer Tactical Vests. TAP is also an approved subcontractor on certain of our government contracts to perform sewing, but the cost of sewing is not a material portion of our purchases from TAP during any year. Our purchases from TAP during the years ended December 31, 2004, 2003, and 2002 totaled approximately $ 17.6 million, $29.2 million, and $8.0 million, respectively. To facilitate the delivery and integration of the products that we purchase from TAP, beginning in May 2001, we permitted TAP to manufacture certain products in a portion of our manufacturing facility in Jacksboro, Tennessee, for which TAP paid us occupancy charges of approximately $39,600 each year for the years ended December 31, 2004, 2003 and 2002. The rent paid by TAP is an estimated allocable portion of our total rent for the facility).

         Until  July 23,  2003,  Mrs.  Terry  Brooks,  the wife of Mr.  David H.
Brooks, owned a company called U.S. Manufacturing Corporation. We paid approximately $560,000 and $43,355 to U.S. Manufacturing in 2003 and 2002, respectively, for certain stitching work. This company has since been merged into TAP.

         During 2004, we sold certain raw materials (ceramic cores for the overweight SAPIs) to TAP at cost. Our sales to TAP during the year ended December 31, 2004 totaled approximately $6.6 million, $15,109 and $5,242, repectively.

         Pursuant to his 1996 employment agreement with the Company (which was superseded in 2000 by another employment agreement), Mr. Brooks was entitled to receive annual bonuses equal to 10% of the Company's net income in each year of the agreement. In 1997, Mr. Brooks permanently waived the right to all such bonuses, and the Compensation Committee of the Company's Board of Directors adopted a resolution (the "1997 Resolution") granting to Mr. Brooks the right to reimbursement for business and personal expenses in an aggregate annual amount not to exceed 10% of the Company's annual net income. Under both his 1996 employment agreement and his 2000 employment agreement (which remains in effect), the Company agreed to reimburse Mr. Brooks for all expenses associated with a Florida residence and office owned by an affiliate of Mr. Brooks, and expenses incurred in conducting business from his New York residence; and by resolution dated April 22, 2002, the Board of Directors authorized the Company to pay for all business trips related to the business use of an airplane owned by an affiliate of Mr. Brooks, at a total cost not to exceed the cost of comparable charter services. On August 12, 2004, the Compensation Committee formally repealed the 1997 Resolution, and the Audit Committee of the Company's Board of Directors adopted a resolution (the "2004 Resolution") which specifically approved payment or reimbursement for the fair rental value of the Florida residence and office, the corporate use of the New York residence (in a net amount equal to the fair rental value of the allocable portion of the New

York residence used to conduct Company business), and the Company use of the plane belonging to Mr. Brooks' affiliate at rates equivalent to comparable charter flights.

         In 2003, we did not reimburse Mr. Brooks for certain expenses relating to the Florida residence and office, the New York home office and the use of Mr. Brooks' affiliate's airplane. The unreimbursed expenses relating to the Florida residence and office were estimated (utilizing applicable depreciation schedules contained in the U.S. Master Tax Guide) to be approximately $251,000, the allocable cost of the use of the New York home office was estimated (again using applicable depreciation schedules from the U.S. Master Tax Guide) to be approximately $12,800, and the Company's use of the private airplane was valued at approximately $457,000 (based on comparable charter rates). In the year 2003, a total of approximately $322,000 of personal expenses were charged by Mr. Brooks to Company credit cards, which was more than offset by Mr. Brooks and his affiliate not receiving reimbursement from the Company of a total of approximately $721,000. Mr. Brooks and his affiliates have waived all rights to reimbursement in respect of such amounts.

         On a cumulative basis from 1997 through 2003, unreimbursed costs relating to the Florida residence, the New York home office and the private airplane, and unpaid salary under his employment contracts, totaled approximately $2,769,000 (consisting of approximately $1,228,000 in respect of the Florida residence, $90,000 in respect of the New York home office, $953,000 in respect of the private airplane, and $498,000 in respect of unpaid salary). In this same period utilizing the same calculation methodology described above, a total of approximately $2,000,000 was charged by Mr. Brooks to Company credit cards for personal expenses and other expenses that could not be clearly characterized as business expenses. The Company also paid by check or cash relatively small amounts for other non-business expenses of Mr. Brooks and his affiliates. In each of such years and for the 1997 to 2003 period as a whole, netting these totals against one another yields a net balance due to Mr. Brooks and his affiliate. Mr. Brooks and his affiliate have waived all rights to reimbursement in respect of all unreimbursed amounts. In addition, Mr. Brooks has waived any claim for accrued or unpaid amounts that could still be due to him under the 1997 Resolution.

         Pursuant to the 2004 Resolution, we paid an affiliated company owned by Mr. Brooks' children charter fees for the use of a personal jet to fly our executive officers and Board of Directors on business trips during 2004. The Company paid direct expenses associated with the 2004 airplane use for business trips to third party vendors not related to the Brooks family of approximately $696,000 for pilot pay, fuel and maintenance and reimbursed the affiliated company approximately $161,000 to bring the total cost of the airplane trips to the comparable charter rate as determined by the compensation committee. Also during 2004, the compensation committee approved the fair rental value payment of $25,000 per month for the cost of renting Mr. Brooks Florida residence, to formalize the provision in his employment contract which calls for the reimbursement of his Florida living expenses, since the majority of the our operations are in Florida and require Mr. Brooks to spend substantial time in Florida at those operations. We paid direct expenses to unrelated third parties of approximately $171,000 during 2004 and reimbursed the affiliated company, which owns the Florida residence, approximately $129,000 for 2004.

         During 2003, the son of the Company's chief operating officer, Mrs. Hatfield, provided legal services to the Company for $95,000.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES


         AUDIT FEES. The aggregate fees billed for professional services rendered by Weiser LLP ("Weiser") for the audit of the Company's financial statements ("Audit Services") during the year ended December 31, 2003 were $275,000. The aggregate fees billed by Weiser for services rendered to the Company, other than the services described above under "Audit Fees", for the fiscal year ended December 31, 2003 were approximately $163,700. These fees were principally for review of the Company's Quarterly Reports on Form 10-Q. There were no audit or non-audit services rendered by Weiser to the Company prior to September 2, 2003. Weiser had billed the Company a total of $275,000 for audit services (in respect of the 2003 fiscal year) through April 9, 2004.

         AUDIT-RELATED FEES. The Company paid to Weiser $25,000 in fees relating to the review of quarterly reports in 2003, and reimbursed Weiser $7,820 for travel expenses in conjunction with the audit of the 2003 annual financial statements.

         TAX FEES. Weiser has provided the Company with professional services for tax compliance, tax advice and tax planning, and billed the Company aggregate fees of approximately $54,900 for such professional services through September 30, 2004.

         ALL OTHER FEES. There were no other fees billed by Weiser for services rendered to the Company, other than the services described above, for the fiscal year ended December 31, 2003. There were no audit or non-audit services rendered by Weiser to the Company prior to September 2, 2003. Except for audit and tax fees described above, and $1,020 in fees for responding to SEC inquiry letters, Weiser has not billed the Company or provided any services other than in connection with the audit of the Company's financial statements and tax planning during the year ended December 31, 2003.


                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

         (a) The following documents are filed as a part of this report on Form 10-K:

         1. Financial Statements

         See the Index to Financial Statements on page F-1 for a list of the financial statements filed with this report.

         2. Financial Statement Schedules

         None.

         3. List of Exhibits

         See the Exhibit Index for a list of the exhibits incorporated by reference into or filed with this report.

         (b) Exhibits required by Item 601 of Regulation S-K.

         See the Exhibit Index for a list of the exhibits incorporated by reference into or filed with this report.

         (c) Financial Statement Schedules

         None.

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS








                                    CONTENTS

                                                                           Page

Report of Independent Registered Public Accounting Firm:
   Weiser LLP                                                               F-2

Report of Independent Registered Public Accounting Firm:
   Rachlin, Cohen & Holtz LLP                                               F-3

Consolidated Balance Sheets                                                 F-4

Consolidated Statements of Operations                                       F-5

Consolidated Statement of Stockholders' Equity (Deficit)
   and Comprehensive Income                                                 F-6

Consolidated Statements of Cash Flows                                       F-7

Notes to the Consolidated Financial Statements                       F-8- F- 27

Schedule II - Valuation and Qualifying Accounts                            F-28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and
Stockholders of DHB Industries, Inc.

We have audited the accompanying consolidated balance sheets of DHB Industries, Inc. and Subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DHB Industries, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We have also audited the financial statement Schedule II for the years ended December 31, 2004 and 2003. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ WEISER LLP


March 6 , 2005 (except for Note 6, as to which the date is March 15, 2005)


New York, New York

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and
Stockholders of DHB Industries, Inc.



We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit) and comprehensive income, and cash flows of DHB Industries, Inc. and Subsidiaries (the "Company") for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and consolidated cash flows of DHB Industries, Inc. and Subsidiaries for the year ended December 31, 2002, in conformity with U.S. generally accepted accounting principles.

/s/ RACHLIN COHEN & Holtz LLP


March 8, 2005


Fort Lauderdale, Florida



                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                            DECEMBER 31,
ASSETS                                                                     2004           2003
------                                                                 --------        -------

Current assets:
Cash and cash equivalents                                              $    447        $   441
Accounts receivable, less allowance for doubtful
  accounts of $702 and $852, respectively                                47,560         33,707
Accounts receivable - related party                                       6,583              -
Inventories                                                              85,973         54,753
Deferred income tax assets                                                  483            372
Prepaid expenses and other current assets                                 1,220          1,518
                                                                       --------        -------
Total current assets                                                    142,266         90,791
                                                                       --------        -------

Property and equipment, net                                               2,632          1,819
                                                                       --------        -------

Other assets
Deferred income tax assets                                                  593            437
Deposits and other assets                                                   366            381
                                                                       --------        -------
Total other assets                                                          959            818
                                                                       --------        -------
Total assets                                                           $145,857        $93,428
                                                                       ========        =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                                       $  8,014        $ 9,465
Accrued expenses and other current liabilities                            8,350          5,635
Note payable - bank                                                       6,000          2,000
Income taxes payable                                                     14,816          6,869
                                                                       --------        -------
Total current liabilities                                                37,180         23,969
                                                                       --------        -------

LONG TERM LIABILITIES
Notes payable-bank                                                       25,634         22,012
Term loan payable                                                         4,500             --
Other liabilities                                                         1,086            502
                                                                       --------        -------
Total liabilities                                                        68,400         46,483
                                                                       --------        -------

Minority interest in consolidated subsidiary                                431            207

COMMITMENTS AND CONTINGENCIES

Stockholders' equity
Convertible  preferred  stock  $0.001 par value,  5,000,000  shares authorized, 500,000 shares of Series A, 12% convertible
preferred stock issued and outstanding; liquidation preference $3,000         1              1
Common stock, $0.001 par value, 100,000,000 shares
authorized, 45,282,536 and 40,742,136 shares issued and
outstanding, respectively                                                    45             41
Additional paid in capital                                               35,540         35,384
Accumulated other comprehensive loss                                         --            (53)
Retained earnings                                                        41,440         11,365
                                                                       --------        -------
Total stockholders' equity                                               77,026         46,738
                                                                       --------        -------
Total liabilities and stockholders' equity                             $145,857        $93,428
                                                                       ========        =======

The accompanying notes are an integral part of these consolidated financial statements.




                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,
                 (In thousands, except share and per share data)

                                                                                    2004               2003               2002
                                                                                  --------           --------           --------

Net sales (including related party sales of $6,559, $15,109 and
         $5,242, respectively)                                                    $340,075           $230,011           $130,347

Cost of goods sold (including related party purchases of $17,627,
         $29,243,and $8,387, respectively)                                         245,940            166,670             92,621
                                                                                  --------           --------           --------

Gross profit                                                                        94,135             63,341             37,726

Selling, general and administrative expenses                                        44,564             37,325             23,903
                                                                                  --------           --------           --------

Income before other income (expense)                                                49,571             26,016             13,823
                                                                                  --------           --------           --------

Other income (expense)
Interest expense                                                                    (1,374)            (1,344)            (1,645)
Write down of other investment                                                          --              (904)                 --
Gain on sale of subsidiary stock                                                        --              1,450
Other income (including  insurance settlement of $1,009 in 2003)                        35              1,059                130
                                                                                  --------           --------           --------
Total other income (expense)                                                        (1,339)               261             (1,515)
                                                                                  --------           --------           --------

Income before income tax (benefit) expense                                          48,232             26,277             12,308

Income taxes (benefit) expense
Current taxes                                                                       17,840              7,186                 77
Deferred tax expense (benefit)                                                        (267)             3,912             (3,749)
                                                                                  --------           --------           --------
Total income tax (benefit) expense                                                  17,573             11,098             (3,672)
                                                                                  --------           --------           --------

Income before minority interest of subsidiary                                       30,659             15,179             15,980

Less minority interest of subsidiary                                                  (224)                (7)                --
                                                                                  --------           --------           --------

Net income                                                                          30,435             15,172             15,980

Dividend - preferred stock (related party)                                            (360)              (360)              (345)
                                                                                  --------           --------           --------

Income available to common stockholders                                           $ 30,075           $ 14,812           $ 15,635
                                                                                  ========           ========           ========

Basic earnings per common share                                                   $   0.73           $   0.36           $   0.42
                                                                                  ========           ========           ========

Diluted earnings per common share                                                 $   0.67           $   0.34           $   0.37
                                                                                  ========           ========           ========

The accompanying notes are an integral part of these consolidated financial statements.





                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                 (In thousands, except share and per share data)

                                                                                               Accumulated       Retained
                                        Series A                                Additional           Other       Earnings
                                       Preferred     Par                  Par      Paid-in   Comprehensive   (Accumulated
                                          Shares   Value       Common   Value      Capital            Loss       Deficit)      Total
                                       ---------   -----   ----------   -----   ----------   -------------   ------------    -------

Balance December 31, 2001                     --      --   31,481,914   $  31     $24,109           $ (52)      $(19,082)   $ 5,006

Net income                                                                                                        15,980     15,980
Effect of foreign currency translation                                                                 11                        11
                                                                                                                            -------
Total comprehensive income                                                                                                   15,991
Issuance of Series A Preferred Stock
(related party),                         500,000   $   1                            2,999                                     3,000
Preferred stock (related party)
   dividends paid                                                                                                   (345)      (345)
Issuance of stock warrants to outside
consultant                                                                            646                                       646
Exercise of stock warrants (net of
   taxes)                                      -       -    8,931,832       9       7,038               -              -      7,047
                                         -------   -----   ----------   -----     -------           -----       --------    -------
Balance December 31, 2002                500,000   $   1   40,413,746   $  40     $34,792           $ (41)      $ (3,447)   $31,345

Net income                                                                                                        15,172     15,172
Effect of foreign currency translation                                                                (12)                      (12)
                                                                                                                            -------
Total comprehensive income                                                                                                   15,160
Preferred stock  (related party)
   dividends paid                                                                                                   (360)      (360)
Stock issued for services                                      80,000                 165                                       165
Exercise of stock warrants                     -       -      248,390       1         427               -              -        428
                                               -       -   ----------   -----     -------           -----       --------    -------
Balance December 31, 2003                500,000   $   1   40,742,136   $  41     $35,384           $ (53)      $ 11,365    $46,738
                                         =======   =====   ==========   =====     =======           =====       ========    =======

Net income                                                                                                        30,435     30,435
Effect of foreign currency translation                                                                 53                        53
                                                                                                                                 --
Total comprehensive income                                                                                                   30,488
Preferred stock (related party)
   dividends paid                                                                                                   (360)      (360)
Exercise of stock warrants                     -       -    4,540,400       4         156               -              -        160
                                               -       -   ----------   -----     -------           -----       --------    -------
Balance December 31, 2004                500,000   $   1   45,282,536   $  45     $35,540           $ ---       $ 41,440    $77,026
                                         =======   =====   ==========   =====     =======           =====       ========    =======

The accompanying notes are an integral part of these consolidated financial statements.




                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,
                 (In thousands, except share and per share data)

CASH FLOWS FROM OPERATING ACTIVITIES                                     2004            2003              2002
                                                                   ----------      ----------         ---------

Net Income                                                         $   30,435      $   15,172         $  15,980
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
Depreciation and amortization                                             978             564               463
Amortization of deferred financing costs                                  119             130               125
Provision for doubtful accounts                                            (5)            (99)              379
Write-off of other investment                                             ---             942                --
Change in minority interest due to sale of subsidiary stock               ---             200                --
Minority interest in consolidated subsidiary                              224               7                --
Stock issued for services                                                 ---             165                --
Issuance of stock warrants to outside consultant                           --              --               646
Deferred income tax expense (benefit)                                    (267)          3,912            (4,462)
Changes in operating assets and liabilities
Accounts receivable                                                        --        (10,585)          (11,929)
Accounts receivable-related party                                      (6,583)             --                --
Inventories                                                           (31,220)        (21,393)           (8,778)
Prepaid expenses and other current assets                                 298            (547)              106
Deposits and other assets                                                 (21)            (53)               67
Accounts payable                                                       (1,451)          4,097            (7,930)
Income taxes payable                                                    7,947           6,869                --
Accrued expenses and other current liabilities                          2,715           3,181               (61)
Other liabilities                                                         584             152               350
                                                                   ----------      ----------         ---------
Net cash provided by (used in) operating activities                   (10,095)          2,595           (15,145)
                                                                   ----------      ----------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment                               --              --               302
Purchases of property and equipment                                    (1,791)           (741)             (367)
                                                                   ----------      ----------         ---------
Net cash used in investing activities                                  (1,791)           (741)              (65)
                                                                   ----------      ----------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid on preferred stock  (related party)                       (360)           (360)             (345)
Proceeds of notes payable - bank                                      253,768         154,889            92,378
Payments of notes payable - bank                                     (252,146)       (155,231)          (76,466)
Payments of note payable- stockholder                                      --          (1,500)           (5,500)
Proceeds from the issuance of long term debt                           12,500              --                --
Issuance costs of term  loan payable                                      (83)             --               (32)
Principal payments on term  loan payable                               (2,000)            (20)             (863)
Proceeds from the issuance of common stock                                 --              --             6,275
Net proceeds from exercise of stock warrants                              160             428                --
                                                                   ----------      ----------         ---------

Net cash provided by (used in) financing activities                    11,839          (1,794)           15,447
                                                                   ----------      ----------         ---------

Effect of foreign currency translation                                     53             (12)               11
                                                                   ----------      ----------         ---------

Net increasein cash and cash equivalents                                    6              48               248

Cash and cash equivalents at beginning of year                            441             393               145
                                                                   ----------      ----------         ---------

Cash and cash equivalents at end of year                           $      447      $      441         $     393
                                                                   ==========      ==========         =========

The accompanying notes are an integral part of these consolidated financial statements.


                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

Note 1       BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of consolidation

                  The consolidated financial statements include the accounts of DHB Industries, Inc. and its subsidiaries ("DHB" or the "Company"), all of which are wholly owned (except for a 0.0065 interest in a subsidiary, Point Blank Body Armor Inc., ("Point Blank") issued to an unaffiliated third party during December 2003). DHB has two major divisions, DHB Armor Group and DHB Sports Group. All intercompany balances and transactions have been eliminated in consolidation.

         Business description

                  DHB Armor Group develops, manufactures, and distributes bullet and projectile resistant garments, bullet resistant and fragmentation vests, bomb projectile blankets, aircraft armor, bullet resistant plates and shields and related ballistic accessories for United States armed forces, federal agencies and state and local law enforcement communities. DHB Sports Group produces and markets a comprehensive line of athletic supports and braces, which are merchandised through national superstore chains. DHB maintains manufacturing facilities in Pompano Beach, FL, Deerfield Beach, FL, Oakland Park, FL, and Jacksboro, TN.


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

Note 1   BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         Continued


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

         Other investment

                  DHB had a cost-based investment in a non-publicly traded company. At December 31, 2002, the investment was included in "Other investment" in the balance sheet and was carried at cost, which aggregated $942. In December 2003, a decline in the value of this cost-based investment below cost was deemed other than temporary and resulted in the investment being written off at December 31, 2003.

         Fair values of financial instruments

                  The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying values of cash, accounts receivable, accounts payable and long-term debt approximate their fair values. The value of the Company's long-term debt was estimated based on the current rates offered to the Company for debt with the same remaining terms and maturities.

         Income taxes

                  DHB and its subsidiaries file a consolidated Federal income tax return and separate state income tax returns.

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

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

Note 1   BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         Continued


         Research and development expenses

                  Research and development expenses are included in selling, general and administrative expenses as incurred and for the years ended December 31, 2004, 2003 and 2002 were $9,740, $10,815 and $4,221, respectively.

         Advertising expenses

                  The cost of advertising is expensed as incurred. The Company incurred approximately $1,239, $1,143, and $950 of advertising costs during the years ended December 31, 2004, 2003 and 2002, respectively.

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

         Comprehensive income and foreign currency translation

                  Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes foreign currency translation adjustments, which is a component of accumulated other comprehensive loss in stockholders' equity.

         Stock-based compensation

                  The Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations ("APB No. 25") and has adopted the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS Statement No. 123" ("SFAS No. 148"). Under APB No. 25, when the exercise price of the Company's employee stock warrants equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                  The per share weighted average fair value of stock warrants granted during the years ended December 31, 2004 and 2003 was $5.88 and $2.08, respectively. The fair value of these warrants was determined at the date of grant using the Black-Scholes warrant pricing model with the following assumptions:

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

Note 1   BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         Continued


         Stock-based compensation-continued



                                                                     Grants Issued During
                                                                     --------------------
                                                               2004           2003          2002
                                                               ----           ----          ----

             Risk-free interest rate                          2.77%           2.86%         4.67%
             Expected volatility of common stock             99.99%          98.44%        94.54%
             Dividend yield                                   0.00%           0.00%         0.00%
             Expected term                                  4.36 years       5 years       5 years



                  The following table illustrates the effect on net income and earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.



                                                                                     Year Ended December 31,
                                                                                 -------------------------------
                                                                                    2004        2003        2002
                                                                                 -------     -------     -------

              Net income                                                         $30,435     $15,172     $15,980

              Less dividend - preferred stock (related party)                       (360)       (360)       (345)
                                                                                 -------     -------     -------

              Income available to common stockholders, as reported               $30,075     $14,812     $15,635

              Deduct: total stock-based employee compensation
              expense determined under fair value based method for all
              awards, net of related tax effect                                   (1,637)     (1,027)     (1,829)
                                                                                 -------     -------     -------

              Pro forma                                                          $28,438     $13,785     $13,806
                                                                                 =======     =======     =======
              Basic earnings per common share
              As reported                                                        $  0.73     $  0.36     $  0.42

              Pro forma                                                          $  0.69     $  0.34     $  0.37

              Diluted earnings per common share
              As reported                                                        $  0.67     $  0.34     $  0.37

              Pro forma                                                          $  0.63     $  0.32     $  0.33



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

Note 1   BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         Continued

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

         New Accounting Standards

                   In December 2003, the Financial Accounting Standards Board issued FASB Interpretation Number 46-R "Consolidation of Variable Interest Entities." "FIN 46-R, which modifies certain provisions and effective dates of FIN 46, sets forth criteria to be used in determining whether an investment is a variable interest entity should be consolidated. These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity. The Company believes that currently, it does not have any material arrangements that meet the definition of a variable interest entity, which would require consolidation.

                  In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - An Amendment of ARB NO. 43, Chapter 4" (SFAS No. 151). SFAS No. 151 requires all companies to recognize a current-period for abnormal amount of idle facility expense, freight, handling costs and wasted materials. This statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for fiscal year beginning after June 15, 2005. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial statements.

                  In December 2004, the FASB issued SFAS No.123(R), "Share-Based Payment" (SFAS No. 123(R)). This statement replaces SFAS No. 123 and supersedes APB 25. SFAS 123\(R) requires all stock-based compensation to be recognized as an expense in the financial statements and that such cost be measured according to the fair value of stock options. SFAS 123 (R) will be effective for quarterly periods beginning after June 15, 2005. While the Company currently provides the pro forma disclosures required by SFAS No. 148 on a quarterly basis (see Note 1
         (k) - Stock Based Compensation"), it is currently evaluating the impact this statement will have on its consolidated financial statements.

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

Note 1   BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         Continued


         New Accounting Standards-Continued

                  In December 2004, the FASB issued SFAS No. 153, "Exchanges on Nonmonetary Assets - An Amendment of APB Option No. 29, Accounting for Nonmonetary Transactions" (SFAS 153) SFAS eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmentary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial statements.

Note 2    SUPPLEMENTAL CASH FLOW INFORMATION



                                                                      Year Ended December 31,

          Cash paid for:                                            2004         2003         2002
                                                                 -------       ------       ------

          Interest                                               $ 1,357       $1,329       $1,618

          Taxes                                                  $10,073          295           73


       Non-cash financing and investing activities:                 2004         2003         2002
                                                                 -------       ------       ------
       Revolving credit loan refinanced to long-term debt         12,500           --           --
       Property and equipment acquired under capital lease
                                                                      --           20           --
       Cashless exercise of  warrants (See Note 5).                    0           --           --



                  For the year ended December 31, 2003, the Company exchanged an approximately .0065 interest in Point Blank for $1,650 of inventory pursuant to a transaction, which qualifies for non-recognition treatment pursuant to Section 351 of the Internal Revenue Code ("IRC"). (See Notes 8 and 14). On January 14, 2002, the Company reduced its note payable-stockholder by $3,000 through the issuance of preferred stock. (See Note 5).

Note 3   INVENTORIES

                  The components of inventories as of December 31, 2004 and 2003 are as follows:

                                                     2004             2003
                                                  -------          -------

                 Raw materials and supplies       $31,695          $21,750
                 Work in process                   18,815           15,430
                 Finished goods                    35,463           17,573
                                                  -------          -------
                                                  $85,973          $54,753
                                                  =======          =======

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


Note 4    PROPERTY AND EQUIPMENT

                  Property and equipment, at cost, as of December 31, 2004 and 2003 are summarized as follows:



                                                                           Estimated
                                                       2004       2003     useful life
                                                       ----       ----     -----------

              Machinery and equipment                $2,990     $2,215      5-10 years
              Furniture, fixtures and computer        1,816      1,147       3-7 years
              equipment
              Transportation equipment                  453        453       3-5 years
              Leasehold improvements                  1,308        970      3-10 years or
                                                                            term of lease
                                                     ------     ------

                                                      6,567      4,785
              Less accumulated depreciation and
              amortization                           (3,935)    (2,966)
                                                     ------     ------
                                                     $2,632     $1,819
                                                     ======     ======



                  Depreciation and amortization expense for the years ended December 31, 2004, 2003 and 2002 was approximately $978, $564 and $463, respectively.

Note 5   NOTE PAYABLE - STOCKHOLDER

                  This note was payable to the principal stockholder of DHB and bore interest at 12% per annum. The balance at December 31, 2002 of $1,500 was repaid on May 9, 2003. Interest paid on the note to the principal shareholder was $93,524 for the year ended December 31, 2003. On January 14, 2002, the note holder exchanged $3,000 of this indebtedness due him for 500,000 shares of the Company's Series A, 12% Convertible Preferred Stock.

Note 6    NOTE PAYABLE - BANK
                                                      December 31,
                                                  2004            2003
                                               -------         -------
          Credit agreement - current           $ 6,000         $ 2,000
          Credit agreement - non-current        30,134          22,012
                                               -------         -------
                                               $36,134         $24,012
                                               =======         =======

                  On March 15, 2004, the Company amended its bank credit agreement (the "Credit Agreement") to increase its borrowing limits from $45,000 to $55,000. Pursuant to the Credit Agreement, the Company may borrow, on a revolving basis, up to $32,500 on 85% of eligible accounts receivable (the "Credit Facility"), and the Company obtained a secured term loan of $18,000 (repaying the $12,500 term loan), amortizing at the rate of $2,000 per quarter commencing July 2005. This agreement will expire on October 1, 2007. Borrowings under the Credit Agreement bear interest, at the Company's option, at the bank's prime rate or LIBOR (2.3% at December 31, 2004) plus 1.75% per annum on the revolving Credit Facility and at the bank's prime rate or LIBOR (2.50130% at December 31, 2004) plus 2.25% on the term loan, as LIBOR is set from time to time. For 2003, the borrowings bore interest at the bank's prime rate or LIBOR plus 1.75% (3.145% at December 31, 2003). The borrowings under the Credit Agreement are collateralized by a first security interest in

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


Note 6    NOTE PAYABLE - BANK-continued

         substantially all of the assets of the Company. At December 31, 2003, the Company has reflected these transactions in accordance with Statement of Financial Accounting Standards No. 6, "Classification of Short-Term Obligations Expected to be refinanced." Accordingly, the March 15, 2004 refinancing was retroactively reflected on the December 31, 2003 financial statements.


         Aggregate maturities of long-term debt are as follows:

                              For the years ending December 31,
                                   2005                                 6,000
                                   2006                                 8,000
                                   2007                                21,134
                                                                      -------

                                                                      $36,134
                                                                      =======

                  In addition, the Credit Agreement includes both affirmative and negative covenants customary for a financing of this nature. The Credit Agreement, among other things, requires the Company to maintain a minimum (i) tangible net worth, as defined, (ii) fixed charge coverage ratio, and (iii) earnings before interest, taxes, depreciation and amortization. The Credit Agreement further limits the amount of capital expenditures that the Company may incur in any fiscal year and the payment of dividends.

                  Deferred financing costs associated with the Credit Agreement were capitalized and are being amortized over the term of the September 2001 financing as extended by subsequent amendments. Amortization expense was $119, $130, and $125 during the years ended December 31, 2004, 2003 and 2002, respectively.


Note 7   ACCRUED EXPENSES AND OTHER CURRENT LIBILITIES


         Accrued expenses and other current liabilities consist of the following as of December 31,

                                                            2004           2003
                                                         -------        -------

         Accrued Commissions                             $   927        $   815
         Accrued Wages                                     3,716          1,502
         Accrued Inventory - inventory in transit            -0-          1,017
         Accrued Legal and professional fees               1,006            796
         Accrued other expenses ($290 to a related
            party-2004)                                    2,563          1,138
         Customer deposits                                   138            367
                                                         -------        -------

         Total accrued expenses and other current
            liabilities                                  $ 8,350        $ 5,635
                                                         =======        =======

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


Note 8   MINORITY INTEREST


                  The Company's minority interest on the consolidated balance sheet includes the 10.76 minority shares related to its Point Blank subsidiary at December 31, 2004 and 2003. The Company sold stock of a subsidiary representing approximately a .0065 minority interest for $1,650 of inventory. This interest had a book value of approximately $200, which resulted in a gain on the sale of the stock of the subsidiary of approximately $1,450 included in other income in the accompanying consolidated statement of operations for the year ended December 31, 2003.

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

         Convertible Preferred Stock-continued

         In addition, the Preferred Stock has a liquidation preference at an amount equal to $6 per share, as defined.

         Common Stock

                  DHB has 100,000,000 shares authorized of its $0.001 par value common stock.

         Treasury Stock

                  On  December  1,  2000,  the  Company's   Board  of  Directors
         announced the directive for the Company to purchase up to 2,000,000 shares of its common stock in the open market, from time to time, at its discretion. As of December 31, 2004, the Company still has authorization to purchase 1,264,395 shares of its common stock. The Credit Agreement, as described in Note 6, limits the dollar amount available to purchase treasury shares based upon an excess cash flow calculation, as defined. All treasury shares repurchased by the Company are immediately retired.

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


Note 9   STOCKHOLDERS' EQUITY - Continued

         Earnings per common share

                  Basic Earnings per common share calculations are based on the weighted average number of common shares outstanding during each period: 42,217,312, 40,588,605, and 37,275,920 shares for the years ended December 31, 2004, 2003, and 2002, respectively. Calculations for diluted earnings per share are based on the weighted average number of outstanding common shares and common share equivalents during the periods: 45,735,023, 44,196,802, and 42,304,254 shares for the years ended December 31, 2004, 2003 and 2002, respectively.



                                                                       Income              Shares         Per Share
                                                                   (numerator)       (denominator)           Amount
                                                                   ----------        ------------         ---------

         Basic EPS
          Income available for common stockholders                    $30,075          41,217,312            $ 0.73
             for the year ended December 31, 2004
            Add preferred stock dividends                                 360                  --
            Convertible preferred stock                                                   500,000
            Warrants                                                                    4,017,711                --
                                                                      -------          ----------            ------
         Diluted EPS                                                  $30,435          45,735,023            $ 0.67
                                                                      =======          ==========            ======

         Basic EPS
          Income available for common stockholders for the
            year ended December 31, 2003                              $14,812          40,588,605            $ 0.36
            Add preferred stock dividends                                 360                  --                --
            Convertible preferred stock                                    --             500,000                --
            Warrants                                                       --           3,108,197                --
                                                                      -------          ----------            ------
         Diluted EPS                                                  $15,172          44,196,802            $ 0.34
                                                                      =======          ==========            ======

         Basic EPS
          Income available for common stockholders For the
            year ended December 31, 2002                              $15,635          37,275,920            $ 0.42

            Add preferred stock dividends                                 345
            Convertible preferred stock
                                                                                          500,000
            Warrants                                                                    4,528,334                --
                                                                      -------          ----------            ------
         Diluted EPS                                                  $15,980          42,304,254            $ 0.37
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

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


Note 9   STOCKHOLDERS' EQUITY - Continued

         Stock warrants

                  In 2004, the Company issued to each of the six board members 50,000 unregistered five year common stock warrants immediately exercisable at $5.88 per share. These warrants may either be exercised at the option of the holder for cash or pursuant to a cashless exercise based upon the average stock price five days prior to exercise. In November 2004, the members of the Board of Directors and Sandra Hatfield, the Company's Chief Operating Officer, exercised 4,555,000 common stock warrants pursuant to a cashless exercise yielding 4,261,799 shares of common stock. Included in the above mentioned warrants is the exercise by David H. Brooks, the Company's Chief Executive Officer of 3,875,000 warrants yielding 3,669,757 shares of common stock, Dawn Schlegel, the Company's Chief Financial Officer of 205,000 warrants yielding 177,006 shares of common stock and Sandra Hatfield, the Company's Chief Operating Officer of 200,000 warrants yielding 180,119 shares of common stock. In December 2004, Sandra Hatfield, the Company's Chief Operating Officer exercised an additional warrant of 100,000 shares pursuant to a cashless exercise yielding 89,426 shares of common stock. Employees exercised warrants for 63,895 shares with aggregate proceeds of $110,000. A former member of the Board of Directors exercised a warrant for 25,000 shares of common stock with aggregate proceeds of $50,000. An outside consultant exercised a warrant pursuant to a cashless provision yielding 100,280 shares of common stock.

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



                  A summary of the status of the Company's stock warrants is presented in the table below:

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


Note 9   STOCKHOLDERS' EQUITY - Continued


                                                                    For the Year Ended December 31,
                                                     2004                         2003                        2002
                                            ----------------------------------------------------------------------------------
                                                           Weighted                     Weighted                      Weighted
                                                            Average                      Average                       Average
                                                           exercise                     exercise                      exercise
                                                 Shares       price           Shares       price             Shares      price
                                            -----------    --------        ---------    --------        -----------   --------

         Warrants outstanding -
             beginning of year                5,123,000     $1.51          5,163,857     $1.64           13,620,689     $1.72
         Granted                                300,000     $5.88            378,000     $2.08              625,000     $5.15
         Exercised                          (4,540,400)     $1.36           (248,390)    $2.61           (8,931,832)    $0.58
         Cancelled/expired                    (375,600)     $2.48           (170,467)    $5.09             (150,000)    $2.92
                                            -----------     -----          ---------     -----            ---------     -----
         Warrants  outstanding  - end of
             year                               507,000     $5.00          5,123,000     $1.51            5,163,857     $1.64
                                            ===========     =====          =========     =====            =========     =====


         Warrants Exercisable - end of
             year                               475,000     $4.83          4,215,000     $1.60            3,438,857     $1.90
                                            ===========     =====          =========     =====            =========     =====




                  The following table summarizes information regarding stock warrants outstanding at December 31, 2004.



                                                            Weighted
                                                             Average     Weighted
                                          Number of        Remaining      Average        Number of          Weighted
                Exercise Price             Warrants      Contractual     Exercise           Shares           Average
                    Range               Outstanding             Life        Price      Exercisable    Exercise Price

                  0 to $1.00                     --               --        $1.00               --             $1.00
                $1.01 to $1.50                   --               --        $1.41               --             $1.41
                $1.51 to $2.00              100,000             1.75        $2.00          100,000             $2.00
                $2.01 to $2.50               10,000             3.10        $2.01               --             $2.01
                $2.51 to $3.00                   --               --        $3.00               --             $3.00
               $3.01 and above              397,000             1.73        $5.61          375,000             $5.94
                                            -------             ----        -----          -------             -----

                    Totals                  507,000            $5.00        $5.00          475,000             $4.83
                                            =======            =====        =====          =======             =====


                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


Note 10  RELATED PARTY TRANSACTIONS

                  A summary of related party transactions paid or accrued to DHB's principal shareholder for the years ended December 31, 2004, 2003 and 2002 is as follows:



                                                                      2004           2003            2002
                                                                      ----           ----            ----

              Repayment of note payable stockholder                   $ --         $1,500          $5,500
              Interest expense                                           7             95             710
              Rent expense                                             396            811           1,060
              Deferred rent included above                             (27)          (118)           (350)
              Dividends                                                360            360             345


                  The Company formerly leased an office and manufacturing facility from an entity indirectly owned by the principal stockholder of DHB pursuant to a lease expiring December 31, 2010. Rent expense included in the accompanying consolidated statement of operations was approximately $396, $811 and $1,060 during the years ended December 31, 2004, 2003 and 2002, respectively. This property was sold to an unrelated third party in July 2004, whom the Company now rents from. In addition, included in rental expense was a non-cash expense of $27, $118 and $350 relating to the straight lining of the rent for the years ended December 31, 2004, 2003 and 2002, respectively.

              The Company has been purchasing certain products, which are components of ballistic resistant apparel, manufactured and sold by the Company, from a corporation owned by a shareholder and the wife of DHB's principal stockholder. The total of such purchases during the years ended December 31, 2004, 2003, and 2002 was approximately $17,627, $29,243, and $7,975, respectively. The Company also sells certain components to this entity, which are used in manufacturing the products that the Company purchases from this entity. In addition, this entity sub-leases a portion of the Company's Tennessee facility, for which the Company received approximately $40, $40 and $40 during the years ended December 31, 2004, 2003 and 2002, respectively. The Company also sold to this entity $6,559 worth of inventory during the year ended December 31, 2004.

              The Company owed $71 and $108 to this entity at December 31, 2004 and 2003, respectively, for purchases made, which is included in accounts payable in the accompanying consolidated balance sheets. The Company has a receivable from this entity for $6,559 at December 31, 2004, which is included in accounts receivable in the accompanying consolidated balance sheets. DHB's principal stockholder's wife also owned another company that received revenues of $560 and $43 from the Company during the year ended December 31, 2003 and 2002, respectively, for stitching work. In 2003, this company has since been merged into the other entity.

                  The Company had indebtedness to the principal stockholder as described in Note 5. On January 14, 2002, the principal stockholder of the company exchanged $3,000 of the indebtedness due him for 500,000 shares of Series A, 12% convertible preferred Stock. (See Note 9)

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


Note 10  RELATED PARTY TRANSACTIONS-continued

                  Pursuant to a compensation committee resolution, the principal shareholder is entitled to charter fees for the use of an airplane owned by a corporation related to the principal shareholder. In lieu of charter fees during 2004, the Company paid certain direct expenses related to the airplane. During 2004, the Company paid direct expenses for the use of the airplane to unrelated third parties of approximately $696. In addition, expenses of $161 were paid to the corporation who owned the airplane.

                  Pursuant to the CEO's employment agreement and a related compensation committee resolution, the CEO is entitled to certain living expenses for his Florida residence, since the majority of the operations are in Florida. Pursuant to this resolution, the Company paid direct expenses to unrelated third parties of approximately $171 and reimbursed the company which owns the residence $129 during the year ended December 31, 2004.

         During 2003, the son of the COO, provided legal services to the Company and was compensated $95.

Note 11  CONCENTRATIONS

                  The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company's accounts at these institutions may, at times, exceed the federally insured limits. The Company has not experienced any losses in such accounts.

                  Approximately 75%, 77% and 76% for the years ended December 31, 2004, 2003 and 2002, respectively, of DHB's sales were made to the United States Government or its agencies.

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



                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


Note 12  SEGMENT INFORMATION-continued

Net Sales                                                             2004               2003               2002
---------                                                         --------           --------           --------

Ballistic-resistant equipment                                     $333,029           $224,152           $124,860
Protective athletic & sports products                                7,051              5,859              5,492
                                                                  --------           --------           --------
                                                                   340,080            230,011            130,352
Less inter-segment sales                                               (5)                 --                (5)
                                                                  --------           --------           --------
Consolidated net sales                                            $340,075           $230,011           $130,347
                                                                  ========           ========           ========

Income before other income (expense)
Ballistic-resistant equipment                                     $ 61,290           $ 33,618           $ 17,534
Protective athletic & sports products                                1,017                426                563
Corporate and other (1)                                           (12,736)            (8,028)            (4,274)
                                                                  --------           --------           --------
Consolidated income before other income (expense)
                                                                  $ 49,571           $ 26,016           $ 13,823
                                                                  ========           ========           ========

Depreciation and Amortization Expense
Ballistic-resistant equipment                                     $    662           $    350           $    289
Protective athletic & sports products                                  119                 64                 86
                                                                  --------           --------           --------
                                                                       781                414                375
Corporate and other                                                    197                150                 88
                                                                  --------           --------           --------
Consolidated depreciation and amortization expense                $    978           $    564           $    463
                                                                  ========           ========           ========

Interest Expense
Ballistic-resistant equipment                                     $  1,367           $  1,238           $    935
Protective athletic & sports products                                   --                 --                 --
Corporate and other (2)                                                  7                106                710
                                                                  --------           --------           --------
Consolidated interest expense                                     $  1,374           $  1,344           $  1,645
                                                                  ========           ========           ========

Expenditures for additions to long-lived assets
Additions to Property and Equipment
Ballistic-resistant equipment                                     $  1,147           $    592           $    250
Protective athletic & sports products                                   --                 57                 35
Corporate and other                                                    644                 92                 82
                                                                  --------           --------           --------
                                                                  $  1,791           $    741           $    367
                                                                  ========           ========           ========

Income Taxes (Benefit)
Ballistic-resistant equipment                                     $ 15,227           $ 14,341           $     22
Protective athletic & sports products                                   --                182                  2
                                                                  --------           --------           --------
Corporate and other (2)                                              2,346            (3,425)            (3,696)
                                                                  --------           --------           --------
Consolidated tax (benefit) expense                                $ 17,573           $ 11,098           $ (3,672)
                                                                  ========           ========           ========

Identifiable Assets
Ballistic-resistant equipment                                     $138,370           $ 88,503
Protective athletic & sports products                                5,018              3,186
                                                                  --------           --------
Corporate and other (2)                                              2,469              1,739
                                                                  --------           --------
Consolidated assets                                               $145,857           $ 93,428
                                                                  ========           ========

                  Foreign sales accounted for 3%, 1% and 2% of the total revenues for the years ended December 31, 2004, 2003 and 2002, respectively. Foreign identifiable assets accounted for 1% of the total assets in December 31, 2002.


         (1) Corporate and other includes corporate general, administrative expenses.

         (2) Corporate assets are principally deferred income tax assets and property and equipment.


                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


Note 13  COMMITMENTS AND CONTINGENCIES

         Leases
                  The Company has non-cancelable operating leases, which expire through 2014. These leases generally require the Company to pay certain costs, such as real estate taxes. As further described in Note 10, the Company leases an office and manufacturing facility from an entity which was owned by a related party. In addition, the Company subleased a portion of one of its facilities to an entity owned by a related party as described in Note 10. Pursuant to such sublease, which expired on December 31, 2003, the Company received sublease income of approximately $40 for the years ending December 31, 2004 and 2003.

                  In December 2003, the Company entered into a lease for an additional facility for the purpose of expanding its operations. This lease expires on April 30, 2014 and requires annual base rental payments of $723.

                  As of December  31, 2004,  future  minimum  lease  commitments
         (excluding   renewal   options)   under   non-cancelable   leases   are
         approximately:

                                     For the Years Ending December 31,
                                   -------------------------------------
                                   2005                          $ 1,983
                                   2006                            1,943
                                   2007                            1,984
                                   2008                            1,913
                                   2009                            1,760
                                   Thereafter                      4,298
                                                                 -------
                                                                 $13,881

                  Rent expense on operating leases for the years ended December 31, 2004, 2003 and 2002 aggregated approximately $2,464, $1,890 and $1,508, respectively.

         Employment agreements

                  The Company is party to an employment agreement dated July 1, 2000 with its principal stockholder, which expires in July 2005 and provides for an initial base salary of $500 per annum. The base salary is increased $50 each year on the anniversary. The employment agreement also provides for the payment of his residence in the state of Florida and the Compensation Committee formalized this provision in 2004, allowing for the monthly payment of rental fees to the company that owns the residence at the comparable market rate less any direct expenses paid by the Company.

         Litigation

                  The Company is currently the subject of an investigation by the Securities and Exchange Commission with respect to certain related party transactions and executive compensation matters regarding DHB affiliates of Mr. David H. Brooks (the Company's Chief Executive Officer).

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


Note 13  COMMITMENTS AND CONTINGENCIES - Continued


         Litigation -continued

                  In January 2005, the Company was served with a class action lawsuit by a police organization and individual police officers, because of concerns regarding the effectiveness and durability of body armor with high concentrations of Zylon. In February, the Company reached a preliminary settlement with respect to this lawsuit, subject to a final court approval. The Company does not expect this settlement to have a material adverse effect on its financial position.

                  The Company is subject to other legal proceedings and claims, which have arisen in the ordinary course of its business and have not been finally adjudicated. These actions when ultimately concluded and determined will not, in the opinion of management, have a material adverse effect on the results of operations or the financial condition of the Company.

         Letters of Credit

                  As of December 31, 2004, the Company had open letters of credit for $145.

         Collective bargaining agreement and union pension plan

                  During the year ended December 31, 2004, the Company entered into an agreement with a union which provided for 19% of the Company's employees to be subject to a collective bargaining agreement. In connection with its collective bargaining agreement with the union, the Company participates with other companies in the union's multi-employer pension plan. This plan covers all of the Company's employees who are members of such union. Total contributions to this plan were $18 for the year ended December 31, 2004. The Company could, under certain circumstances, be liable for unfunded vested benefits or other expenses of jointly administered union/management plans. At this time, the Company has not established any liabilities for future withdrawals because such withdrawals from these plans are not probable.

Note 14  INCOME TAXES

         Components of income tax expense (benefit) are as follows:

                                  2004                 2003                2002
                               -------               ------             -------
           Federal

           Current             $15,288               $6,143             $     0
           Deferred              (242)                3,521              (3,175)
                               -------               ------             -------

           Total federal       $15,046               $9,664             $(3,175)
                               =======               ======             =======

           State

           Current               2,552                1,043                  77
           Deferred               (25)                  391                (574)
                               -------               ------             -------
           Total state         $ 2,527               $1,434             $  (497)
                               =======               ======             =======

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


Note 14  INCOME TAXES-continued

                  A reconciliation of the statutory federal income tax rates to the Company's effective tax rate for the years ended December 31 is as follows:


                                                                                 2004          2003          2002
                                                                                 ----          ----          ----

           Statutory U.S. income tax rate                                       35.00%        34.00%        34.00%
           Utilization of federal net operating loss carry forwards                --            --        (34.00)
           Utilization of state net operating loss carry forwards                  --            --         (5.00)
           Reduction of valuation allowance                                                                (23.39)
           Other                                                                 (2.3)          3.3           .08
           State and local income taxes (benefit), net of federal benefits        3.7           4.9         (1.52)
                                                                                 ----          ----        ------
           Effective tax rate                                                    36.4%         42.2%       (29.83)%
                                                                                 ====          ====        ======



                  The   significant   components  of  deferred  tax  assets  and
         liabilities as of December 31 were as follows:

                                                               2004       2003
                                                               ----       ----
AMT credit                                                   $          $    7
Accumulated Depreciation                                        167
Accounts receivable reserve                                     271        437
Deferred rent                                                   419        187
Inventories                                                     161         --
Deferred compensation                                            58        178
Capital loss carryover                                                     641
                                                             ------     ------
                                                              1,076      1,450
Less valuation allowance                                        ---        641
                                                             ------     ------
Net deferred income tax assets                               $1,076     $  809
                                                             ======     ======

Less: Current portion of net deferred income tax asset        (483)       (372)
                                                             ------       -----

                                                             $  593     $  437
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

                  On December 19, 2003, DHB's subsidiary Point Blank Body Armor, Inc. ("Point Blank") issued to Hightower Capital Management, LLC
         ("Hightower") shares of common stock of Point Blank representing approximately 1% of the outstanding capital stock of Point Blank, in consideration of which Hightower had transferred and delivered to Point Blank, on December 19, 2003 certain inventories of ballistic plates and other goods usable in Point Blank's business. The fair value of the inventory received by Point Blank was $1,650. This value was used to calculate the number of the shares of Point Blank issued to Hightower. DHB has retained rights of first refusal and rights to repurchase the

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


Note 14  INCOME TAXES-continued


         shares of Point Blank issued to Hightower, either at the offered price (in the event of a proposed sale by Hightower) or at fair market value (in the event of termination of the business relationship between Point Blank and Hightower). Due to the fact that the amount of the income tax benefit is uncertain, an estimated reserve of approximately $3,500,000 was recorded as of December 31, 2003 and remains unchanged as of December 31, 2004.

Note 15  QUARTERLY RESULTS (UNAUDITED)

                  The following table presents summarized quarterly results of operations for the Company for the years ended December 31, 2004 and 2003. The Company believes all necessary adjustments have been included in the amounts stated below to present fairly the following selected information when read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein. Future quarterly operating results may fluctuate depending on a number of factors. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or any other quarter.



                                                 First        Second         Third        Fourth
                                               Quarter       Quarter       Quarter       Quarter
                                               -------       -------       -------       -------

Year ended December 31, 2004

Net sales                                      $74,403       $86,066       $89,410       $90,196

Gross profit                                    20,765        23,880        24,873        24,617

Income available to common stockholders          6,269         7,570         8,058         8,178

Basic earnings per share                       $  0.15       $  0.19       $  0.20       $  0.19

Diluted earnings per share                     $  0.14       $  0.17       $  0.18       $  0.18



Year ended December 31, 2003

Net sales                                      $46,153       $56,525       $54,417       $72,916

Gross profit                                    12,968        15,524        14,818        20,031

Income available to common stockholders          4,929         3,961         3,160         2,762

Basic earnings per share                       $  0.12       $  0.10       $  0.08       $  0.07

Diluted earnings per share                     $  0.12       $  0.09       $  0.07       $  0.06


                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                     SCHEDULE II TO THE FINANCIAL STATEMENTS
                        VALUATION AND QUALIFYING ACCOUNTS
                           DECEMBER 31, 2004 AND 2003
                                 (In thousands)


                  Allowances deducted from related balance sheet accounts:

                                                Accounts
                                              Receivable       Inventory
                                              ----------       ---------

Balance at December 31, 2001                      $  792           $  --

Additions charged to costs and expenses
                                                     379              --

Deductions/write-offs                               (101)             --
                                                  ------           -----

Balance at December 31, 2002                       1,070              --

Additions charged to costs and expenses               99             226

Deductions/write-offs                               (317)             --
                                                  ------           -----

Balance at December 31, 2003                      $  852           $ 226
                                                  ======           =====

Additions charged to costs and expenses                5              --
                                                                   -----


Deductions/write-offs                               (155)           (106)
                                                  ------           -----

Balance at December 31, 2004                      $  702           $ 120
                                                  ======           =====

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this the 11th day of March 2005.



                                                     DHB Industries, Inc.



                                                     /s/ DAVID H. BROOKS
                                                     ---------------------------
                                                         David H. Brooks
                                                         Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                  Capacity                           Date
---------                  --------                           ----



/s/ DAVID H. BROOKS        Chairman of the Board,             March 11, 2005
--------------------       and Director
    David H. Brooks


/s/ DAWN M. SCHLEGEL       Treasurer,                         March 11, 2005
--------------------       Principal Financial Officer
    Dawn M. Schlegel       Principal Accounting Officer


/s/  JEROME KRANTZ         Director                           March 11, 2005
--------------------
     Jerome Krantz


/s/ GARY NADELMAN          Director                           March 11, 2005
--------------------
    Gary Nadelman

/s/ BARRY BERKMAN          Director                           March 11, 2005
--------------------
    Barry Berkman

/s/ CARY CHASIN            Director                           March 11, 2005
--------------------
    Cary Chasin

/s/ LARRY ELLIS            Director                           March 11,2005
--------------------
    Larry Ellis




                               Index of Exhibits.


Exhibit       Description
-------       -----------

3.1           Certificate of Incorporation of DHB Capital Group Inc., a Delaware corporation.                      1

3.2           Certificate of Amendment to Certificate of Incorporation filed December 31, 1996                     2

3.3           Certificate of Amendment to Certificate of Incorporation filed July 24, 2001                         6

3.4           Certificate of Designations & Preference, an amendment to the Certificate of Incorporation filed     6
              on December 26, 2001

3.5           By-Laws                                                                                              1

4.2           Stock Subscription Agreement between the Registrant and David Brooks, dated December 14, 2001        6

4.3           Form of Warrant Agreement with respect to all Outstanding Warrants                                   3

10.1          Employment Agreement dated July 1, 2000 between DHB and David Brooks                                 3

10.2          Promissory Note between the Company and David Brooks dated November 6, 2000                          3

10.3          1995 Stock Option Plan                                                                               4

10.6          Sale agreement dated March 10, 2000 between DHB and DMC2 Electronic Components                       5

10.7          Lease agreement dated January 1, 2001 between Point Blank Body Armor and VAE Enterprises.            3

10.8          Lease agreement dated April 15, 2001 between DHB Capital Group and A&B Holdings, Inc.                3

10.9          Loan and Security Agreement dated September 24, 2001 with LaSalle Business Credit Inc.               7

10.10         First Amendment and Waiver to Loan and Security Agreement, dated June 28, 2002                       8

10.11         Second Amendment to Loan and Security Agreement, dated February 25, 2003                             9

10.12         Third Amendment to Loan and Security Agreement, dated as of August 30, 2003                          10

10.13         Fourth Amendment to Loan and Security Agreement, dated as of November 14, 2003

10.14         Industrial Lease dated December 5, 2003 between Point Blank Body Armor Inc. and Atlantic Business
              Center L.C.

10.15         Fifth Amendment to Loan and Security Agreement, dated as of December 22, 2003

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
