Form 10-K/A
period 2004-12-31
DHB INDUSTRIES INC
filed 2005-03-17
CIK 899166

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K/A
                               Amendment No. 1 to

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

                              EXPLANATORY STATEMENT

         We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2004 to revise certain financial information including the Note payable - bank on the consolidated balance sheet, and the related footnote, Note 6 - Note Payable - Bank, as well as the discussion of the Note Payable - Bank in Liquidity and Capital Resources, Note 2 Supplemental Cash Flow Information , Note 9 Stockholders Equity, and to correct the omission of the line titled "Accounts receivable" under the caption "CASH FLOWS FROM
OPERATING ACTIVITIES" in the Consolidated Statement of Cash Flows. This Amendment speaks as of the original filing date of our Annual Report on Form 10-K and has not been updated to reflect events occurring subsequent to the original filing date.

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

AVAILABLE INFORMATION.

         Our internet address is www.dhbindustries.com. As of the date of this Annual Report on Form 10-K/A, we make available free of charge on our website materials that we file or furnish under the Securities Exchange Act of 1934 as soon as reasonably practicable after such materials are filed with or furnished to the Securities and Exchange Commission. Information set forth on our website is not incorporated by reference into this filing and, unless otherwise indicated, is not incorporated by reference into any of our filings. We will voluntarily provide electronic copies (or a reasonable number of paper copies) of our filings free of charge upon request.


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



Income Statement Data (in thousands, except for per share data)
                                                                     2004          2003          2002           2001          2000
                                                                 --------      --------      --------        -------       -------

Net sales                                                        $340,075      $230,011      $130,347        $98,015       $70,018
Cost of goods sold                                                245,940       166,670        92,621         71,639        49,359
                                                                 --------      --------      --------        -------       -------
Gross profit                                                       94,135        63,341        37,726         26,376        20,659
Selling, general and administrative expenses                       44,564        37,325        23,903         13,597        12,460
                                                                 --------      --------      --------        -------       -------
Income (loss) before other income (expense)                        49,571        26,016        13,823         12,779         8,199
Interest expense                                                   (1,374)       (1,344)       (1,645)        (2,513)       (2,743)
Other income (expense)                                                 35         1,605           130             42           341
                                                                       --         -----           ---             --           ---
Income (loss) before discontinued operations                       48,232        26,277        12,308         10,308         5,797
Discontinued operations                                                --            --            --             --           340
                                                                 --------      --------      --------        -------       -------
Income (loss) before income taxes                                  48,232        26,277        12,308         10,308         6,137
Income tax (benefit) expense                                       17,573        11,098       (3,672)            175           130
                                                                 --------      --------      --------        -------       -------
Income (loss) before minority interest                             30,659        15,179        15,980         10,133         6,007
Minority interest                                                    (224)           (7)            --             --            --
                                                                 --------      --------      --------        -------       -------
Net income (loss)                                                  30,435        15,172         15,980         10,133         6,007
                                                                 --------      --------      --------        -------       -------
Dividend - preferred stock                                           (360)         (360)         (345)             --            --
                                                                 --------      --------      --------        -------       -------
Income available to common stockholders                          $ 30,075      $ 14,812      $ 15,635        $10,133       $ 6,007
                                                                 ========      ========      ========        =======       =======

Earnings per share
Basic                                                            $   0.73      $   0.36      $   0.42        $  0.32       $  0.19
Diluted                                                          $   0.67      $   0.34      $   0.37        $  0.28       $  0.18

Balance Sheet Data (in thousands)                                    2004           2003          2002          2001           2000
---------------------------------                                --------      --------      --------        -------       -------

Working capital                                                  $107,086      $ 66,822      $ 53,125        $20,472       $ 7,497
Total assets                                                      145,857        93,428        65,371         40,896        28,056
Total current liabilities                                          35,180        23,969         7,822         16,585        16,949
Long-term liabilities                                              33,220        22,514        26,204         19,305        16,062
Stockholders' equity (deficit)                                     77,026        46,738        31,345          5,006        (4,955)



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

         On March 15, 2005, the Company amended its bank credit agreement (the "Credit Agreement"), which increased the total borrowing limits from $45 million to $55 million at that time. Pursuant to the Credit Agreement, the Company may borrow, on a revolving basis, up to $37 million on 85% of eligible accounts receivable (the "Credit Facility"), and the Company borrowed a term loan in the principal amount of $18 million (repaying the $12.5 million dollar term loan), amortizing at the rate of $2 million per quarter commencing July 2005. This amended Credit Agreement will expire on October 1, 2007. On March 15, 2004, the Company again amended the Credit Agreement, to increase the revolving credit borrowing limit to $45.5 million and the Company borrowed a term loan in the principal amount of 12.5 million amortizing at the rate of $1 million per quarter commencing July 1, 2004. Borrowings under the Credit Agreement bear interest, at the Company's option, at the bank's prime rate (5.25% at December 31, 2004) or LIBOR (2.3% at December 31, 2004) plus 1.75% per annum on the Credit Facility and at the bank's prime rate or LIBOR (2.50130% at December 31, 2004) plus 2.25% on the term loan. For 2003, the borrowings bore interest at the bank's prime rate or LIBOR plus 1.75% (3.145% at December 31, 2003). The borrowings under the Credit Agreement are collateralized by a first security interest in substantially all of the assets of the Company.

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


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-K/A contains forward-looking statements regarding future events and our future results that are based on our current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions that speak as of the date hereof and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed below, elsewhere in this Form 10-K and in other reports that we have filed with the Securities and Exchange Commission. You are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. We undertake no obligation to revise or update publicly any forward-looking statements to reflect any change in the expectations of our management with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

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

         CARY CHASIN, age 57, has been a Director since October 2002. Mr. Chasin has been an advertising executive at Star Community Publishing Group (formerly known as DSA Community Publishing) for three years. Immediately prior thereto, he owned and operated an apparel retail store, Pants Palace. He was an employee of the Company from November 1999 through April 2000, working on special projects including the closing of the hard armor division. He has over 30 years' experience in owning and operating apparel retail, manufacturing and importing businesses. Mr. Chasin serves on the Audit and Compensation Committees of the Board of Directors.

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

         SANDRA L. HATFIELD, age 51, has been Chief Operating Officer since December 2000. From October 1996 until December 2000, she served as President of Point Blank. For more than five years before that, she was the Vice President of Production at PACA.

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

         Pursuant to the 2004 Resolution, we paid an affiliated company owned by Mr. Brooks' children charter fees for the use of a personal jet to fly our executive officers and Board of Directors on business trips during 2004. The Company paid direct expenses associated with the 2004 airplane use for business trips to third party vendors not related to the Brooks family of approximately $696,000 for pilot pay, fuel and maintenance and reimbursed the affiliated company approximately $161,000 to bring the total cost of the airplane trips to the comparable charter rate as determined by the compensation committee. Also during 2004, the compensation committee approved the fair rental value payment of $25,000 per month for the cost of renting Mr. Brooks Florida residence, to formalize the provision in his employment contract which calls for the reimbursement of his Florida living expenses, since the majority of our operations are in Florida and require Mr. Brooks to spend substantial time in Florida at those operations. We paid direct expenses to unrelated third parties of approximately $171,000 during 2004 and reimbursed the affiliated company, which owns the Florida residence, approximately $129,000 for 2004.

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

/s/ RACHLIN COHEN & Holtz LLP


March 8, 2005


Fort Lauderdale, Florida



                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                            DECEMBER 31,
ASSETS                                                                     2004           2003
------                                                                 --------        -------

Current assets:
Cash and cash equivalents                                              $    447        $   441
Accounts receivable, less allowance for doubtful
  accounts of $702 and $852, respectively                                47,560         33,707
Accounts receivable - related party                                       6,583              -
Inventories                                                              85,973         54,753
Deferred income tax assets                                                  483            372
Prepaid expenses and other current assets                                 1,220          1,518
                                                                       --------        -------
Total current assets                                                    142,266         90,791
                                                                       --------        -------

Property and equipment, net                                               2,632          1,819
                                                                       --------        -------

Other assets
Deferred income tax assets                                                  593            437
Deposits and other assets                                                   366            381
                                                                       --------        -------
Total other assets                                                          959            818
                                                                       --------        -------
Total assets                                                           $145,857        $93,428
                                                                       ========        =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                                       $  8,014        $ 9,465
Accrued expenses and other current liabilities                            8,350          5,635
Note payable - bank                                                       4,000          2,000
Income taxes payable                                                     14,816          6,869
                                                                       --------        -------
Total current liabilities                                                35,180         23,969
                                                                       --------        -------

LONG TERM LIABILITIES
Notes payable-bank                                                       25,634         22,012
Term loan payable                                                         6,500             --
Other liabilities                                                         1,086            502
                                                                       --------        -------
Total liabilities                                                        68,400         46,483
                                                                       --------        -------

Minority interest in consolidated subsidiary                                431            207

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

                                                                                               Accumulated       Retained
                                        Series A                                Additional           Other       Earnings
                                       Preferred     Par                  Par      Paid-in   Comprehensive   (Accumulated
                                          Shares   Value       Common   Value      Capital            Loss       Deficit)      Total
                                       ---------   -----   ----------   -----   ----------   -------------   ------------    -------

Balance December 31, 2001                     --      --   31,481,914   $  31     $24,109           $ (52)      $(19,082)   $ 5,006

Net income                                                                                                        15,980     15,980
Effect of foreign currency translation                                                                 11                        11
                                                                                                                            -------
Total comprehensive income                                                                                                   15,991
Issuance of Series A Preferred Stock     500,000   $   1                            2,999                                     3,000
Preferred stock dividends paid                                                                                      (345)      (345)
Issuance of stock warrants to outSide
consultant                                                                            646                                       646
Exercise of stock warrants (net of
   taxes)                                      -       -    8,931,832       9       7,038               -              -      7,047
                                         -------   -----   ----------   -----     -------           -----       --------    -------
Balance December 31, 2002                500,000   $   1   40,413,746   $  40     $34,792           $ (41)      $ (3,447)   $31,345

Net income                                                                                                        15,172     15,172
Effect of foreign currency translation                                                                (12)                      (12)
                                                                                                                            -------
Total comprehensive income                                                                                                   15,160
Preferred stock dividends paid                                                                                      (360)      (360)
Stock issued for services                                      80,000                 165                                       165
Exercise of stock warrants                     -       -      248,390       1         427               -              -        428
                                               -       -   ----------   -----     -------           -----       --------    -------
Balance December 31, 2003                500,000   $   1   40,742,136   $  41     $35,384           $ (53)      $ 11,365    $46,738
                                         =======   =====   ==========   =====     =======           =====       ========    =======

Net income                                                                                                        30,435     30,435
Effect of foreign currency translation                                                                 53                        53
                                                                                                                                 --
Total comprehensive income                                                                                                   30,488
Preferred stock dividends paid                                                                                      (360)      (360)
Exercise of stock warrants                     -       -    4,540,400       4         156               -              -        160
                                               -       -   ----------   -----     -------           -----       --------    -------
Balance December 31, 2004                500,000   $   1   45,282,536   $  45     $35,540           $ ---       $ 41,440    $77,026
                                         =======   =====   ==========   =====     =======           =====       ========    =======

The accompanying notes are an integral part of these consolidated financial statements.




                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,
                 (In thousands, except share and per share data)

CASH FLOWS FROM OPERATING ACTIVITIES                                     2004            2003              2002
                                                                   ----------      ----------         ---------

Net Income                                                         $   30,435      $   15,172         $  15,980
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
Depreciation and amortization                                             978             564               463
Amortization of deferred financing costs                                  119             130               125
Provision for doubtful accounts                                             5              99               379
Write-off of other investment                                             ---             942                --
Change in minority interest due to sale of subsidiary stock               ---             200                --
Minority interest in consolidated subsidiary                              224               7                --
Stock issued for services                                                 ---             165                --
Issuance of stock warrants to outside consultant                           --              --               646
Deferred income tax expense (benefit)                                    (267)          3,912            (4,462)
Changes in operating assets and liabilities
Accounts receivable                                                   (13,858)        (10,902)           (12,030)
Accounts receivable-related party                                      (6,583)             --                --
Inventories                                                           (31,220)        (21,393)           (8,778)
Prepaid expenses and other current assets                                 298            (547)              106
Deposits and other assets                                                 (21)            (53)               67
Accounts payable                                                       (1,451)          4,097            (7,930)
Income taxes payable                                                    7,947           6,869                --
Accrued expenses and other current liabilities                          2,715           3,181               (61)
Other liabilities                                                         584             152               350
                                                                   ----------      ----------         ---------
Net cash provided by (used in) operating activities                   (10,095)          2,595           (15,145)
                                                                   ----------      ----------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment                               --              --               302
Purchases of property and equipment                                    (1,791)           (741)             (367)
                                                                   ----------      ----------         ---------
Net cash used in investing activities                                  (1,791)           (741)              (65)
                                                                   ----------      ----------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid on preferred stock  (related party)                       (360)           (360)             (345)
Proceeds of notes payable - bank                                      253,768         154,889            92,378
Payments of notes payable - bank                                     (252,146)       (155,231)          (76,466)
Payments of note payable- stockholder                                      --          (1,500)           (5,500)
Proceeds from the issuance of long term debt                           12,500              --                --
Issuance costs of term  loan payable                                      (83)             --               (32)
Principal payments on term  loan payable                               (2,000)            (20)             (863)
Proceeds from the issuance of common stock                                 --              --             6,275
Net proceeds from exercise of stock warrants                              160             428                --
                                                                   ----------      ----------         ---------

Net cash provided by (used in) financing activities                    11,839          (1,794)           15,447
                                                                   ----------      ----------         ---------

Effect of foreign currency translation                                     53             (12)               11
                                                                   ----------      ----------         ---------

Net increasein cash and cash equivalents                                    6              48               248

Cash and cash equivalents at beginning of year                            441             393               145
                                                                   ----------      ----------         ---------

Cash and cash equivalents at end of year                           $      447      $      441         $     393
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

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

Note 1   BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         Continued


         New Accounting Standards-Continued

                  In December 2004, the FASB issued SFAS No. 153, "Exchanges on Nonmonetary Assets - An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" (SFAS 153) SFAS eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial statements.

Note 2    SUPPLEMENTAL CASH FLOW INFORMATION



                                                                      Year Ended December 31,

          Cash paid for:                                            2004         2003         2002
                                                                 -------       ------       ------

          Interest                                               $ 1,357       $1,329       $1,618

          Taxes                                                    9,893          295           73


       Non-cash financing and investing activities:                 2004         2003         2002
                                                                 -------       ------       ------
       Revolving credit loan refinanced to long-term debt         12,500           --           --
       Property and equipment acquired under capital lease
                                                                      --           20           --
       Cashless exercise of  warrants (See Note 5).                    0           --           --



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

Note 6    NOTE PAYABLE - BANK
                                                      December 31,
                                                  2004            2003
                                               -------         -------
          Credit agreement - current           $ 4,000         $ 2,000
          Credit agreement - non-current        32,134          22,012
                                               -------         -------
                                               $36,134         $24,012
                                               =======         =======

                  On March 15, 2005, the Company amended its bank credit agreement (the "Credit Agreement") to increase its borrowing limits from $45,000 to $55,000. Pursuant to the Credit Agreement, the Company may borrow, on a revolving basis, up to $37,000 on 85% of eligible accounts receivable (the "Credit Facility"), and the Company obtained a secured term loan of $18,000 (repaying the $12,500 term loan), amortizing at the rate of $1,000 per quarter commencing July 2004 until July 1, 2005 at which time the amortization shall increase to $2,000 per quarter. This agreement will expire on October 1, 2007. Borrowings under the Credit Agreement bear interest, at the Company's option, at the bank's prime rate or LIBOR (2.3% at December 31, 2004) plus 1.75% per annum on the revolving Credit Facility and at the bank's prime rate or LIBOR (2.50130% at December 31, 2004) plus 2.25% on the term loan, as LIBOR is set from time to time. For 2003, the borrowings bore interest at the bank's prime rate or LIBOR plus 1.75% (3.145% at December 31, 2003). The borrowings under the Credit Agreement are collateralized by a first security interest in

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


Note 6    NOTE PAYABLE - BANK-continued

         substantially all of the assets of the Company. At December 31, 2003, the Company has reflected these transactions in accordance with Statement of Financial Accounting Standards No. 6, "Classification of Short-Term Obligations Expected to be refinanced." Accordingly, the March 15, 2004 refinancing was retroactively reflected on the December 31, 2003 financial statements.


         Aggregate maturities of long-term debt are as follows:

                              For the years ending December 31,
                                   2005                                 4,000
                                   2006                                 4,000
                                   2007                                28,134
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

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


Note 9   STOCKHOLDERS' EQUITY - Continued

         Earnings per common share

                  Basic Earnings per common share calculations are based on the weighted average number of common shares outstanding during each period: 41,217,312, 40,588,605, and 37,275,920 shares for the years ended December 31, 2004, 2003, and 2002, respectively. Calculations for diluted earnings per share are based on the weighted average number of outstanding common shares and common share equivalents during the periods: 45,735,023, 44,196,802, and 42,304,254 shares for the years ended December 31, 2004, 2003 and 2002, respectively.



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
                                                  ======           =====

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this the 17th day of March 2005.



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


Signature                  Capacity                           Date
---------                  --------                           ----



/s/ DAVID H. BROOKS        Chairman of the Board,             March 17, 2005
--------------------       and Director
    David H. Brooks


/s/ DAWN M. SCHLEGEL       Treasurer,                         March 17, 2005
--------------------       Principal Financial Officer
    Dawn M. Schlegel       Principal Accounting Officer


/s/  JEROME KRANTZ         Director                           March 17, 2005
--------------------
     Jerome Krantz


/s/ GARY NADELMAN          Director                           March 17, 2005
--------------------
    Gary Nadelman

/s/ BARRY BERKMAN          Director                           March 17, 2005
--------------------
    Barry Berkman

/s/ CARY CHASIN            Director                           March 17, 2005
--------------------
    Cary Chasin

/s/ LARRY ELLIS            Director                           March 17,2005
--------------------
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
