Form 10-K/A
period 2004-12-31
DHB INDUSTRIES INC
filed 2005-05-02
CIK 899166

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 2)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM_______ TO________

                          COMMISSION FILE NO. 01-13112

                              DHB INDUSTRIES, INC.
                         (Name of issuer in its charter)

                   DELAWARE                                      11-3129361
(State or other jurisdiction of incorporation)               (I.R.S. Employer
                                                             Identification No.)

400 POST AVE SUITE 303, WESTBURY, NEW YORK                               11590
 (Address of principal executive offices)                             (Zip Code)

                                 (516) 997-1155
                            Issuer's telephone number

         Securities registered under Section 12(b) of the Exchange Act:
                         COMMON STOCK, $0.001 PAR VALUE

         Securities registered under Section 12(g) of the Exchange Act:
                                      NONE

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A [X ].

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

                                EXPLANATORY NOTE


         This Amendment No. 2 on Form 10-K/A to the Annual Report on Form 10-K of to DHB Industries, Inc. (the "Company") for the fiscal year ended December 31, 2004 (the "Original Filing"), which was filed with the Securities and Exchange Commission on March 17, 2005, is being filed to further amend the Original Filing as follows:

     o Item 9A is amended to update Management Report on Internal Control Over Financial Reporting to include management's assessment of the effectiveness of the Company's internal control over financial reporting;

     o Item 9A is amended to include the related attestation report of the independent registered public accounting firm; and

     o Item 9A is amended to include certain additional information and revise certain other information.

This Amendment No. 2 is filed pursuant to Securities and Exchange Commission Release No. 34-50754 which provides up to 45 additional days beyond the date of the Original Filing for the filing of the above.

As a result of these amendments, the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Form 10-K/A.

Except for the revisions to Item 9A and the other amendments described above, this Form 10-K/A does not modify or update other disclosures in, or exhibits to, the Original Filing.

ITEM 9A. CONTROLS AND PROCEDURES

         Attached as exhibits to this Form 10-K/A are certifications of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the Exchange Act). This "Controls and Procedures" section includes information concerning the controls and controls evaluation referred to in the certifications.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The disclosure controls and procedures evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC"). Disclosure controls and procedures are also designed to ensure that such information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of disclosure controls and procedures includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report which is set forth below.

         The evaluation of our disclosure controls and procedures included a review of the controls' objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this report. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the disclosure controls and procedures can be reported in our periodic reports on Form 10-Q and Form 10-K. The overall goals of our evaluation activities are to monitor our disclosure controls and procedures, and to modify them as necessary. Our intent is to maintain our disclosure controls and procedures as dynamic systems that change as conditions warrant.

         Based upon the disclosure controls and procedures evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

     o Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

     o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

     o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

         The Company's management, including the principal executive officer and principal financial officer, has conducted an assessment of its internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

         As mentioned in the Company's filing on Form 8-K dated April 14, 2005, as of December 31, 2004, there existed certain significant deficiencies in the Company's systems of inventory valuation rendering it inadequate to accurately capture cost of materials and labor components of certain work in progress and finished goods inventory. Accordingly, management determined this control deficiency constitutes a material weakness and therefore the Company did not maintain effective internal controls over financial reporting as of December 31, 2004. This deficiency did not affect the Company's financial statements or require any adjustment to the valuation of its inventory or any other item in its financial statements.

         Management is actively working to strengthen its internal controls relating to the matters described above and such efforts include: instituting additional controls, enforcing existing policies and providing oversight with respect to insuring that the Company accurately captures the cost of materials and labor components of certain work in process and finished good inventory, hiring an additional inventory manager, and continuing to interview candidates with the intention of hiring additional personnel to provide additional support in implementing and improving the Company's system. Management, including the Chief Executive Officer and the Chief Financial Officer, believes the results of the corrective actions initiated by the Company will be effective in addressing the deficiency in internal controls described above.

         Weiser LLP, our independent registered public accounting firm that audited the 2004 and 2003 financial statements included in this Annual Report on Form 10-K, has issued an audit report on management's assessment of the Company's internal control over financial reporting, which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of DHB Industries, Inc.

We have audited management's assessment, included in the accompanying Management's Report On Internal Control Over Financial Reporting, that DHB Industries, Inc and Subsidiaries (the "Company") did not maintain effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of the changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We have identified the following two material weaknesses that have not been identified as material weaknesses in management's assessment:


     o The Company transmitted its annual report on Form 10-K for the year ended December 31, 2004 for filing via EDGAR with the Securities and Exchange Commission having been informed by representatives of Weiser LLP, its auditors, that it had not completed its final review of the last revisions to the Form 10-K and accordingly had not yet released its audit report for filing. Despite Weiser's call, the 2004 Form 10-K was forwarded to the SEC for filing. Subsequently the Company amended the Form 10-K by filing a Form 10-K/A to include revisions to its financial statements and certain other changes. Such revisions were to amend certain financial information including the Note Payable-Bank on the consolidated balance sheet, and the related footnote, Note 6-Note Payable-Bank, as well as the discussion of the Note Payable-Bank in Liquidity and Capital Resources, Note 2 Supplemental Cash Flow Information, Note 9 Stockholders' Equity, and to correct the omission of the 2004 amount on the line titled "Accounts receivable" under the caption "Cash Flows from Operating Activities" in the Consolidated Statement of Cash Flows.

     o    The  conduct  of  the  audit  committee  did  not   demonstrate   its
          understanding of its oversight role of the Company's external financial reporting and internal control over financial reporting processes.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 financial statements, and this report does not affect our report dated March 6, 2005 (except for Note 6, as to which the date is March 15, 2005) on those financial statements.

In our opinion, because of the effect of the two material weaknesses described above on the achievement of the objectives of the control criteria which were not addressed in management's assessment, although we believe that management's assessment that DHB Industries, Inc. and Subsidiaries did not maintain effective internal control over financial reporting as of December 31, 2004 is correct, we believe it is not fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in that it failed to cite such two material weaknesses. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, and the significant deficiencies in the Company's systems of inventory valuation addressed in Management Report On Internal Control Over Financial Reporting and determined by management to be a material weakness, DHB Industries, Inc. and Subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Weiser LLP

New York, NY
March 16, 2005

DIFFERENCE OF OPINION ON MANAGEMENT'S ASSESSMENT OF INTERNAL CONTROLS.

         The attestation report of Weiser LLP identifies what that firm considers to be two additional material weaknesses in internal controls: (1) failure of the Company to complete consultation with Weiser LLP prior to filing Form 10-K for the year ended December 31, 2004 (an amended form 10-K was promptly filed thereafter to include certain changes to the financial statements as set forth in Form 8-K filed by the Company dated April 14, 2005); and (2) a need to enhance and strengthen the Audit Committee to improve the Committee's effectiveness. The Company believes that, to a significant degree, an evaluation of these two issues involves subjective judgment and the Company does not agree that either of these matters constitutes a material weakness in internal control over financial reporting. The Company promptly took action to amend the 2004 Form 10-K when it learned that Weiser LLP identified issues that required correction in connection with its final review of the Form 10-K, and the Form 10-KA was filed before the Form 10-K was disclosed to the public. Furthermore, the Company believes that the members of its Audit Committee have consistently fulfilled their duties and obligations responsibly and appropriately. Although the Company does not believe that Weiser LLP has a proper basis for its conclusions, the Company takes Weiser LLP's views seriously and intends to explore opportunities to improve the process of preparing its filings with the Securities and Exchange Commission and the effectiveness of its Audit Committee.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

         There have not been any changes in the Company's internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the Company's fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. However, in connection with the material weakness in internal control over financial reporting discussed above, the Company has taken actions described above to address this matter.

PRIOR IMPROVEMENTS IN INTERNAL CONTROLS

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

         Following receipt of the letter from Grant Thornton, the Audit Committee directed management to dedicate resources and take additional steps to strengthen its control processes and procedures to ensure that these internal control deficiencies would not result in a material misstatement in our financial statements. As of the end of March 2004, we had implemented the following additional procedures:

     o During 2003, our CFO explained in detail to our Chairman and CEO the requirements with respect to disclosure of related party transactions.

     o Our CFO distributed a questionnaire to each of our officers and directors specific to related party transactions and our CFO has pursued and will continue to pursue rigorous follow-up with our directors and executive officers regarding their responses to annual questionnaires used in preparing our Form 10-K and proxy materials.

     o Our CFO has developed a financial statement disclosure checklist to be completed by the CFO each time we prepare financial statements.

     o We have begun the preparation of our quarterly and annual financial statements sooner after the end of each fiscal quarter and fiscal year. We have undertaken an additional layer of internal review prior to delivering drafts to our outside professionals.

     o Our Chairman and CEO and CFO continue to reinforce with our auditors their ability to communicate with and obtain information from lower level personnel in our accounting and finance department by fostering direct contact with the accounting and financial personnel.

     o We have evaluated and implemented further delegation and allocation of responsibilities within our accounting and finance department to facilitate prompt availability of financial information.

     o We continue to review, confirm and clarify with our personnel their specific functions and responsibilities to promote the orderly flow and availability of financial data and information.

         We will continue to: (a) evaluate the effectiveness of our internal controls and procedures on an ongoing basis, (b) implement actions to enhance our resources and training in the area of financial reporting and disclosure responsibilities, and (c) review such actions with the Audit Committee and our independent accountants.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 2nd day of May 2005.

                                                     DHB INDUSTRIES, INC.


                                                     /s/ DAVID H. BROOKS
                                                     _______________________
                                                     David H. Brooks
                                                     Chief Executive Officer