Form 10-Q
period 2005-03-31
DHB INDUSTRIES INC
filed 2005-05-10
CIK 899166

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


                              FOR THE QUARTER ENDED
March 31, 2005                                       Commission File No. 0-22429


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

                                Yes [ X ] No [ ]

As of May 10, 2005, there were 45,337,575 shares of Common Stock, $.001 par value, outstanding.

================================================================================

                                      INDEX

                                                                           PAGE

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

     Condensed Consolidated Balance Sheets as of March 31, 2005
          (Unaudited) and December 31, 2004                                    3

     Unaudited Condensed Consolidated Statements of Operations
          For The Three Months Ended March 31, 2005 and 2004                   4

     Unaudited Condensed Consolidated Statements of Cash Flows
          For The Three Months Ended March 31, 2005 and 2004                   5

     Notes to Unaudited Condensed Consolidated Financial Statements         6-11

Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                             12-15

Item 3. Quantitative and Qualitative Disclosures about Market Risk            16

Item 4. Controls and Procedures                                            16-18

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     18

Item 2. Unregistered Sales of Equity  Securities and Use of Proceeds          18

Item 3. Defaults Upon Senior Securities                                       18

Item 4. Submission of Matters to a Vote of Security Holders                   18

Item 5. Other Information                                                     18

Item 6. Exhibits                                                              19

Signatures                                                                    20



                    ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
             AS OF MARCH 31, 2005 (UNAUDITED) AND DECEMBER 31, 2004
                 (In thousands, except share and per share data)

                                                                        March 31,     December 31,
ASSETS                                                                    2005            2004
                                                                        _________     ____________

Current assets
Cash and cash equivalents                                               $     84        $    447
Accounts receivable, less allowance for doubtful accounts of
    $732 and $702, respectively                                           45,910          47,560
Accounts receivable - related party                                           70           6,583
Inventories                                                              102,930          85,973
Deferred income tax assets                                                   652             483
Prepaid expenses and other current assets                                  1,329           1,220
                                                                        ________        ________
Total current assets                                                     150,975         142,266
                                                                        ________        ________

Property and equipment, net                                                2,540           2,632
                                                                        ________        ________

Other assets
Deferred income tax assets                                                   608             593
Deposits and other assets                                                    446             366
                                                                        ________        ________
Total other assets                                                         1,054             959
                                                                        ________        ________
Total assets                                                            $154,569        $145,857
                                                                        ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt                                    $  8,000        $  4,000
Accounts payable                                                          15,351           8,014
Accrued expenses and other current liabilities                             6,574           8,350
Income taxes payable                                                       5,085          14,816
                                                                        ________        ________
Total current liabilities                                                 35,010          35,180
                                                                        ________        ________

Long-term liabilities
Notes payable-bank                                                        22,747          25,634
Term loan payable                                                         10,000           6,500
Other liabilities                                                          1,116           1,086
                                                                        ________        ________

Total liabilities                                                         68,873          68,400
                                                                        ________        ________

Commitments and contingencies

Minority interest in consolidated subsidiary                                 495             431

Stockholders' equity
Convertible preferred stock, $0.001 par value, 5,000,000 shares                1               1
  authorized, 500,000 shares of Series A, 12% convertible preferred stock issued and outstanding; liquidation preference $3,000
Common stock, $0.001 par value, 100,000,000 shares                            45              45
  authorized, 45,337,575 and 45,282,536 issued
Additional paid in capital                                                36,096          35,540
Retained earnings                                                         49,059          41,440
                                                                        ________        ________
Total stockholders' equity                                                85,201          77,026
                                                                        ________        ________
Total liabilities and stockholders' equity                              $154,569        $145,857
                                                                        ========        ========

           (See Notes to Condensed Consolidated Financial Statements)




                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (In thousands, except share and per share data)

                                                               For the Three Months Ended
                                                                       March 31,
                                                                  2005            2004
                                                              ___________      ___________

Net sales                                                     $    85,465      $    74,403

Cost of goods sold (includes related party purchases of
   $9,339 and $3,302 respectively)                                 62,078           53,638
                                                              ___________      ___________

Gross profit                                                       23,387           20,765

Selling, general and administrative expenses                       10,816            9,872
                                                              ___________      ___________

Income before other income (expense)                               12,571           10,893
                                                              ___________      ___________

Other income (expense)
Interest expense                                                     (544)            (299)
Other income                                                           17               10
                                                              ___________      ___________
Total other income (expense)                                         (527)            (289)
                                                              ___________      ___________

Income before income taxes and minority interest                   12,044           10,604

Income taxes                                                        4,271            4,186
                                                              ___________      ___________

Income before minority interest of subsidiary                       7,773            6,418

Minority interest of subsidiary                                       (64)             (59)
                                                              ___________      ___________

Net income                                                          7,709            6,359

Dividend - preferred stock                                            (90)             (90)
                                                              ___________      ___________

Income available to common stockholders                       $     7,619      $     6,269
                                                              ===========      ===========

Earnings per common share:

Basic shares                                                  $      0.17      $      0.15
                                                              ===========      ===========
Diluted shares                                                $      0.17      $      0.14
                                                              ===========      ===========

Weighted average shares outstanding:

Basic                                                          45,293,980       40,743,784
Effect of convertible preferred                                   500,000          500,000
Warrants                                                          317,926        3,898,249
                                                              ___________      ___________
Diluted                                                        46,111,906       45,142,033
                                                              ===========      ===========

           (See Notes to Condensed Consolidated Financial Statements)




                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 (In thousands, except share and per share data)

                                                                       For the Three Months Ended
                                                                               March 31,
CASH FLOWS FROM OPERATING ACTIVITIES                                      2005            2004
                                                                        ________        ________

Net income                                                              $  7,709        $  6,359
Adjustments to reconcile net income to net cash and cash equivalents used in operating activities:
Depreciation and amortization                                                204             205
Amortization of deferred financing costs                                       6              36
Provision for doubtful accounts                                               30              27
Minority interest of subsidiary                                               64              59
Stock issued for services                                                    369              --
Deferred income tax benefit                                                 (184)            (31)
Changes in operating assets and liabilities
Accounts receivable                                                        8,133          (4,963)
Inventories                                                              (16,957)         (8,064)
Prepaid expenses and other current assets                                   (109)            314
Deposits and other assets                                                    (86)              7
Accounts payable                                                           7,337            (532)
Income taxes payable                                                      (9,731)          1,759
Accrued expenses and other current liabilities                            (1,776)          1,628
Other liabilities                                                             30              28
                                                                        ________        ________

Net cash and cash equivalents used in operating activities                (4,961)         (3,168)
                                                                        ________        ________

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                         (112)           (778)
                                                                        ________        ________
Net cash and cash equivalents used in investing activities                  (112)           (778)
                                                                        ________        ________

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid on preferred stock                                            (90)            (90)
Payments notes payable - bank                                            (66,333)        (54,183)
Proceeds notes payable - bank                                             71,946          58,259
Payments on long-term debt term loan                                      (1,000)             --
Issuance costs of long-term debt                                              --             (83)
Proceeds from the exercise of a warrant                                      187              80
                                                                        ________        ________

Net cash provided by financing activities                                  4,710           3,983
                                                                        ________        ________

Effect of foreign currency translation                                        --              --
                                                                        ________        ________

Net increase (decrease) in cash and cash equivalents                        (363)             37

Cash and cash equivalents at beginning of the period                         447             441
                                                                        ________        ________

Cash and cash equivalents at end of the period                          $     84        $    478
                                                                        ========        ========


           (See Notes to Condensed Consolidated Financial Statements)


                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


NOTE 1. BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of DHB Industries, Inc. and subsidiaries (collectively "DHB" or the "Company") as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The unaudited financial statements include all adjustments, consisting only of normal and recurring adjustments, which, in the opinion of management, were necessary for a fair presentation of financial condition, results of operations and cash flows for such periods presented. However, these results of operations are not necessarily indicative of the results for any other interim period or for the full year.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been omitted in accordance with published rules and regulations of the Securities and Exchange Commission (the "SEC"). These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K/A for the year ended December 31, 2004 filed with the SEC on March 17, 2005.

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

         The weighted-average warrant fair values and assumptions used to estimate these values are as follows:
                                                          Warrants Issued During
                                                          The three months ended
                                                                March, 31,
                                                           2005          2004
                                                           ____          ____

             Risk-free interest rate                       3.12%         3.12%
             Expected volatility of common stock            170%        93.96%
             Dividend yield                                0.00%         0.00%
             Expected option term                        4.3 years     4.3 years

         The Company's net income and earnings per share would have been reduced to the pro forma amounts shown below if compensation cost had been determined based on the fair value at the grant dates in accordance with SFAS No. 123 and 148, "Accounting for Stock-Based Compensation."


                                                                      For the Three Months
                                                                        Ended March 31,
                                                                       2005          2004
                                                                      ______        ______

             Net income                                               $7,709        $6,359
             Less dividend - preferred stock                              90            90
                                                                      ______        ______
             Income available to common stockholders, as reported      7,619         6,269
                  Deduct: employee stock compensation determined
                  under fair value based method for all awards,
                  net of related tax effect                                8           216
                                                                      ______        ______
             Pro forma                                                $7,611        $6,053
                                                                      ______        ______

             Basic earnings per common share
             As reported                                              $ 0.17        $ 0.15
             Pro forma                                                $ 0.17        $ 0.15

             Diluted earnings per common share
             As reported                                              $ 0.17        $ 0.14
             Pro forma                                                $ 0.17        $ 0.13


         Pro forma compensation expense may not be indicative of pro forma expense in future years. For purposes of estimating the fair value of each warrant on the date of grant, the Company utilized the Black-Scholes option-valuation model.

NOTE 2.   SUPPLEMENTAL CASH FLOW INFORMATION


                                                                   For the Three Months Ended
                                                                           March 31,
                                                                       2005          2004
                                                                      _______       _______
              Cash paid for:
              Interest                                                $   500       $   428
              Taxes                                                    14,307         3,924

              Non-cash financing and investing activities:
              Revolving credit loan refinanced to long-term debt      $ 8,500       $12,500


NOTE 3.  INVENTORIES

         Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and are summarized as follows:

                                               March 31,       December 31,
                                                  2005             2004
                                               _________       ____________

              Raw materials and supplies        $ 37,615         $31,695
              Work in process                     15,207          18,815
              Finished goods                      50,108          35,463
                                                ________         _______
                                                $102,930         $85,973
                                                ========         =======

NOTE 4.   CREDIT AGREEMENT

         On March 15, 2005, the Company amended its bank credit agreement (the "Credit Agreement"), which increased the total borrowing limits from $45,000 to $55,000 at that time. Pursuant to the Credit Agreement, the Company may borrow, on a revolving basis, up to $37,000 on 85% of eligible accounts receivable (the "Credit Facility"), and the Company borrowed a term loan in the principal amount of $18,000, (repaying the $12.5 million dollar term loan), amortizing at the rate of $2,000 per quarter commencing July 2005. This agreement will expire on October 1, 2007. Previously, on March 15, 2004, the Company had amended its bank credit agreement to increase the total borrowing limits from $35,000 to $45,000 and the Company borrowed a term loan in the principal amount of $12,500, amortizing at the rate of $1,000 per quarter commencing July 2004. Borrowings under the Credit Agreement bear interest, at the Company's option, at the bank's prime rate (5.75% at March 31, 2005) or LIBOR plus 1.75% per annum on the Credit Facility and at the bank's prime rate or LIBOR plus 2.25% on the term loan. At March 31, 2005, the Company had a LIBOR loan outstanding on the credit facility at a rate of 4.45%. The borrowings under the Credit Agreement are collateralized by a first security interest in substantially all of the assets of the Company.

NOTE 5. STOCK WARRANTS

         No warrants were issued during the three months ended March 31, 2005 and 2004. During the three-month period ended March 31, 2005 and 2004 employees exercised warrants to purchase 30,000 and 40,000 shares, respectively of the Company's unregistered common stock at an average price of $6.26 and $2.00 per share, respectively.

         Warrants to purchase 170,561 and 450,000 shares of the Company's common stock that were outstanding during the three months ended March 31, 2005 and 2004, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive, since the strike prices were above the average fair market value of the Company's stock price.

         During the three months ended March 31, 2005, the Company issued 25,040 unregistered shares of its common stock in settlement of a lawsuit with a former consultant. The value of this settlement was approximately $369,000 and is included in selling general and administrative expenses. No unregistered shares were issued during the three months ended March 31, 2004 other than the stock warrant issuances described above.

NOTE 6. SEGMENT INFORMATION

         The Company operates in two principal segments: ballistic-resistant equipment and protective athletic and sports products. Net sales, income before other income (expense), depreciation and amortization expense, interest expense, income taxes, and identifiable assets for each of the Company's segments are as follows:


                                                         For The Three Months
                                                           Ended March 31,
                                                          2005          2004
                                                        ________      ________

NET SALES
Ballistic-resistant equipment                           $ 83,311      $ 72,563
Protective athletic & sports products                      2,154         1,840
                                                        ________      ________
Consolidated net sales                                  $ 85,465      $ 74,403
                                                        ========      ========

INCOME BEFORE OTHER INCOME (EXPENSE)
Ballistic-resistant equipment                           $ 15,622      $ 13,365
Protective athletic & sports products                        317           317
Corporate and other (1)                                   (3,368)       (2,789)
                                                        ________      ________
Consolidated income before other income (expense)       $ 12,571      $ 10,893
                                                        ========      ========

DEPRECIATION AND AMORTIZATION EXPENSE
Ballistic-resistant equipment                           $    140      $    140
Protective athletic & sports products                          7            31
Corporate and other                                           57            34
                                                        ________      ________
Consolidated depreciation and amortization expense      $    204      $    205
                                                        ========      ========

INTEREST EXPENSE
Ballistic-resistant equipment                           $    544      $    298
Protective athletic & sports products                         --            --
Corporate and other (2)                                       --             1
                                                        ________      ________
Consolidated interest expense                           $    544      $    299
                                                        ========      ========

INCOME BEFORE INCOME TAXES
Ballistic-resistant equipment                           $ 10,892      $ 10,118
Protective athletic & sports products                        317           310
Corporate and other (2)                                      835           176
                                                        ________      ________
Consolidated income before income tax expense           $ 12,044      $ 10,604
                                                        ========      ========

INCOME TAXES
Ballistic-resistant equipment                           $    669      $    615
Protective athletic & sports products                         --            --
Corporate and other (2)                                    3,602         3,571
                                                        ________      ________
Consolidated income tax expense                         $  4,271      $  4,186
                                                        ========      ========






                                                       March 31,    December 31,
                                                            2005            2004
                                                       _________    ____________
IDENTIFIABLE ASSETS
Ballistic-resistant equipment                           $148,476      $138,370
Protective athletic & sports products                      3,579         5,018
Corporate and other (2)                                    2,514         2,469
                                                        ________      ________
Consolidated total assets                               $154,569      $145,857
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

         The Company is currently the subject of an investigation by the Securities and Exchange Commission (the "SEC"), with respect to certain related party transactions and executive compensation matters regarding the Company and affiliates of Mr. David H. Brooks, the Company's Chief Executive Officer. The Company and Mr. Brooks are cooperating with the SEC in this investigation. In addition, the Audit Committee expects to periodically monitor the status and performance of related party transactions to assess the benefits to the Company and the related party's compliance with its contractual obligations.

         The Company is involved in other litigation, none of which it considers to be material or believes would, if adversely determined, have a material adverse effect on its financial condition or operations.

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

NOTE 9. RECENTLY ISSUED ACCOUNTING STANDARDS


         In December 2003, the Financial Accounting Standards Board issued FASB Interpretation Number 46-R ("FIN 46-R") "Consolidation of Variable Interest Entities." FIN 46-R, which modifies certain provisions and effective dates of FIN 46, sets forth criteria to be used in determining whether an investment in a variable interest entity should be consolidated. These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity. The Company believes that currently, it does not have any material arrangements that meet the definition of a variable interest entity, which would require consolidation.

         In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4" (SFAS No. 151). SFAS No. 151 requires all companies to recognize a current-period charge for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. This statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial statements.

         In December 2004, the FASB issued SFAS No.123(R), "Share-Based Payment" (SFAS No. 123(R). This statement replaces SFAS No. 123 and supersedes APB 25. SFAS 123 (R) requires all stock-based compensation to be recognized as an expense in the financial statements and that such cost be measured according to the fair value of stock options. SFAS 123 (R) will be effective for annual periods beginning after June 15, 2005. While the Company currently provides the pro forma disclosures required by SFAS No. 148 on a quarterly basis (see "Note 1 Stock Based Compensation"), it is currently evaluating the impact this statement will have on its consolidated financial statements.

         In December 2004, the FASB issued SFAS No. 153, "Exchanges on Nonmonetary Assets - An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" (SFAS 153) SFAS eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial statements.

         In March 2005, the FASB issued Interpretation No. 47 ("FIN 47), "Accounting for Conditional Asset Retirement Obligations", an interpretation of FASB Statement No. 143, "Accounting for Asset Retirement Obligations." The interpretation clarifies that the term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The effective date of this interpretation is no later than the end of fiscal years ending after December 15, 2005. The Company is currently investigating the effect, if any, that FIN 47 would have on the Company's financial position, cash flows and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         We are a manufacturer and provider of bullet and projectile-resistant garments, including fragmentation protective vests, and related accessories, which are used domestically and internationally by military, law enforcement, security and corrections personnel, as well as other governmental agencies. We also manufacture and distribute protective athletic apparel and equipment, including a wide variety of knee, ankle, elbow, wrist and back supports and braces that assist serious athletes, weekend sports enthusiasts and general consumers in their respective sports and everyday activities.

         We are a holding company and we conduct our business through two divisions, the DHB Armor Group and the DHB Sports Group. The Armor Group represented approximately 98%, 97% and 96% of our consolidated revenues during 2004, 2003 and 2002, respectively. The balance of the consolidated revenues are attributable to the Sports Group. Our products are sold both nationally and internationally. Sales to the U.S. military comprise the largest portion of the Armor Group's business, followed by sales to federal, state and local law enforcement agencies, including correctional facilities. Accordingly, any substantial increase or decrease in government spending or any change in emphasis in defense and law enforcement programs could have a material effect on the Armor Group's business. The Sports Group manufactures and markets a variety of sports medicine, protective gear, and health support products under its own labels, private labels and house brands for major retailers.

         We derive substantially all of our revenues from sales of our products. As indicated in the financial information included in this report, we have experienced substantial increases in our revenues in the past several years, which we attribute primarily to demand from the U.S. military and federal, state and local law enforcement for the products of the Armor Group. Our ability to maintain recent revenue levels will be highly dependent on continued demand for our body armor and projectile-resistant clothing. Although we do not foresee an immediate material reduction in such demand, we have no assurance that government agencies will not refocus their expenditures based on changed circumstances or otherwise, that we will be able to diversify into alternate markets or alternate products, or that we will be able to increase our market share through acquisitions of other businesses.

         Due to our growth, we have outgrown our small business status under government procurement regulations. Although the loss of our small business status makes us ineligible for certain set-asides under government contracting regulations, we believe that our current size permits us to manage larger orders and credibly bid on major procurement contracts under which small businesses would be our subcontractors.

         Our market share is highly dependent upon the quality of our products, and our ability to deliver our products in a prompt and timely fashion. To meet projected demand, and to maintain our ability to deliver quality products in a timely manner, in April 2004, we moved into a new, expanded production facility in Pompano Beach, Florida. Our current strategic focus is on quality and delivery, which we believe are the key elements in obtaining additional and repeat orders under our existing procurement contracts with the U.S. military and other governmental agencies.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004

         For the three months ended March 31, 2005, consolidated net sales were approximately $85.5 million, an increase of 15% over consolidated net sales of $74.4 million for the three months ended March 31, 2004. The Armor Group's net sales increased nearly 15% from $72.6 million for the three months ended March 31, 2004 to $83.3 million for the three months ended March 31, 2005 due primarily to substantially increased shipments to the United States military. The Sports Group's net sales for the three months ended March 31, 2005 increased 17% to approximately $2.2 million, as compared to $1.8 million for the three months ended March 31, 2004. Contributing to the increase in the Sports Group's net sales was the addition of a west coast drug store chain, Longs Drug Stores, to the Sports Group's customer base.

         Gross profit for the quarter ended March 31, 2005 was approximately $23.4 million (27.4% of net sales), as compared to approximately $20.8 million (27.9% of net sales) for the three months ended March 31, 2004.

         Selling, general and administrative expenses were $10.8 million or 12.7% of net sales for the three months ended March 31, 2005 versus $9.9 million or 13.3% of net sales for the three months ended March 31, 2004. This decrease as a percentage of sales is attributable to lower commission on the sales mix. Driven primarily by the sales increases, operating income increased to $12.6 million for the first three months of 2005 versus $10.9 million for the first three months of 2004.

         Interest expense for the three months ended March 31, 2005 increased 81.9% to $544,000 compared to approximately $299,000 for the three months ended March 31, 2004. This increase was due primarily to increased borrowings under our line of credit. The primary use of this increased borrowings was to pay $14.3 million in taxes during the quarter ended March 31, 2005. This amount represents the balance of taxes due for the year ended December 31, 2004 and the estimate for the first quarter of 2005. Cash paid for taxes of $3.9 million was funded by the line of credit during the quarter ended March 31, 2004.

         Income before taxes was approximately $12.0 million for the three months ended March 31, 2005, compared to income before taxes of approximately $10.6 million for the three months ended March 31, 2004. Income tax expense for the three months ended March 31, 2005 were approximately $4.3 million while income tax expense for the three months ended March 31, 2004 were approximately $4.2 million. The effective tax rate for the first quarter of 2005 was 35.5% as compared to 39.5% during the first quarter of 2004.

         After the payment of preferred stock dividends of approximately $90,000 per quarter, income available to common stockholders was $7.6 million for the three months ended March 31, 2005 or $0.17 per diluted share, as compared with income available to common stockholders of $6.3 million or $0.14 per diluted share for the three months ended March 31, 2004. The weighted average shares outstanding on a diluted basis for the three months ended March 31, 2005 was 46,111,906 as compared to 45,142,033 for the three months ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

         We expect that our primary working capital requirements over the next twelve months will be to assist our subsidiaries in financing their working capital requirements. Our operating subsidiaries sell the majority of their products on 30 to 90-day terms. We need working capital to finance the receivables, manufacturing process and inventory. Working capital at March 31,

2005 was $116.0 million as compared to working capital of $107.1 million at December 31, 2004. Although our working capital increased during 2005, cash used in operations increased to approximately $5.0 million in the three months ended March 31, 2005 compared to cash used in operations of $3.2 million in the three months ended March 31, 2004. The main cause of our negative operating cash flow is the substantial growth we have been experiencing.

         The underlying drivers of operating cash flows are the inflows and outflows of funds. Our cash inflows are principally cash collections from customers. As a result of our growth, we have experienced increases in our accounts receivable, which have caused our cash inflows from operations to lag behind our net sales. However, during the three months ended March 31, 2005, we had cash collections from customers of $88.9 million compared to net sales of approximately $85.5 million. As a comparison, for the three months ended March 31, 2004 our cash collections of approximately $70.3 million lagged our net sales of $74.4 million. Our cash outflows are principally manufacturing costs plus the buildup of inventory to accommodate future growth and to secure certain raw materials. As a result of our growth, our cash outflows related to manufacturing cost plus increased inventory have outpaced our cost of goods sold. Our cash outflows for manufacturing costs plus inventory buildup were $81.6 million and $62.2 million for the three months ended March 31, 2005 and 2004, respectively, compared to cost of goods sold of approximately $62.0 million and $53.6 million for such periods, respectively.

         On March 15, 2005, we amended our bank credit agreement, to increase the total borrowing limit from $45 million to $55 million. Our credit agreement includes a credit facility under which we may borrow, on a revolving basis, up to $37 million on 85% of eligible accounts receivable. The credit agreement also includes a term loan under which we borrowed the principal amount of $18 million which we used to repay our $12.5 million term loan and which is amortized at the rate of $2 million per quarter commencing July 2005. On March 15, 2004, we amended our bank credit agreement to increase the total borrowing limit from $35 million to $45 million and we borrowed a term loan in the principal amount of $12.5 million, which was amortized at the rate of $1,000 per quarter commencing July 2004. Borrowings under the Credit Agreement bear interest, at our option, at the bank's prime rate (5.75% at March 31, 2005) or LIBOR plus 1.75% per annum on the credit facility and LIBOR plus 2.25% on the term loan. At March 31, 2005, we had a LIBOR loan outstanding on our revolving credit facility with a rate of 4.45%. The borrowings under the credit agreement are collateralized by a first security interest in substantially all of our assets.

         Our credit facility includes both affirmative and negative covenants customary for a financing of this nature. Among other provisions, our credit facility requires us to maintain a (1) minimum tangible net worth, as defined,
(2) fixed charge coverage ratio, and (3) earnings before interest, taxes, depreciation and amortization. Our Credit Facility has certain restrictive covenants that limit our ability to pay dividends to our common stockholders or repurchase treasury shares and which limit the total amount of our capital expenditures to $2 million during any year. As described below, we do not anticipate our capital expenditures to reach this $2 million limit. These restrictive covenants require us to obtain prior approval from the bank before paying common stock dividends or repurchasing shares. The credit facility has a 1% prepayment penalty through October 1, 2005. We believe that these restrictive covenants do not have a material impact on our liquidity and capital resources.

         Our capital expenditures in the three months ended March 31, 2005 decreased substantially to $112,000 as compared to $778,000 for the three months ended March 31, 2004. During the three months ended March 31, 2004, we purchased additional machinery, equipment, furniture and fixtures and leasehold improvements to equip our new warehouse and administrative facility in Florida for our Point Blank subsidiary and a new location for our corporate headquarters. During the remainder of 2005, we currently anticipate approximately $300,000 in capital expenditures to construct a new state of the art ballistic testing range at Point Blank's Pompano Beach facility in addition to our normal capital expenditures of approximately $800,000 for total anticipated capital expenditures of approximately $1.1 million.

         We believe that our existing credit line, together with funds generated from operations, will be adequate to sustain our operations (including projected capital expenditures) for the next 12 months. Historically, we have been successful in obtaining increases in our revolving credit facility, as required; in order to finance the increased working capital needs brought on by the expansion of our business. However, we have no assurance that we will be able to obtain further such increases if needed, and we may be required to explore other potential sources of financing (including the issuance of equity securities and, subject to the consent of our lender, other debt financing) if we continue to experience escalating demand for our products.

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

EFFECT OF INFLATION AND CHANGING PRICES

         We did not experience any material increases in raw material prices during the three months ended March 31, 2005.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and our future results that are based on our current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions that speak as of the date hereof and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form10-K/A for the year ended December 31, 2004 and in other reports that we have filed with the Securities and Exchange Commission. You are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. We undertake no obligation to revise or update publicly any forward-looking statements to reflect any change in the expectations of our management with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not issue or invest in financial instruments or their derivatives for trading or speculative purposes. Our market risk is limited to fluctuations in interest rates as it pertains to our borrowings under our $55 million credit facility. We can borrow at either the prime rate of interest or LIBOR plus 1.75%. Any increase in these reference rates could adversely affect our interest expense. The change in the interest rate for 2005 was immaterial. The extent of market rate risk associated with fluctuations in interest rates is not quantifiable or predictable because of the volatility of future interest rates and business financing requirements. However, given the small percentage change in the past, we do not currently expect any changes in the interest rate to have a material effect on our operating results. If interest rates increased 1%, then the interest expense would increase approximately $407,000.

         Aggregate maturities of our long-term debt are as follows:

         For the years ended December 31, 2005

         2005       $ 5,000,000
         2006         8,000,000
         2007        27,747,000
                    ___________
                    $40,747,000

         The Company estimated that the fair value of its long-term debt approximates its carrying value.

         Our international transactions are predominately denominated in U.S. dollars, mitigating any market risk resulting from foreign currency exchange fluctuations. We do not have any material sales, purchases, assets or liabilities denominated in currencies other than the U.S. Dollar, and as such, we are not subject to material foreign currency exchange rate risk.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The disclosure controls and procedures evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures are also designed to ensure that such information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

         Based upon the disclosure controls and procedures evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.


CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

         As mentioned in our filing on Form 8-K dated April 14, 2005, as of December 31, 2004, there existed certain significant deficiencies in our systems of inventory valuation rendering such systems inadequate to accurately capture cost of materials and labor components of certain work in progress and finished goods inventory. During the three months ended March 31, 2005, we have worked to strengthen our internal controls relating to the matters described above and such efforts include: instituting additional controls, enforcing existing policies and providing oversight with respect to insuring that we accurately capture the cost of materials and labor components of certain work in process and finished good inventory, hiring an additional inventory manager, and continuing to interview candidates with the intention of hiring additional personnel to provide additional support in implementing and improving our system. Our management, including the CEO and the CFO, believes the results of the corrective actions that we have initiated will be effective in addressing the deficiency in internal controls described above. The attestation report of Weiser LLP also identified what that firm considers to be two additional weaknesses in internal controls: (1) failure of the Company to complete consultation with Weiser LLP prior to filing Form 10-K for the year ended December 31, 2004; and (2) a need to enhance and strengthen the Audit Committee to improve the Committee's effectiveness. Although the Company does not believe that Weiser LLP has a proper basis for its conclusions, the Company takes Weiser LLP's views seriously and intends to explore opportunities to improve the process of preparing its filings with the Securities and Exchange Commission and the effectiveness of its Audit Committee.

         Except as described above, there have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during our fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On January 3, 2005, a class action lawsuit was filed against us in the Circuit Court of the Seventeenth Judicial Circuit in Broward County, Florida by a police organization and individual police officers, because of concerns regarding the effectiveness and durability of body armor with high concentrations of Zylon in the Company's bullet-resistant soft body armor (vests). In February 2005, we reached a preliminary settlement with respect to the class action lawsuit filed, subject to final court approval. We do not expect this settlement to have a material adverse effect on our financial position.

         We are currently the subject of an investigation by the Securities and Exchange Commission with respect to certain related party transactions and executive compensation matters regarding the Company and affiliates of Mr. David
H. Brooks (our Chief Executive Officer). The Company and Mr. Brooks are cooperating with the Securities and Exchange Commission in this investigation. In addition, the Audit Committee expects to periodically monitor the status and performance of related party transactions to assess the benefits to the Company and the related party's compliance with its contractual obligations.

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

Not Applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

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


Dated May 10, 2005                           DHB INDUSTRIES, INC.
                                             (Registrant)



                                             By:  /s/ DAVID H. BROOKS
                                             ____________________________
                                             David H. Brooks
                                             Chief Executive Officer
                                             and Chairman of the Board



                                             /s/ DAWN M. SCHLEGEL
                                             ____________________________
                                             Dawn M. Schlegel
                                             Chief Financial Officer and
                                             Principal Accounting Officer