Form 10-Q
period 2005-06-30
DHB INDUSTRIES INC
filed 2005-08-08
CIK 899166

=======================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------
                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                              FOR THE QUARTER ENDED
                                  June 30, 2005

                         Commission File No. 001-13112


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

                                Yes [ X ] No [ ]

As of August 5, 2005, there were 45,377,575 shares of Common Stock, $.001 par value, outstanding.
     ======================================================================

                                      INDEX

PART I.  FINANCIAL INFORMATION                                              PAGE

Item 1.  Financial Statements

      Condensed Consolidated Balance Sheets as of June 30, 2005
               (Unaudited) and December 31, 2004                              3

      Unaudited Condensed Consolidated Statements of Operations
               for the Three Months and Six Months Ended June 30,
               2005 and 2004                                                  4

      Unaudited Condensed Consolidated Statements of Cash Flows
               For the Six Months Ended June 30, 2005 and 2004                5

      Notes to Unaudited Condensed Consolidated Financial Statements       6-13

Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                  13-19

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          19

Item 4. Controls and Procedures                                           20-21

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                    21

Item 2. Changes in Securities and Use of Proceeds                            21

Item 3. Defaults Upon Senior Securities                                      22

Item 4. Submission of Matters to a Vote of Security Holders                  22

Item 5. Other Information                                                    22

Item 6. Exhibits                                                             22

Signatures                                                                   23

ITEM 1. FINANCIAL STATEMENTS


                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)
                                                                                           June 30,
                                                                                               2005     December 31,
                                                                                               ----
             ASSETS                                                                      (UNAUDITED)          2004
                                                                                         -----------          ----
             Current assets
             Cash and cash equivalents                                                          $62           $447
             Accounts receivable, less allowance for doubtful accounts of
                 $762 and $702, respectively                                                 37,640         47,560
             Accounts receivable - related party                                                             6,583
             Inventories                                                                    101,353         85,973
             Deferred income tax assets                                                         615            483
             Prepaid expenses and other current assets                                        1,771          1,220
                                                                                            -------        -------
             Total current assets                                                           141,441        142,266
                                                                                            -------        -------

             Property and equipment, net                                                      2,477          2,632
                                                                                            -------        -------

             Other assets
             Deferred income tax assets                                                         580            593
             Deposits and other assets                                                        1,122            366
                                                                                            -------        -------
             Total other assets                                                               1,702            959
                                                                                            -------        -------
             Total assets                                                                  $145,620       $145,857
                                                                                           ========       ========

             LIABILITIES AND STOCKHOLDERS' EQUITY
             Current liabilities
             Current maturities of term loan payable                                         $8,000         $4,000
             Accounts payable                                                                10,891          8,014
             Accrued expenses and other current liabilities                                   7,160          8,350
             Income taxes payable                                                             5,373         14,816
                                                                                            -------        -------
             Total current liabilities                                                       31,424         35,180
                                                                                            -------        -------

             Long-term liabilities
             Notes payable-bank                                                              10,708         25,634
             Term loan payable                                                                9,000          6,500
             Other liabilities                                                                1,134          1,086
                                                                                            -------        -------

             Total liabilities                                                               52,266         68,400
                                                                                            -------        -------

             Commitments and contingencies

             Minority interest in consolidated subsidiary                                       555            431

             Stockholders' equity
             Convertible   preferred  stock,   $0.001  par  value,   5,000,000  shares            1              1
               authorized,  500,000  shares  of Series  A, 12%  convertible  preferred stock issued and outstanding; liquidation preference $3,000
             Common stock, $0.001 par value, 100,000,000 shares                                  45             45
               authorized, 45,337,575 and 45,282,536 issued and outstanding
             Additional paid in capital                                                      36,096         35,540
             Retained earnings                                                               56,657         41,440
                                                                                            -------        -------
             Total stockholders' equity                                                      92,799         77,026
                                                                                            -------        -------
             Total liabilities and stockholders' equity                                    $145,620       $145,857
                                                                                           ========       ========

           (See Notes to Condensed Consolidated Financial Statements)


                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (In thousands, except share and per share data)

                                                                 For the Three Months Ended      For the Six Months Ended
                                                                       June 30,                       June 30,
                                                                    2005            2004          2005            2004
                                                                    ------          ------        ------          ----
Net sales                                                          $88,196         $86,066      $173,661        $160,469

Cost of goods sold (includes related party purchases
   of $2,535, $4,917, $11,874, and $8,219,
   respectively)                                                    64,166          62,186       126,244         115,824
                                                                    ------          ------       -------         -------

Gross profit                                                        24,030          23,880        47,417          44,645

Selling, general and administrative expenses                        11,388          10,890        22,204          20,762
                                                                    ------          ------       -------         -------

Income before other income (expense)                                12,642          12,990        25,213          23,883
                                                                    ------          ------       -------         -------

Other income (expense)
Interest expense                                                     (645)           (359)       (1,189)           (658)
Other income                                                            10               4            27              14
                                                                    ------          ------       -------         -------
Total other income (expense)                                         (635)           (355)       (1,162)           (644)
                                                                    ------          ------       -------         -------

Income before income taxes and minority interest                    12,007          12,635        24,051          23,239

Income taxes                                                         4,259           4,936         8,530           9,122
                                                                    ------          ------       -------         -------

Income before minority interest of subsidiary                        7,748           7,699        15,521          14,117

Minority interest of subsidiary                                       (60)            (39)         (124)            (98)
                                                                    ------          ------       -------         -------

Net income                                                           7,688           7,660        15,397          14,019

Dividend - convertible preferred stock                                (90)            (90)         (180)           (180)
                                                                    ------          ------       -------         -------

Income available to common stockholders                             $7,598          $7,570       $15,217         $13,839
                                                                    ======          ======       =======         =======

Earnings per common share:

Basic                                                                $0.17           $0.19         $0.34           $0.34
                                                                     =====           =====         =====           =====
Diluted                                                              $0.17           $0.17         $0.33           $0.31
                                                                     =====           =====         =====           =====

Weighted average shares outstanding:
Basic shares                                                    45,300,796      40,808,345    45,297,388      40,776,064
Effect of convertible preferred stock                              500,000         500,000       500,000         500,000
Warrants                                                           220,705       4,430,932       269,315       4,164,590
                                                                   -------       ---------       -------       ---------
Diluted shares                                                  46,021,501      45,739,277    46,066,703      45,440,654
                                                                ==========      ==========    ==========      ==========

           (See Notes to Condensed Consolidated Financial Statements)


                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 (In thousands, except share and per share data)

                                                                      For the Six Months Ended
                                                                                June 30,
                                                                         2005            2004
                                                                         ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                            $15,397         $14,019
Adjustments to reconcile net income to net cash and cash
    equivalents provided by (used in) operating activities:
Depreciation and amortization                                             412             427
Amortization of deferred financing costs                                   12              74
Provision for doubtful accounts                                            60              84
Minority interest of subsidiary                                           124              98
Stock issued for services                                                 369              --
Deferred income tax (benefit) expense                                   (119)            (34)
Changes in operating assets and liabilities
Accounts receivable                                                    16,443        (25,164)
Inventories                                                          (15,380)        (19,589)
Prepaid expenses and other current assets                               (551)           (108)
Deposits and other assets                                               (768)            (28)
Accounts payable                                                        2,877           3,207
Income taxes payable                                                  (9,443)           4,183
Accrued expenses and other current liabilities                        (1,190)           3,196
Other liabilities                                                          48             210
                                                                     --------        --------
Net cash provided by (used in) operating activities                     8,291        (19,425)
                                                                     --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                     (257)         (1,633)
                                                                     --------        --------
Net cash used in investing activities                                   (257)         (1,633)
                                                                     --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid on preferred stock                                       (180)           (180)
Payments on notes payable - bank                                    (157,364)       (117,370)
Proceeds of notes payable - bank                                     142,438         125,692
Proceeds of term loan                                                  8,500          12,500
Issuance costs of long-term debt                                          --             (83)
Payments on long-term debt                                            (2,000)             --
Proceeds upon the exercise of warrants                                   187             160
                                                                     --------        --------

Net cash provided by financing activities                             (8,419)         20,719
                                                                     --------        --------

Net increase (decrease) in cash and cash equivalents                    (385)           (339)

Cash and cash equivalents at beginning of the period                     447             441
                                                                     --------        --------

Cash and cash equivalents at end of the period                        $   62            $102
                                                                     ========        ========


           (See Notes to Condensed Consolidated Financial Statements)

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of DHB Industries, Inc. and subsidiaries (collectively "DHB" or the "Company") as of June 30, 2005 and for the three months and six months ended June 30, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The unaudited financial statements include all adjustments, consisting only of normal and recurring adjustments, which, in the opinion of management, were necessary for a fair presentation of financial condition, results of operations and cash flows for such periods presented. However, these results of operations are not necessarily indicative of the results for any other interim period or for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been omitted in accordance with published rules and regulations of the Securities and Exchange Commission (the "SEC"). These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K and amendments thereto for the year ended December 31, 2004 filed with the SEC on March 17, 2005.

NOTE 2. STOCK BASED COMPENSATION

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

The weighted-average warrant fair values and assumptions used to estimate these values are as follows:

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

NOTE 2. STOCK BASED COMPENSATION - (Continued)

                                                    Warrants Issued During
                                                     2005             2004
                                                     ----             ----
      Risk-free interest rate                        3.60%            3.12%
      Expected volatility of common stock           79.03%           93.96%
      Dividend yield                                 0.00%            0.00%
      Expected option term                        4.44 years        4.3 years

The Company's net income and earnings per share would have been reduced to the pro forma amounts shown below if compensation cost had been determined based on the fair value at the grant dates in accordance with SFAS No. 123 and 148, "Accounting for Stock-Based Compensation."


                                                                             For the Three Months       For the Six Months
                                                                                 Ended June 30,            Ended June 30,
                                                                                2005        2004         2005        2004
                                                                                ----        ----         ----        ----

Net income                                                                    $7,688      $7,660      $15,397     $14,019

Deduct: compensation determined under fair value based method for
     all awards, net of related tax effect                                       454       1,392          461       1,608
                                                                              ------      ------      -------      ------

Net income pro forma                                                           7,234       6,268       14,936      12,411

Less dividend - preferred stock                                                   90          90          180         180
                                                                              ------      ------      -------      ------

Income available to common stockholders, pro forma                            $7,144      $6,178      $14,756     $12,231
                                                                              ------      ------      -------      ------


Basic earnings per common share

As reported                                                                    $0.17       $0.19        $0.34       $0.34
Pro forma                                                                      $0.16       $0.15        $0.33       $0.30

Diluted earnings per common share

As reported                                                                    $0.17       $0.17        $0.33       $0.31
Pro forma                                                                      $0.16       $0.14        $0.32       $0.27


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

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

NOTE 3. STOCK WARRANTS

Warrants

On May 24, 2005 the Board of Directors awarded three key employees a total of 750,000 warrants exercisable at $7.66 per share, vesting 210,000 warrants per annum commencing May 24, 2006, which expire May 24, 2009. In addition on June 2, 2005, the Board of Directors issued a key executive 600,000 warrants with an exercise price of $7.69 expiring June 2, 2010, and vesting 100,000 warrants on September 2, 2005 and 100,000 warrants on every anniversary date commencing June 2, 2006. During the six months ended June 30, 2004, the six members of the Company's Board of Directors were issued 50,000 warrants each, exercisable at $5.88 per share for five years. During the six month period ended June 30, 2005 and 2004 employees exercised warrants to purchase 30,000 and 80,000 shares, respectively of the Company's unregistered common stock at an average price of $6.26 and $2.00 per share, respectively.

Subsequent to June 30, 2005, options to purchase 5,250,000 common shares were issued to the CEO and Chairman, pursuant to the terms of his 2000 employment agreement, with an exercise price of $1.00 per share vesting 1,500,000 immediately and 750,000 on each anniversary. The intrinsic value of the warrants that vested immediately was approximately $11,295,000 which will be included as a non-cash compensation expense during the third quarter ended September 30, 2005.

In addition, on July 29, 2005, the shareholders of the Company approved its 2005 Omnibus Stock Option Plan ("the 2005 Plan"). Pursuant to the 2005 Plan, our officers, directors, employees and/or consultants and/or those of our subsidiaries would be able to receive incentive stock options, non-qualified stock options, restricted stock awards, deferred stock awards, bonus stock, stock appreciation rights (SARs) dividend equivalents, and/or other stock-based awards with respect to up to an aggregate of 2,500,000 shares of the Common Stock. In each fiscal year during any part of which the 2005 Plan is in effect, no participant may be granted: (i) options or stock appreciation rights with respect to more than 1,000,000 shares or (ii) restricted stock performance awards and/or other stock-based awards with respect to more than 1,000,000 shares. In addition, the maximum dollar value payable to any one participant with respect to any performance period with respect to any performance awards is $1,000,000 multiplied by the number of full years in the performance period

During the three and six months ended June 30, 2005 and 2004, all outstanding warrants were included in the computation of diluted earnings per share.

During the six months ended June 30, 2005, the Company issued 25,040 unregistered shares of its common stock in settlement of a lawsuit with a former consultant. The value of this non-cash settlement was approximately $369,000 and is included in selling, general and administrative expenses during the quarter ended March 31, 2005. No unregistered shares were issued during the six months ended June 30, 2004 other than the stock warrant issuances described above.

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

NOTE 4.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                             For the Six Months
                                                                Ended June 30,
    Cash paid for:                                          2005           2004
                                                            ----           ----
    Interest                                              $1,189           $644
    Taxes                                                 18,053          5,883

    Non-cash financing and investing activities:
    Revolving credit loan refinanced to long-term debt   $12,500        $12,500


NOTE 5.  INVENTORIES

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and are summarized as follows:

                                            June 30,       December 31,
                                               2005                2004
                                              ------               ----
    Raw materials and supplies               $33,987            $31,695
                                                   -
    Work in process                           22,776             18,815
    Finished goods                            44,590             35,463
                                              ------             ------
                                            $101,353            $85,973
                                            ========            =======


NOTE 6.   LONG-TERM DEBT

On March 15, 2005, the Company amended its bank credit agreement (the "Credit Agreement"), which increased the total borrowing limits from $45,000 to $55,000. Pursuant to the Credit Agreement, the Company may borrow, on a revolving basis, up to $37,000 on 85% of eligible accounts receivable (the "Credit Facility"), and the Company borrowed a term loan in the principal amount of $18,000 (repaying the $12.5 million dollar term loan), amortizing at the rate of $2,000 per quarter commencing July 2005. This agreement will expire on October 1, 2007. Previously, on March 15, 2004, the Company had amended its bank credit agreement to increase the total borrowing limits from $35,000 to $45,000 and the Company borrowed a term loan in the principal amount of $12,500, amortizing at the rate of $1,000 per quarter commencing July 2004. Borrowings under the Credit Agreement bear interest, at the Company's option, at the bank's prime rate (6.25% at June 30, 2005) or LIBOR plus 1.75% per annum on the Credit Facility, and at the bank's prime rate or LIBOR plus 2.25% on the term loan. At June 30, 2005, the Company had a LIBOR loan outstanding on the credit facility at a rate of 5.66%. The borrowings under the Credit Agreement are collateralized by a first security interest in substantially all of the assets of the Company.

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

NOTE 7. SEGMENT INFORMATION

The Company operates in two principal segments: ballistic-resistant equipment, and protective athletic and sports products. Net sales, income before other income (expense), depreciation and amortization expense, interest expense, income taxes, and identifiable assets for each of the Company's segments are as follows:

                                                                       For The Three Months            For The Six Months
                                                                           Ended June 30,                 Ended June 30,
NET SALES                                                              2005             2004           2005          2004
---------                                                              ----             ----           ----          ----
Ballistic-resistant equipment                                       $85,746          $84,375       $169,052      $156,938
Protective athletic & sports products                                 2,450            1,691          4,609         3,531
                                                                    -------          -------       --------      --------
Consolidated net sales                                              $88,196          $86,066       $173,661      $160,469
                                                                    =======          =======       ========      ========

INCOME BEFORE OTHER INCOME (EXPENSE)
Ballistic-resistant equipment                                       $14,819          $15,874        $30,441       $29,239
Protective athletic & sports products                                   220              303            537           620
Corporate and other (1)                                             (2,397)          (3,187)        (5,765)       (5,976)
                                                                    -------          -------        -------       -------
Consolidated income before other income (expense)                   $12,642          $12,990        $25,213       $23,883
                                                                    =======          =======        =======       =======

DEPRECIATION AND AMORTIZATION EXPENSE
Ballistic-resistant equipment                                          $143             $141           $282          $281
Protective athletic & sports products                                     7               30             14            61
Corporate and other                                                      59               51            116            85
                                                                       ----             ----           ----          ----
Consolidated depreciation and amortization expense                     $209             $222           $412          $427
                                                                       ====             ====           ====          ====

INTEREST EXPENSE
Ballistic-resistant equipment                                         $ 644            $ 359        $ 1,187         $ 657
Protective athletic & sports products                                    --               --             --            --
Corporate and other (1)                                                   1               --              2             1
                                                                       ----             ----         ------          ----
Consolidated interest expense                                          $645             $359         $1,189          $658
                                                                       ====             ====         ======          ====

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST
Ballistic-resistant equipment                                       $10,198           $7,770         21,090        17,888
Protective athletic & sports products                                   220              303            537           613
Corporate and other (1)                                               1,589            4,562          2,424         4,738
                                                                      -----            -----          -----         -----
Consolidated income before income tax expense
                                                                    $12,007          $12,635        $24,051       $23,239
                                                                    =======          =======        =======       =======

INCOME TAXES
Ballistic-resistant equipment                                         $ 626            $ 594        $ 1,296       $ 1,209
Protective athletic & sports products                                    --               --             --            --
Corporate and other (1)                                               3,633            4,342          7,234         7,913
                                                                      -----            -----          -----         -----
Consolidated income tax expense                                      $4,259           $4,936         $8,530        $9,122
                                                                     ======           ======         ======        ======


                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

NOTE 7. SEGMENT INFORMATION - Continued

                                            June 30, 2005     December 31, 2004
                                            -------------     -----------------
IDENTIFIABLE ASSETS
Ballistic-resistant equipment                    $138,779              $138,370
Protective athletic & sports products               3,950                 5,018
                                                  -------              --------
                                                  142,729               143,388
Corporate and other (2)                             2,891                 2,469
                                                  -------              --------
Consolidated total assets                        $145,620              $145,857
                                                 ========              ========

(1) Corporate and other expenses include corporate general and administrative expenses.
(2) Corporate and other assets are principally deferred income tax assets and property and equipment.

NOTE 8.  CONTINGENCIES

On January 3, 2005, a class action lawsuit was filed against us in the Circuit Court of the Seventeenth Judicial Circuit in Broward County, Florida by a police organization and individual police officers, alleging concerns regarding the effectiveness and durability of body armor with high concentrations of Zylon in the Company's bullet-resistant soft body armor (vests). In February 2005, we reached a preliminary settlement with respect to the class action lawsuit filed, subject to final court approval. The Company does not expect this settlement to have a material adverse effect on its financial position and has set up a reserve in accrued expenses for the approximate cost of the settlement.

The Company is currently the subject of an investigation by the Securities and Exchange Commission, with respect to certain related party transactions and executive compensation matters regarding the Company and affiliates of Mr. David
H. Brooks, the Company's Chief Executive Officer and Chairman. The Company and Mr. Brooks are cooperating with the Securities and Exchange Commission in this investigation. In addition, the Audit Committee periodically monitors the status, terms and performance of related party transactions to assess the benefits to the Company and the related party's compliance with its contractual obligations.

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


NOTE 10. RECENTLY ISSUED ACCOUNTING STANDARDS


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

In December 2004, the FASB issued SFAS No.123(R), "Share-Based Payment" (SFAS No. 123(R). This statement replaces SFAS No. 123 and supersedes APB 25. SFAS 123
(R) requires all stock-based compensation to be recognized as an expense in the financial statements and that such compensation be measured according to the grant-date fair value of stock options. SFAS 123 (R) will be effective for annual periods beginning after June 15, 2005. While the Company currently provides the pro forma disclosures required by SFAS No. 148 on a quarterly basis (see "Note 1 Stock Based Compensation"), and it is currently evaluating the impact this statement will have on its consolidated financial statements, the impact to the financial statements could be material in light of the recent wards of stock warrants and options to employees and the applicable vesting schedules. (See Note 2)

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


NOTE 10. RECENTLY ISSUED ACCOUNTING STANDARDS - (Continued)

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

In May 2005, the FASB issued SFAS No. 154, "ACCOUNTING FOR CHANGES AND ERROR CORRECTIONS, A REPLACEMENT OF APB OPINION NO. 20 AND FASB STATEMENT NO. 3" SFAS 154 applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle. This statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 carries forward without change the guidance contained in Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this standard to have a material impact on its financial condition, results of operations, or liquidity.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

We are a manufacturer and provider of bullet and projectile-resistant garments, including fragmentation protective vests, and related accessories. Our products are used domestically and internationally by military, law enforcement, security and corrections personnel, as well as other governmental agencies. We also manufacture and distribute protective athletic apparel and equipment, including a wide variety of knee, ankle, elbow, wrist and back supports and braces that assist serious athletes, weekend sports enthusiasts and general consumers in their respective sports and everyday activities.

We are a holding company and we conduct our business through subsidiaries in two divisions, the DHB Armor Group and the DHB Sports Group. The Armor Group represented approximately 98%, 97% and 96% of our consolidated revenues during 2004, 2003 and 2002, respectively. The balance of the consolidated revenues is attributable to the Sports Group. The Sports Group represented approximately 3% and 2% of our consolidated revenues during the six months ended June 30, 2005 and 2004, respectively. Our products are sold both nationally and internationally. Sales to the U.S. military comprise the largest portion of the Armor Group's business, followed by sales to federal, state and local law enforcement agencies, including correctional facilities. Accordingly, any substantial increase or decrease in government spending or any change in emphasis in defense and law enforcement programs would have a material effect on the Armor Group's business. The Sports Group manufactures and markets a variety of sports medicine, protective gear, and health support products under its own labels, private labels and house brands for major retailers.

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

RESULTS OF OPERATIONS

THREE MONTHS  ENDED JUNE 30,  2005,  COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2004

For the three months ended June 30, 2005 consolidated net sales were approximately $88.2 million, an increase of 2.4% over consolidated net sales of approximately $86.1 million for the three months ended June 30, 2004. The Armor Group's net sales increased nearly 2% from $84.4 million for the three months ended June 30, 2005 to approximately $85.7 million for the three months ended June 30, 2004, due primarily to increased shipments to the U.S. Military. The

Sports Group's net sales for the three months ended June 30, 2005 increased 47.0% to approximately $2.5 million, as compared to $1.7 million for the three months ended June 30, 2004. The primary reason for this increase is a new subcontracting contract for the Sports Group to produce elbow pads for another company. Gross profit for the quarter ended June 30, 2005 was approximately $24.03 million (27.2% of net sales), as compared to approximately $23.9 million (27.7% of net sales) for the quarter ended June 30, 2004.

The Company's selling, general and administrative expenses were approximately $11.4 million, or 12.9% of net sales for the three months ended June 30, 2005, versus approximately $10.9 million, or 12.7% of net sales for the three months ended June 30, 2004. Selling, general and administrative expenses will increase in the third quarter by approximately $11.3 million, as a result of the non-cash compensation expense associated with the warrants issued during this period. Driven primarily by the slight decrease in gross profit, operating income decreased slightly to approximately $12.6 million (14.3% of net sales) for the second quarter of 2005 versus approximately $13.0 million (15.1% of net sales) for the second quarter of 2004.

Interest expense for the three months ended June 30, 2005 increased 79.7% to approximately $645,000, compared to approximately $359,000 for the three months ended June 30, 2004. This increase is primarily the result of increased borrowing under the Company's credit facility to fund the Company's operations and continued growth.

Income before income taxes and minority interest of subsidiary was approximately $12.0 million for the three months ended June 30, 2005, compared to income before taxes of approximately $12.6 million for the three months ended June 30, 2004. Income taxes for the second quarter of 2005 were approximately $4.3 million while income taxes for the second quarter of 2004 were approximately $4.9 million. The effective tax rate for the second quarter of 2005 was 34.5% as compared to 39.0% during the second quarter of 2004.

On December 19, 2003, DHB's subsidiary Point Blank Body Armor, Inc. ("Point Blank") issued to Hightower Capital Management, LLC ("Hightower") shares of common stock of Point Blank representing approximately .65% of the outstanding capital stock of Point Blank, in exchange for inventory. The minority interest's share of the consolidated subsidiary's income was approximately $60,000 and $39,000 for the three months ended June 30, 2005 and 2004, respectively.

After the preferred stock dividends of approximately $90,000 per quarter, income available to common stockholders was approximately $7.6 million for each of the three month periods ended June 30, 2005 and 2004, or $0.17 per diluted share. The weighted average shares outstanding on a diluted basis for the three months ended June 30, 2005 were 46,021,501, as compared to 45,739,277 for the three months ended June 30, 2004.

SIX MONTHS ENDED JUNE 30, 2005, COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004

For the first half of 2005, consolidated net sales were approximately $173.7 million, an increase of 8.2% over consolidated net sales of approximately $160.5 million for the first half of 2004. The Armor Group's net sales increased nearly 7.8% from $156.9 million for the six months ended June 30, 2004 to approximately $169.1 million for the six months ended June 30, 2005, due primarily increased shipments to the U.S. Military. The Sports Group's net sales for the first half of 2005 increased 31.4% to approximately $4.6 million, as compared to approximately $3.5 million for the first half of 2004. The primary reason for this increase is a new subcontracting contract for the Sports Group to produce elbow pads for another company. Consolidated gross profit percentage declined slightly to 27.3% for the first half of 2005 as compared to approximately 27.8% for the first half of 2004.

The Company's selling, general and administrative expenses decreased slightly as a percentage of net sales. For the six months ended June 30, 2005, selling, general and administrative expenses were approximately $22.2 million (12.8% of net sales), versus approximately $20.8 million (12.9% of net sales) for the six months ended June 30, 2004. Selling, general and administrative expenses will increase in the third quarter by approximately $11.3 million, as a result of the non-cash compensation expense associated with the warrants issued during this period. Driven primarily by the slight decline in gross profit margins, income before other income (expense) decreased as a percent of sales to approximately $25.2 million (14.5% of net sales) for the six months ended June 30, 2005 versus approximately $23.9 million (14.9% of net sales) for the six months ended June 30, 2004.

Interest expense for the six months ended June 30, 2005 increased 80.7% to approximately $1.2 million (1.0% of net sales), compared to approximately $658,000 (0.5% of net sales) for the six months ended June 30, 2004. This increase is primarily the result of increased borrowings under the Company's credit facility.

Income before income taxes was approximately $24.1 million for the six months ended June 30, 2005, compared to income before taxes of approximately $23.2 million for the six months ended June 30, 2004. Income taxes for the six months ended June 30, 2005 were approximately $8.5 million while income taxes for the six months ended June 30, 2004 were approximately $9.1 million. The effective tax rate for the first six months of 2005 was 35.5% as compared to 39.3% for the first six months of 2004.

On December 19, 2003, DHB's subsidiary Point Blank Body Armor, Inc. ("Point Blank") issued to Hightower Capital Management, LLC ("Hightower") shares of common stock of Point Blank representing approximately .65% of the outstanding capital stock of Point Blank, in exchange for inventory. The minority interest's share of the consolidated subsidiary's income was approximately $124,000 and $98,000 for the six months ended June 30, 2005 and 2004, respectively. The total minority interest included in the balance sheet as of June 30, 2005 was approximately $555,000 as compared to approximately $431,000 as of December 31, 2004.

After the preferred stock dividends of approximately $180,000 for each of the six-month periods, income available to common stockholders was approximately $15.2 million for the six months ended June 30, 2005, or $0.33 per diluted share, as compared with income available to common stockholders of approximately $13.8 million, or $0.30 per diluted share, for the six months ended June 30, 2004. The weighted average shares outstanding on a diluted basis for the six months ended June 30, 2005 were 46,066,703, as compared to 45,440,654 for the six months ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

We expect that our primary working capital requirements over the next twelve months will be to assist our subsidiaries in financing their working capital requirements. Our operating subsidiaries sell the majority of their products on 30 to 90-day terms. We need working capital to finance the receivables, manufacturing process and inventory. Working capital at June 30, 2005 was $110.0 million as compared to working capital of $107.1 million at December 31, 2004. In addition to our increase in working capital during 2005, there was positive cash of $8.291 million provided from operations for the six months ended June 30, 2005 as compared to cash used in operations for $19.425 for the six months of June 30, 2004. The primary factor for the improvement in cash provided from operations is the decrease in accounts receivable, as the accounts receivable days outstanding improved to 39 days at June 30, 2005 as compared to 58 days at December 31, 2004.

The underlying drivers of operating cash flows are the inflows and outflows of funds. Our cash inflows are principally cash collections from customers.
Historically as a result of our growth, we have experienced increases in our accounts receivable, which have caused our cash inflows from operations to lag behind our net sales. However, during the six months ended June 30, 2005, our cash collections from customers of approximately $188.6 million exceeded our net sales of approximately $173.7 million. As a comparison, for the six months ended June 30, 2004, our cash collections of approximately $138.0 lagged our net sales of $160.5 million. Our cash outflows are principally manufacturing costs plus the buildup of inventory to accommodate future growth and to secure certain raw materials. As a result of our growth, our cash outflows related to manufacturing cost plus increased inventory have outpaced our cost of goods sold. Our cash outflows for manufacturing costs plus inventory buildup were $163.5 million and $142.3 million for the three months ended June 30, 2005 and 2004, respectively, compared to cost of goods sold of approximately $126.2 million and $115.8 million for such periods, respectively.

On March 15, 2005, we amended our bank credit agreement, to increase the total borrowing limit from $45 million to $55 million. Our credit agreement includes a credit facility under which we may borrow, on a revolving basis, up to $37 million on 85% of eligible accounts receivable. The credit agreement also includes a term loan under which we borrowed the principal amount of $18 million which we used to repay our $12.5 million term loan and which is amortized at the rate of $2 million per quarter commencing July 2005. On March 15, 2004, we amended our bank credit agreement to increase the total borrowing limit from $35 million to $45 million and we borrowed a term loan in the principal amount of $12.5 million, which was amortized at the rate of $1 million per quarter commencing July 2004. Borrowings under the Credit Agreement bear interest, at our option, at the bank's prime rate (6.25% at June 30, 2005) or LIBOR plus 1.75% per annum on the credit facility, and LIBOR plus 2.25% on the term loan. At June 30, 2005, we had a LIBOR loan outstanding on our revolving credit facility with a rate of 5.66%. The borrowings under the credit agreement are collateralized by a first security interest in substantially all of our assets.

Our credit facility includes both affirmative and negative covenants customary for a financing of this nature. Among other provisions, our credit facility requires us to maintain a (1) minimum tangible net worth, (2) fixed charge coverage ratio, and (3) earnings before interest, taxes, depreciation and amortization. Our credit facility has certain restrictive covenants that limit our ability to pay dividends to our common stockholders or repurchase treasury shares and which limit the total amount of our capital expenditures to $2 million during any year. As described below, we do not anticipate that our capital expenditures will reach this $2 million limit. These restrictive covenants require us to obtain prior approval from the bank before paying common stock dividends or repurchasing shares. The credit facility has a 1% prepayment penalty through October 1, 2005. We believe that these restrictive covenants do not have a material impact on our liquidity and capital resources.

Our capital expenditures during the six months ended June 30, 2005 decreased substantially to $257,000 as compared to $1,890,000 for the six months ended June 30, 2004. During the six months ended June 30, 2004, we purchased additional machinery, equipment, furniture and fixtures and leasehold improvements to equip our new warehouse and administrative facility in Florida for our Point Blank subsidiary and a new location for our corporate headquarters. During the remainder of 2005, we currently anticipate spending approximately $300,000 in capital expenditures to construct a new state of the art ballistic testing range at Point Blank's Pompano Beach facility in addition to our normal capital expenditures of approximately $800,000, for total anticipated capital expenditures of approximately $1.1 million.

We believe that our existing credit line, together with funds generated from operations, will be adequate to sustain our operations (including projected capital expenditures) for the next 12 months. Historically, we have been successful in obtaining increases in our revolving credit facility, as required, in order to finance the increased working capital needs brought on by the expansion of our business. However, we have no assurance that we will be able to obtain further such increases if needed, and we may be required to explore other potential sources of financing (including the issuance of equity securities and, subject to the consent of our lender, other debt financing) if we continue to experience escalating demand for our products.

CASH CONTRACTUAL OBLIGATIONS

The following table presents the Company's estimated cash requirements for contractual obligations outstanding as of June 30, 2005:


                                                                  PAYMENTS DUE BY PERIOD
                                                                       ($ THOUSANDS)

                                           Less Than       1-3 Years      4-5 Years     More Than 5
CONTRACTUAL OBLIGATIONS                     1  Year                                         Years          Total
                                           ---------       ---------      ---------     -----------       --------
 Long-Term Debt                             $5,000          $8,000        $14,707             $--          $27,707
 Employment Contracts                        2,100           6,167          1,929                           10,196
 Consulting Agreements                         105              --             --              --              105
 Operating Leases                            2,036           5,753          3,005           1,880           12,674
                                            ------         -------        -------          ------         --------

  Total Contractual Cash
     Obligations                            $9,241         $19,920        $19,641          $1,880         $50,682
                                            ======         =======        =======          ======         =======



EFFECT OF INFLATION AND CHANGING PRICES

The Company did not experience any measurable increases in raw material prices during the six months ended June 30, 2005.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not issue or invest in financial instruments or their derivatives for trading or speculative purposes. Our market risk is limited to fluctuations in interest rates as it pertains to our borrowings under our $55 million credit facility. We can borrow at either the prime rate of interest or LIBOR plus 1.75%. Any increase in these reference rates could adversely affect our interest expense. The change in the interest rate for 2005 was immaterial. The extent of market rate risk associated with fluctuations in interest rates is not quantifiable or predictable because of the volatility of future interest rates and business financing requirements. However, given the small percentage change in the past, we do not currently expect any changes in the interest rate to have a material effect on our operating results. If interest rates increased 1%, then the interest expense would increase approximately $407,000, annually.

         Aggregate maturities of our long-term debt are as follows:

         For the years ending June 30:

        2005                       $5,000,000
        2006                        8,000,000
        2007                       14,707,000
                                   ----------
                                  $27,707,000
                                  ===========

The Company estimates that the fair value of its long-term debt approximates its carrying value.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

As mentioned in our filing on Form 8-K dated April 14, 2005, as of December 31, 2004, there existed certain significant deficiencies in our systems of inventory valuation rendering such systems inadequate to accurately capture cost of materials and labor components of certain work in progress and finished goods inventory. During the six months ended June 30, 2005, we have worked to strengthen our internal controls relating to the matters described above and such efforts include: instituting additional controls, enforcing existing policies and providing oversight with respect to insuring that we accurately capture the cost of materials and labor components of certain work in process and finished good inventory, hiring an additional inventory manager, and continuing to interview candidates with the intention of hiring additional personnel to provide additional support in implementing and improving our system. Our management, including the CEO and the CFO, believes the results of the corrective actions that we have initiated will be effective in addressing the deficiency in internal controls described above. The attestation report of our former auditors also identified what that firm considered to be two additional weaknesses in internal controls: (1) failure of the Company to complete consultation with the auditors prior to filing Form 10-K for the year ended December 31, 2004; and (2) a need to enhance and strengthen the Audit Committee to improve the Committee's effectiveness. Although the Company does not believe that our former auditors had a proper basis for its conclusions, the Company intends to explore opportunities to improve the process of preparing its filings with the Securities and Exchange Commission and the effectiveness of its Audit Committee.

Except as described above, there have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the six months ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

On January 3, 2005, a class action lawsuit was filed against us in the Circuit Court of the Seventeenth Judicial Circuit in Broward County, Florida by a police organization and individual police officers, alleging concerns regarding the effectiveness and durability of body armor with high concentrations of Zylon in the Company's bullet-resistant soft body armor (vests). In February 2005, we reached a preliminary settlement with respect to the class action lawsuit filed, subject to final court approval. We do not expect this settlement to have a material adverse effect on our financial position.

We are currently the subject of an investigation by the Securities and Exchange Commission with respect to certain related party transactions and executive compensation matters regarding the Company and affiliates of Mr. David H. Brooks (our Chief Executive Officer and Chairman). The Company and Mr. Brooks are cooperating with the Securities and Exchange Commission in this investigation. In addition, the Audit Committee periodically monitors the status and performance of related party transactions to assess the benefits to the Company and the related party's compliance with its contractual obligations.

We are involved in other litigation, none of which we consider to be material to our business or believe would, if adversely determined, have a material adverse effect on our financial condition or operations.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER REPURCHASES OF EQUITY SECURITIES

During the six month period ended June 30, 2005 and 2004 employees exercised warrants to purchase 30,000 and 80,000 shares, respectively of the Company's unregistered common stock at an average price of $6.26 and $2.00 per share, respectively.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the DHB Industries, Inc. Annual Stockholders' Meeting on May 6, 2005, our stockholders elected each of the director nominees, ratified the selection of our independent auditors, and did not approve our 2005 Omnibus Equity Incentive plan.

    Proposal 1. To elect six directors to hold office during the year following the Annual Meeting and until their successors are elected and qualified.
                                       Number of Voting Shares
                                       -----------------------
                                   Voted For              Withheld
                                   ---------              --------
    David Brooks                  34,971,075             9,091,892
    Gary Nadelman                 40,481,770             3,581,197
    Jerome Krantz                 40,373,283             3,689,684
    Cary Chasin                   40,525,193             3,537,774
    Dawn Schlegel                 36,281,423             7,781,544
    Barry Berkman                 41,482,945             2,580,022
    Larry Ellis                   42,103,775             1,959,192

                                                                       Number of Shares
                                                                       ----------------
                                                       Voted For     Voted Against     Abstain     Broker Non-Votes
                                                       ---------     -------------     -------     ----------------
    Proposal  2.  To  ratify  the   appointment  of
    Rachlin Cohen & Holtz as  independent  auditors
    for the Company for 2005.                         42,772,916       1,121,596       168,411            168,455

    Proposal  3. To  consider  and  vote  upon  the
    Company's    proposed   2005   Omnibus   Equity    9,518,333      10,765,063       140,144         23,779,571
    Incentive Plan.


ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

31.1 Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of the Chief Financial Officer Pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

Dated August 3, 2005                                 DHB INDUSTRIES, INC.
                                                        (Registrant)


      Signature                      Capacity                         Date
      ---------                      --------                         ----
                             Chief Executive Officer             August 3, 2005
 /s/ DAVID H. BROOKS        and Chairman of the Board
 -------------------

                      Chief Financial Officer, Director and      August 3, 2005
/s/ DAWN M. SCHLEGEL       Principal Accounting Officer
--------------------

                                                                 August 3, 2005
  /s/ JEROME KRANTZ                  Director
  -----------------
                                                                 August 3, 2005
  /s/ GARY NADELMAN                  Director
  -----------------