Form 10-Q
period 2005-09-30
DHB INDUSTRIES INC
filed 2005-11-09
CIK 899166

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


                              FOR THE QUARTER ENDED
September 30, 2005                                 Commission File No. 001-13112


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

                                Yes [ X ] No [ ]

As of November 7, 2005, there were 45,337,575 shares of Common Stock, $.001 par value, outstanding.

================================================================================

                                      INDEX

PART I.  FINANCIAL INFORMATION                                              Page
                                                                            ----

Item 1.  Financial Statements

      Condensed Consolidated Balance Sheets as of September 30, 2005
         (Unaudited) and December 31, 2004                                    3

      Unaudited Condensed Consolidated Statements of Operations for
         the Three Months and Nine Months Ended September 30, 2005
         and 2004                                                             4

      Unaudited Condensed Consolidated Statements of Cash Flows For
         the Nine Months Ended September 30, 2005 and 2004                    5

      Notes to Unaudited Condensed Consolidated Financial Statements       6-16

Item 2. Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                              16-22

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          23

Item 4. Controls and Procedures                                           24-25

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                 25-27

Item 2. Changes in Securities and Use of Proceeds                            27

Item 3. Defaults Upon Senior Securities                                      27

Item 4. Submission of Matters to a Vote of Security Holders                  27

Item 5. Other Information                                                    27

Item 6. Exhibits                                                             27

Signatures                                                                   28



ITEM 1. FINANCIAL STATEMENTS


                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)
                                                                     September 30,     December 31,
                                                                              2005             2004
                                                                     -------------     ------------
                                                                        (Unaudited)

ASSETS
Current assets
Cash and cash equivalents                                                 $  5,488       $    447
Accounts receivable, less allowance for doubtful accounts of
    $4,695 and $702, respectively                                           30,953         47,560
Accounts receivable - related party                                             --          6,583
Inventories                                                                 75,944         85,973
Deferred income tax assets                                                  23,231            483
Prepaid expenses and other current assets                                    2,452          1,220
                                                                          --------       --------
Total current assets                                                       138,068        142,266
                                                                          --------       --------

Property and equipment, net                                                  2,370          2,632
                                                                          --------       --------

Other assets
Deferred income tax assets                                                   1,092            593
Deposits and other assets                                                      638            366
                                                                          --------       --------
Total other assets                                                           1,730            959
                                                                          --------       --------
Total assets                                                              $142,168       $145,857
                                                                          ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of term loan payable                                   $  8,000       $  4,000
Obligation to repurchase convertible preferred stock                         3,000             --
Warranty payable                                                            36,730             --
Accounts payable                                                             7,462          8,014
Accrued expenses and other current liabilities                              10,395          8,350
Income taxes payable                                                         8,783         14,816
                                                                          --------       --------
Total current liabilities                                                   74,370         35,180
                                                                          --------       --------

Long-term liabilities
Notes payable-bank                                                              --         25,634
Term loan payable                                                            7,000          6,500
Other liabilities                                                            1,149          1,086
                                                                          --------       --------

Total liabilities                                                           82,519         68,400
                                                                          --------       --------

Commitments and contingencies
Minority interest in consolidated subsidiary                                   297            431

Stockholders' equity
Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized, 500,000 shares of Series A, 12% convertible preferred
  stock issued and outstanding; liquidation preference $3,000                   --              1
Common stock, $0.001 par value, 100,000,000 shares
  authorized, 45,337,575 and 45,282,536 issued and outstanding                  45             45
Additional paid in capital                                                  72,628         35,540
Deferred compensation                                                      (28,237)            --
Retained earnings                                                           14,916         41,440
                                                                          --------       --------
Total stockholders' equity                                                  59,352         77,026
                                                                          --------       --------
Total liabilities and stockholders' equity                                $142,168       $145,857
                                                                          ========       ========

           (See Notes to Condensed Consolidated Financial Statements)




                                       DHB INDUSTRIES, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                  (In thousands, except share and per share data)

                                                             For the Three Months Ended     For the Nine Months Ended
                                                                    September 30,                 September 30,
                                                                 2005           2004           2005            2004
                                                              ----------     ----------     ----------      ----------

Net sales                                                     $   90,263     $   89,410     $  263,924      $  249,879

Cost of goods sold (includes related party
   purchases of $1,999, $6,290, $13,873, and
   $20,799, respectively)                                         65,615         64,537        191,859         180,361
                                                              ----------     ----------     ----------      ----------

Gross profit                                                      24,648         24,873         72,065          69,518

Selling, general and administrative expenses                      25,445         11,591         47,649          32,353
Cost of vest replacement program                                  60,000             --         60,000              --
                                                              ----------     ----------     ----------      ----------

Income (loss) before other income (expense)                      (60,797)        13,282        (35,584)         37,165
                                                              ----------     ----------     ----------      ----------

Other income (expense)
Interest expense                                                    (525)          (389)        (1,714)         (1,047)
Other income (loss)                                                    6             41             33              55
                                                              ----------     ----------     ----------      ----------
Total other income (expense)                                        (519)          (348)        (1,681)           (992)
                                                              ----------     ----------     ----------      ----------

Income(loss) before income taxes and minority interest           (61,316)        12,934        (37,265)         36,173

Income taxes (benefit) expense                                   (19,407)         4,728        (10,877)         13,850
                                                              ----------     ----------     ----------      ----------

Income (loss) before minority interest of subsidiary             (41,909)         8,206        (26,388)         22,323

Minority interest of subsidiary                                      258            (58)           134            (156)
                                                              ----------     ----------     ----------      ----------

Net (loss) income                                                (41,651)         8,148        (26,254)         22,167

Dividend - convertible preferred stock                               (90)           (90)          (270)           (270)
                                                              ----------     ----------     ----------      ----------

Income (loss) available to common stockholders                $  (41,741)    $    8,058     $  (26,524)     $   21,897
                                                              ==========     ==========     ==========      ==========

Earnings (loss) per common share:

Basic                                                         $    (0.92)    $     0.20     $    (0.59)     $     0.54
                                                              ==========     ==========     ==========      ==========
Diluted                                                       $    (0.92)    $     0.18     $    (0.59)     $     0.49
                                                              ==========     ==========     ==========      ==========

Weighted average shares outstanding:
Basic shares                                                  45,312,536     40,891,896     45,302,437      40,814,675
Effect of convertible preferred stock                                 --        500,000             --         500,000
Warrants                                                              --      4,570,213             --       4,299,798
                                                              ----------     ----------     ----------      ----------

Diluted shares                                                45,312,536     45,962,109     45,302,437      45,614,473
                                                              ==========     ==========     ==========      ==========

           (See Notes to Condensed Consolidated Financial Statements)




                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 (In thousands, except share and per share data)

                                                                   For the Nine Months Ended
                                                                         September 30,
                                                                      2005             2004
                                                                   ----------      ----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                  $  (26,254)     $   22,167
Adjustments to reconcile net income to net cash and cash
    equivalents provided by (used in) operating activities:
Depreciation and amortization                                             620             708
Amortization of deferred financing costs                                   18             113
Provision for doubtful accounts                                        (5,397)             49
Minority interest of subsidiary                                          (134)             --
Stock issued for services                                                 369             156
Stock compensation expense                                             11,295              --
Deferred income tax (benefit) expense                                 (23,248)           (125)
Changes in operating assets and liabilities
Accounts receivable                                                    28,587         (19,964)
Inventories                                                            10,029         (27,217)
Prepaid expenses and other current assets                              (1,232)             20
Deposits and other assets                                                (290)            (31)
Warranty payable                                                       36,730              --
Accounts payable                                                         (552)          5,135
Income taxes payable                                                   (6,033)          5,407
Accrued expenses and other current liabilities                          2,045           2,347
Other liabilities                                                          63             431
                                                                   ----------      ----------
Net cash provided by (used in) operating activities                    26,616         (10,804)
                                                                   ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                      (358)         (1,735)
                                                                   ----------      ----------
Net cash used in investing activities                                    (358)         (1,735)
                                                                   ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid on preferred stock                                        (270)           (270)
Payments on notes payable - bank                                     (256,378)       (183,862)
Proceeds of notes payable - bank                                      229,744         184,740
Proceeds of term loan                                                   8,500          12,500
Issuance costs of long-term debt                                           --             (83)
Payments on long-term debt                                             (3,000)         (1,000)
Proceeds upon the exercise of warrants                                    187             160
                                                                   ----------      ----------
Net cash provided (used) by financing activities                      (21,217)         12,185
                                                                   ----------      ----------

Net increase (decrease) in cash and cash equivalents                    5,041            (354)

Cash and cash equivalents at beginning of the period                      447             441
                                                                   ----------      ----------

Cash and cash equivalents at end of the period                     $    5,488      $       87
                                                                   ==========      ==========

           (See Notes to Condensed Consolidated Financial Statements)


                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of DHB Industries, Inc. and subsidiaries (collectively "DHB" or the "Company") as of September 30, 2005 and for the three months and nine months ended September 30, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The unaudited financial statements include all adjustments, consisting only of normal and recurring adjustments, which, in the opinion of management, were necessary for a fair presentation of financial condition, results of operations and cash flows for such periods presented. However, these results of operations are not necessarily indicative of the results for any other interim period or for the full year.

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

The Company received a comment letter from the Securities and Exchange Commission dated August 18, 2005. The Company is in the process of researching the issues raised and drafting an appropriate response. The condensed consolidated financial statements and accompanying footnotes contained in this Form 10-Q do not contain any adjustment, if any, that may result from the resolution of the issues and questions contained in that comment letter.

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

The weighted-average warrant fair values and assumptions used to estimate these values are as follows:

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


NOTE 2. STOCK BASED COMPENSATION - (Continued)

                                                     Warrants Issued During
                                                      2005             2004
                                                      ----             ----
     Risk-free interest rate                          3.70%            3.12%
     Expected volatility of common stock             80.14%           93.96%
     Dividend yield                                   0.00%            0.00%
     Expected option term                          4.96 years        4.3 years

The Company's net income and earnings per share would have been reduced to the pro forma amounts shown below if compensation cost had been determined based on the fair value at the grant dates in accordance with SFAS No. 123 and 148, "Accounting for Stock-Based Compensation."


                                                                For the Three Months         For the Nine Months
                                                                Ended September 30,          Ended September 30,
                                                                   2005        2004           2005        2004
                                                                 --------     ------        --------     -------

Net income (loss)                                                $(41,651)    $ 8,148       $(26,524)    $22,167
Add: compensation expense included in net income
   (loss) as reported
                                                                   11,295         --          11,295          --
Deduct: compensation determined under fair value
   based method for all awards, net of related tax effect          12,196         22          12,658       1,630
                                                                 --------     ------        --------     -------
Net income (loss) pro forma                                       (42,552)     8,126         (27,887)     20,537
Less dividend - preferred stock                                        90         90             270         270
                                                                 --------     ------        --------     -------
Income (loss) available to common stockholders,
   pro forma                                                     $(42,642)    $ 8,036       $(28,157)    $20,267
                                                                 --------     ------        --------     -------


Basic earnings per common share
As reported                                                      $  (0.92)    $ 0.20        $  (0.59)    $  0.54
Pro forma                                                        $  (0.94)    $ 0.20        $  (0.62)    $  0.50

Diluted earnings per common share
As reported                                                      $  (0.92)    $ 0.18        $  (0.59)    $  0.49
Pro forma                                                        $  (0.94)    $ 0.18        $  (0.62)    $  0.45


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

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

NOTE 3. STOCK AND STOCK WARRANTS

Warrants

As previously disclosed, the CEO and Chairman this year exercised the contractual right under his 2000 employment agreement to extend the agreement for an additional 5-year term, expiring on July 1, 2010. As a result, pursuant to the terms of the 2000 employment agreement, the CEO and Chairman was issued on July 1, 2005 options to purchase 5,250,000 common shares with an exercise price of $1.00 per share vesting 1,500,000 immediately and 750,000 on each anniversary, thereafter. The intrinsic value of the warrants that vested immediately was approximately $11,295 which was included as a non-cash compensation expense during the third quarter ended September 30, 2005. The intrinsic value of the remaining 3,750,000 shares is $28,237 and is recorded as Additional paid in capital and deferred compensation in the equity section of the balance sheet at September 30, 2005.

In addition, on July 29, 2005, the shareholders of the Company approved its 2005 Omnibus Stock Option Plan ("the 2005 Plan"). Pursuant to the 2005 Plan, our officers, directors, employees and/or consultants and/or those of our subsidiaries would be able to receive incentive stock options, non-qualified stock options, restricted stock awards, deferred stock awards, bonus stock, stock appreciation rights (SARs), dividend equivalents, and/or other stock-based awards with respect to up to an aggregate of 2,500,000 shares of the Common Stock. In each fiscal year during any part of which the 2005 Plan is in effect, no participant may be granted: (i) options or stock appreciation rights with respect to more than 1,000,000 shares or (ii) restricted stock performance awards and/or other stock-based awards with respect to more than 1,000,000 shares. In addition, the maximum dollar value payable to any one participant with respect to any performance period with respect to any performance awards is $1,000,000 multiplied by the number of full years in the performance period. Pursuant to this plan, the President of DHB was issued 300,000 warrants exercisable at $7.66 per share, vesting 100,000 warrants per annum commencing May 24, 2008, which expire May 24, 2010. Also issued to two key employees in August 2005, were warrants to purchase 30,000 shares each exercisable at $7.11 per share vesting 10,000 warrants per annum, per person August 5, 2006, which expire August 5, 2010.

During the quarter ended September 30, 2005, 550,000 of the warrants issued on May 24, 2005 were cancelled. Still outstanding are 200,000 warrants exercisable at $7.66 per share, vesting 100,000 warrants per annum commencing May 24, 2006, which expire May 24, 2009. In addition the warrants issued on June 2, 2005 were cancelled, (600,000 warrants with an exercise price of $7.69 expiring June 2, 2010, and vesting 100,000 warrants on September 2, 2005 and 100,000 warrants on every anniversary date commencing June 2, 2006).

During the nine months ended September 30, 2004, the six members of the Company's Board of Directors were issued 50,000 warrants each, exercisable at $5.88 per share for five years. During the nine month periods ended September 30, 2005 and 2004, employees exercised warrants to purchase 30,000 and 80,000 shares, respectively of the Company's unregistered common stock at an average price of $6.26 and $2.00 per share, respectively.

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


NOTE 3. STOCK WARRANTS - continued

During the three and nine months ended September 30, 2005, 525,000 warrants outstanding were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive, since the strike prices were above the average fair market value of DHB's stock price. During the three and nine months ended September 30, 2004 all outstanding warrants were included in the computation of diluted earnings per share.

During the nine months ended September 30, 2005, the Company issued 25,040 unregistered shares of its common stock in a non-cash settlement of a lawsuit with a former consultant. The value of this settlement was approximately $369 and is included in selling, general and administrative expenses during the quarter ended March 31, 2005. No unregistered shares were issued during the nine months ended September 30, 2004 other than the stock warrant issuances described above.

The following table summarizes information regarding stock warrants outstanding at September 30, 2005.



                                              Weighted
                                               Average       Weighted
                            Number of         Remaining       Average       Number of         Weighted
      Exercise Price         Warrants        Contractual     Exercise        Shares           Average
          Range            Outstanding          Life           Price       Exercisable     Exercise Price

        0 to $1.00          5,250,000           5.00          $1.00        1,500,000           $1.00
      $1.01 to $1.50               --             --          $1.41               --           $1.41
      $1.51 to $2.00          100,000           1.75          $2.00          100,000           $2.00
      $2.01 to $2.50            5,000           3.10          $2.01               --           $2.01
      $2.51 to $3.00               --             --          $3.00               --           $3.00
     $3.01 and above          932,000           1.73          $6.86          350,000           $5.97
                            ---------           ----          -----        ---------           -----

          Totals            6,287,000           5.00          $1.83        1,950,000           $1.89
                            =========           ====          =====        =========           =====


NOTE 4.   SUPPLEMENTAL CASH FLOW INFORMATION


                                                              For the Nine Months Ended
                                                                    September 30,
                                                               2005                2004
                                                              -------             ------
     Cash paid for:
     Interest                                                 $ 1,706            $ 1,069
     Taxes                                                     14,307              9,866

     Non-cash financing and investing activities:
     Revolving credit loan refinanced to long-term debt       $ 8,500            $12,500
     Obligation to repurchase convertible preferred stock       3,000                 --


                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


NOTE 5.  INVENTORIES

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and are summarized as follows:

                                     September 30       December 31,
                                         2005               2004
                                     ------------       ------------

     Raw materials and supplies        $24,741            $31,695
     Work in process                    15,685             18,815
     Finished goods                     35,518             35,463
                                       -------            -------
                                       $75,944            $85,973
                                       =======            =======

At September 30, 2005 the Company wrote off approximately $19,200,000 in Zylon(R) inventory, as a result of the Company's voluntary Zylon(R) vest replacement program announced in August 2005.

NOTE 6. OBLIGATION TO REPURCHASE CONVERTIBLE PREFERRED STOCK.

On January 14, 2002, the principal stockholder of the Company exchanged $3,000 of the indebtedness due him for 500,000 shares of Series A, 12% Convertible Preferred Stock. The Series A, 12% Convertible Preferred Stock has a dividend rate of $0.72 per share per annum, an amount equal to the interest that would have been payable on the exchanged indebtedness. The shares of Series A, 12% Convertible Preferred Stock are redeemable at the option of the Company on December 15 of each year. At September 30, 2005, the Board of Directors has approved the redemption of the Convertible Preferred Stock on December 15, 2005. Therefore the convertible Preferred Stock is listed as an obligation under current liabilities at the redemption amount equal to $6 per share, or $3,000.

NOTE 7.   LONG-TERM DEBT

On March 15, 2005, the Company amended its bank credit agreement (the "Credit Agreement"), which increased the total borrowing limits from $45,000 to $55,000. Pursuant to the Credit Agreement, the Company may borrow, on a revolving basis, up to $37,000 on 85% of eligible accounts receivable (the "Credit Facility"), and the Company borrowed a term loan in the principal amount of $18,000 (repaying the $12.5 million dollar term loan), amortizing at the rate of $2,000 per quarter commencing July 2005. This agreement will expire on October 1, 2007. Borrowings under the Credit Agreement bear interest, at the Company's option, at the bank's prime rate (6.75% at September 30, 2005) or LIBOR plus 1.75% per annum on the Credit Facility, and at the bank's prime rate or LIBOR plus 2.25% on the term loan. At September 30, 2005, the Company had a LIBOR loan outstanding on the credit facility at a rate of 6.124%. The borrowings under the Credit Agreement are collateralized by a first security interest in substantially all of the assets of the Company.

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


NOTE 7.   LONG-TERM DEBT -  (continued)

On November 3, 2005, the Company amended its Credit Agreement, to exclude the non-cash compensation charge and the Zylon(R) replacement charge from the financial covenants calculations and issuing a waiver as of September 30, 2005 for failure to comply with such covenants as a result of the aforementioned charges. The interest rate on the term loan was reduced from LIBOR plus 2.25%, to LIBOR plus 1.75%. The amendment also allows the Company to purchase in the open market in accordance with applicable law up to three million shares of the Company's common stock provided there are no events of default and the share purchase program shall not exceed $9 million to the extent the purchase price is funded through the credit facility.

NOTE 8. SEGMENT INFORMATION

The Company operates in two principal segments: ballistic-resistant equipment, and protective athletic and sports products. Net sales, income before other income (expense), depreciation and amortization expense, interest expense, income taxes, and identifiable assets for each of the Company's segments are as follows:


                                                         For The Three Months              For The Nine Months
                                                          Ended September 30,              Ended September 30,
                                                       ------------------------            -------------------
                                                         2005             2004              2005          2004
                                                       --------         --------          --------      --------

NET SALES
Ballistic-resistant equipment                          $ 87,420         $ 87,585          $256,467      $244,528
Protective athletic & sports products                     2,843            1,825             7,457         5,351
                                                       --------         --------          --------      --------
Consolidated net sales                                 $ 90,263         $ 89,410          $263,924      $249,879
                                                       ========         ========          ========      ========

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)
Ballistic-resistant equipment                          $(45,494)        $ 15,773          $(15,052)     $ 45,013
Protective athletic & sports products                       176              260               712           879
Corporate and other (1)                                 (15,479)          (2,751)          (21,244)       (8,727)
                                                       --------         --------          --------       -------
Consolidated income before other income (expense)      $(60,797)        $ 13,282          $(35,584)     $ 37,165
                                                       ========         ========          ========      ========

DEPRECIATION AND AMORTIZATION EXPENSE
Ballistic-resistant equipment                              $143             $193          $    424      $    474
Protective athletic & sports products                         6               33                20            94
Corporate and other                                          60               55               176           140
                                                       --------         --------          --------      --------
Consolidated depreciation and amortization expense     $    209         $    281          $    620      $    708
                                                       ========         ========          ========      ========

INTEREST EXPENSE
Ballistic-resistant equipment                          $    406         $    386          $  1,593      $  1,042
Protective athletic & sports products                        --               --                --            --
Corporate and other (1)                                     119                3               121             5
                                                       --------         --------          --------      --------
Consolidated interest expense                          $    525         $    389          $  1,714      $  1,047
                                                       ========         ========          ========      ========






                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


NOTE 8. SEGMENT INFORMATION - Continued

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST
Ballistic-resistant equipment                          $(49,676)        $ 10,590          $(28,586)     $ 28,479
Protective athletic & sports products                       176              260               713           873
Corporate and other (1)                                 (11,816)           2,084            (9,392)        6,821
                                                       --------         --------          --------      --------
Consolidated income before income tax
   (benefit) expense                                   $(61,316)        $ 12,934          $(37,265)     $ 36,173
                                                       ========         ========          ========      ========

INCOME TAX (BENEFIT) EXPENSE
Ballistic-resistant equipment                          $    497         $    935          $  1,792      $  2,143
Protective athletic & sports products                        75               --                76            --
Corporate and other (1)                                 (19,979)           3,793           (12,745)       11,707
                                                       --------         --------          --------      --------
Consolidated income tax (benefit) expense              $(19,407)        $  4,728          $(10,877)     $ 13,850
                                                       ========         ========          ========      ========

                                                   September 30, 2005                               December 31, 2004
                                                   ------------------                               -----------------
IDENTIFIABLE ASSETS
Ballistic-resistant equipment                          $113,153                                         $138,370
Protective athletic & sports products                     6,413                                            5,018
                                                       --------                                         --------
                                                        119,566                                          143,388
Corporate and other (2)                                  22,602                                            2,469
                                                       --------                                         --------
Consolidated total assets                              $142,168                                         $145,857
                                                       ========                                         ========


(1) Corporate and other expenses include corporate general and administrative expenses.
(2) Corporate and other assets are principally deferred income tax assets and property and equipment.


NOTE 9.  CONTINGENCIES

Since September 9, 2005, a number of purported class action lawsuits were filed in the United States District Court for the Eastern District of New York against the Company and certain of the Company's officers and directors. The actions purport to be filed on behalf of purchasers of the Company's publicly traded securities during the period from April 21, 2004 through August 29, 2005. The complaints, which are substantially similar to one another, allege, among other things, that the Company's public disclosures were false or misleading because they did not disclose certain information. The lawsuits allege that DHB's body armor products were defective and failed to meet the standards of its customers, and that these alleged facts should have been publicly disclosed. The Company has been served with a number of these complaints. No class has been certified in the actions. The lawsuits seek compensatory damages plus interest and attorneys' fees.

The Company believes that the lawsuits are baseless and intends to vigorously defend against them. Because of their similarity, the Company believes that most or all of the lawsuits will be consolidated into a single action and that the Company will not be required to defend against all of the lawsuits individually. The Company cannot predict the outcome of the lawsuits or whether the Company's financial condition or results of operations may be materially affected as a result of the lawsuits.

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


NOTE 9.  CONTINGENCIES - continued

Since September 14, 2005, a number of derivative complaints were filed in the United States District for the Eastern District of New York against certain officers and directors of the Company and, in certain cases, Weiser LLP. The allegations in the complaints are substantially similar and include the Company as a nominal defendant. The complaints allege, among other things, that defendants breached their fiduciary duties and engaged in fraud, misrepresentation, insider trading, misappropriation of corporate information, waste of corporate assets, abuse of control, and unjust enrichment, asserting claims substantially similar to those asserted in the actions described above under "Securities Litigation." The complaints seek monetary damages and various forms of equitable and/or injunctive relief, restitution to the Company and disgorgement of profits earned by defendants, and fees and costs.

The Company believes that the lawsuits are baseless and intends to vigorously defend against them. Because of their similarity, the Company believes that most or all of the lawsuits will be coordinated and/or consolidated into a single action. The Company cannot predict the outcome of the lawsuits or whether the Company's financial condition or results of operations may be materially affected as a result of the lawsuits.

On or about August 29, 2005, Southern States Police Benevolent Association, Inc., et al. ("Southern States") filed a Class Action Complaint against Protective Apparel Corporation of America, Inc. and Point Blank Body Armor, Inc. ("Defendants"), alleging that the National Institute of Justice ("NIJ") decertified all bullet resistant vests containing Zylon. Southern States further alleged that the test results released by the NIJ demonstrated that all of Defendants' Zylon-containing vests fail to comply with their certifications and warranties. Southern States brought causes of action for breach of warranty on label in vest, breach of warranty in warranty statement, breach of implied warranty of merchantability, breach of implied warranty of fitness for a particular purpose, and for injunctive relief.

On or about October 19, 2005, Defendants filed an answer and affirmative defenses denying that Defendants are in breach of any warranty and denying that injunctive relief is proper. On October 20, 2005, the Court entered a Consent Order Certifying Class Action. The certified classes include all law enforcement personnel and organizations, and other individuals, who purchased new ballistic resistant soft body armor containing Zylon from the Defendants, except for federal agencies and any persons who have been physically injured as a result of defects in their vests. The parties are engaged in settlement negotiations. The Company has recorded a $36.7 million reserve for this settlement during the quarter ended September 30, 2005, which is part of the $60 million cost of the vest replacement program.

                      DHB INDUSTRIES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


NOTE 9.  CONTINGENCIES - continued

On January 3, 2005, a class action lawsuit was filed against us in the Circuit Court of the Seventeenth Judicial Circuit in Broward County, Florida by a police organization and individual police officers, alleging concerns regarding the effectiveness and durability of body armor with high concentrations of Zylon in the Company's bullet-resistant soft body armor (vests). Point Blank Body Armor settled a class action lawsuit involving a total of less than 2,000 vests containing a high concentration of Zylon. Pursuant to the settlement, class members have been exchanging the vests for a choice of four other vests made by the company. Class members have also been receiving two extra carriers, as well as a 10 percent discount certificate. The final date for class members to submit a claim form was August 21, 2005. This settlement did not have a material adverse effect on its financial position.

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


NOTE 10. COST OF VEST REPLACEMENT PROGRAM

The cost of the vest replacement program is a separate line item under selling, general and administrative expenses, for a total pre-tax charge of $60,000,000, or ($0.76) per diluted share after tax charge, as a result of the Company's voluntary Zylon(R) vest replacement program announced in August 2005. The composition of this charge is as follows: a $36,700,000 reserve for vests containing Zylon(R), the write-off of approximately $19,200,000 in Zylon(R) inventory, and a $4,100,000 increase in the accounts receivable allowance.


NOTE 11. USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

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


NOTE 12. RECENTLY ISSUED ACCOUNTING STANDARDS

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


NOTE 12. RECENTLY ISSUED ACCOUNTING STANDARDS - (Continued)

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

         We are a holding company and we conduct our business through subsidiaries in two divisions, the DHB Armor Group and the DHB Sports Group. The Armor Group represented approximately 98%, 97% and 96% of our consolidated revenues during 2004, 2003 and 2002, respectively. The balance of the consolidated revenues is attributable to the Sports Group. The Sports Group represented approximately 3% and 2% of our consolidated revenues during the nine months ended September 30, 2005 and 2004, respectively. Our products are sold both nationally and internationally. Sales to the U.S. military comprise the largest portion of the Armor Group's business, followed by sales to federal, state and local law enforcement agencies, including correctional facilities. Accordingly, any substantial increase or decrease in government spending or any change in emphasis in defense and law enforcement programs would have a material effect on the Armor Group's business. The Sports Group manufactures and markets a variety of sports medicine, protective gear, and health support products under its own labels, private labels and house brands for major retailers.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004

For the three months ended September 30, 2005, consolidated net sales were approximately $90.3 million, an increase of 1.0% over consolidated net sales of approximately $89.4 million for the three months ended September 30, 2004. Gross profit for the quarter ended September 30, 2005 remained nearly constant at approximately $24.7 million (27.3% of net sales), as compared to approximately $24.9 million (27.8% of net sales) for the quarter ended September 30, 2004.

The Company's selling, general and administrative expenses increased significantly to $25.5 million or 28.2% of net sales, during the three months ended September 30, 2005, versus approximately $11.6 million, or 13.0% of net sales for the three months ended September 30, 2004. Selling, general and administrative increased primarily as a result of $11.3 million non-cash compensation expense associated with the warrants issue to the CEO/Chairman on July 1, 2005 pursuant to an extension of his existing employment agreement. Also increasing selling general and administrative expenses during the third quarter of 2005 was a $587,000 increase in commissions as a result of the product mix, increased licenses and fees of approximately $250,000 as a result of increased General Service Administration sales, $547,000 of increased research and development costs, as a result of the opening of our new state of the art ballistic facility in Pompano Beach, and approximately a $800,000 increase in professional and consulting fees as a result of the Zylon(R) replacement program and related legal fees. The cost of the vest replacement program is a separate line item under selling, general and administrative expenses, for a total pre-tax charge of $60,000,000, or ($0.76) per diluted share after tax charge, as a result of the Company's voluntary Zylon(R) vest replacement program announced in August 2005. The composition of this charge is as follows: a $36,700,000 reserve for vests containing Zylon(R), the write-off of approximately $19,200,000 in Zylon(R) inventory, and a $4,100,000 increase in the accounts receivable allowance.

Driven primarily by the increase in selling, general and administrative expenses and the cost of the vest replacement program, operating income decreased to a loss of approximately $60.8 million (67% of net sales) for the third quarter of 2005 versus income of approximately $13.3 million (14.9% of net sales) for the third quarter of 2004.

Interest expense for the three months ended September 30, 2005 increased 35% to approximately $525,000, compared to approximately $389,000 for the three months ended September 30, 2004. This increase is primarily the result of a $119,000 payment for interest for a line of credit to have funds available for a possible acquisition during the third quarter.

Income (loss) before income taxes and minority interest of subsidiary was a loss of approximately $61.3 million for the three months ended September 30, 2005, compared to income before income taxes and minority interest of approximately $12.9 million for the three months ended September 30, 2004. Income benefit for the third quarter of 2005 was approximately $19.4 million while income tax expense for the third quarter of 2004 was approximately $4.7 million. The effective tax rate for the third quarter of 2005 was (31.7%) as compared to 36.6% during the third quarter of 2004.

On December 19, 2003, DHB's subsidiary Point Blank Body Armor, Inc. ("Point Blank") issued to Hightower Capital Management, LLC ("Hightower") shares of common stock of Point Blank representing approximately .65% of the outstanding capital stock of Point Blank, in exchange for inventory. The minority interest's share of the consolidated subsidiary's income (loss) was approximately $(258,000) and $58,000 for the three months ended September 30, 2005 and 2004, respectively.

After the preferred stock dividends of approximately $90,000 per quarter, the loss available to common stockholders was approximately $41.7 million, or $(0.92) per diluted share for the three months ended September 30, 2005 compared to income available to common stockholders of approximately $8.1 million or $0.18 per diluted share for the three months ended September 30, 2004. The weighted average shares outstanding on a diluted basis for the three months ended September 30, 2005 were 45,312,536, as compared to 45,962,109 for the three months ended September 30, 2004.

NINE MONTHS ENDED SEPTEMBER 30, 2005, COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004

For the nine months ended September 30, 2005, consolidated net sales were approximately $263.9 million, an increase of 5.6% over consolidated net sales of approximately $249.9 million for the nine months ended September 30, 2004. The Armor Group's net sales increased nearly 4.9% from $244.5 million for the nine months ended September 30, 2004 to approximately $256.5 million for the nine months ended September 30, 2005, due primarily to increased shipments to the U.S. Military. The Sports Group's net sales for the nine months ended September 30, 2005 increased 39.4% to approximately $7.5 million, as compared to approximately $5.4 million for the nine months ended September 30, 2004. The primary reason for this increase was a new subcontracting contract for the Sports Group to produce elbow pads for another company. Consolidated gross profit percentage declined slightly to 27.3% for 2005 as compared to approximately 27.8% for 2004.

The Company's selling, general and administrative expenses increased significantly to $47.6 million or 18.1% of net sales, during the nine months ended September 30, 2005, versus approximately $32.4 million, or 13.0% of net sales for the nine months ended September 30, 2004. Selling, general and administrative increased primarily as a result of $11.3 million non-cash compensation expense associated with the warrants issue to the CEO/Chairman on July 1, 2005 pursuant to an extension of his existing employment agreement. Also increasing selling, general and administrative expenses was a $4 million increase in research and development costs in the nine months ended September 30, 2005. The cost of the vest replacement program is a separate line item under selling, general and administrative expenses, for a total pre-tax charge of $60,000,000, or ($0.76) per diluted share after tax charge, as a result of the Company's voluntary Zylon(R) vest replacement program announced in August 2005.

Driven primarily by the increase in selling, general and administrative expenses and the cost of the vest replacement program, income (loss) before other income (expense) decreased to a loss of approximately $37.3 million (14.1% of net sales) for the nine months ended September 30, 2005 versus income of approximately $36.2 million (14.5% of net sales) for the nine months ended September 30, 2004.

Interest expense for the nine months ended September 30, 2005 increased 63.7% to approximately $1.7 million, compared to approximately $1.0 million for the nine months ended September 30, 2004. This increase was primarily the result of increased borrowings under the Company's credit facility and a $119,000 payment for interest for a line of credit to have funds available for a possible acquisition during the third quarter.

Income (loss) before income taxes and minority interest was a loss of approximately $37.3 million for the nine months ended September 30, 2005, compared to income before taxes and minority interest of approximately $36.2 million for the nine months ended September 30, 2004. Income tax benefit for the nine months ended September 30, 2005 was approximately $10.9 million while income tax expense for the nine months ended September 30, 2004 was approximately $13.9 million. The effective tax rate for the 2005 was 29.2% as compared to 38.3% for 2004.

On December 19, 2003, DHB's subsidiary Point Blank Body Armor, Inc. ("Point Blank") issued to Hightower Capital Management, LLC ("Hightower") shares of common stock of Point Blank representing approximately .65% of the outstanding capital stock of Point Blank, in exchange for inventory. The minority interest's share of the consolidated subsidiary's income (loss) was approximately $(134,000) and $156,000 for the nine months ended September 30, 2005 and 2004, respectively. The total minority interest included in the balance sheet as of September 30, 2005 was approximately $297,000 as compared to approximately $431,000 as of December 31, 2004.

After the preferred stock dividends of approximately $270,000 for each of the nine-month periods, income (loss) available to common stockholders was approximately $(26.5) million for the nine months ended September 30, 2005, or $(0.59) per diluted share, as compared with income available to common stockholders of approximately $21.9 million, or $0.49 per diluted share, for the nine months ended September 30, 2004. The weighted average shares outstanding on a diluted basis for the nine months ended September 30, 2005 were 45,302,437, as compared to 45,614,473 for the nine months ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

         We expect that our primary working capital requirements over the next twelve months will be to assist our subsidiaries in financing their working capital requirements. Our operating subsidiaries sell the majority of their products on 30 to 90-day terms. We need working capital to finance the receivables, manufacturing process and inventory. Working capital at September 30, 2005 was $63.7 million as compared to working capital of $107.1 million at December 31, 2004. The main factor in the decrease in the Company's working capital was the reduction of the inventory as a result of the voluntary Zylon(R) replacement program. However, the Company was able to generate a positive towards cash flow of $26.6 million from operations for the nine months ended September 30, 2005 as compared to cash used in operations $10.8 million for the nine months of September 30, 2004. The primary factor for the improvement in cash provided from operations is the decrease in accounts receivable, as the accounts receivable days outstanding improved to 32 days at September 30, 2005 as compared to 58 days at December 31, 2004.

         The underlying drivers of operating cash flows are the inflows and outflows of funds. Our cash inflows are principally cash collections from customers. Historically as a result of our growth, we have experienced increases in our accounts receivable, which have caused our cash inflows from operations to lag behind our net sales. However, during the nine months ended September 30, 2005, our cash collections from customers of approximately $286.8 million exceeded our net sales of approximately $263.9 million. As a comparison, for the nine months ended September 30, 2004, our cash collections of approximately $234.3 lagged our net sales of $249.9 million. Our cash outflows are principally manufacturing costs. As a result of our growth, our cash outflows related to manufacturing cost plus increased inventory have outpaced our cost of goods sold. Our cash outflows for manufacturing costs plus inventory buildup were $231.6 million and $220.4 million for the nine months ended September 30, 2005 and 2004, respectively, compared to cost of goods sold of approximately $191.9 million and $180.4 million for such periods, respectively.

         On March 15, 2005, the Company amended its bank credit agreement (the "Credit Agreement"), which increased the total borrowing limits from $45,000 to $55,000. Pursuant to the Credit Agreement, the Company may borrow, on a revolving basis, up to $37,000 on 85% of eligible accounts receivable (the "Credit Facility"), and the Company borrowed a term loan in the principal amount of $18,000 (repaying the $12.5 million dollar term loan), amortizing at the rate of $2,000 per quarter commencing July 2005. This agreement will expire on October 1, 2007. Borrowings under the Credit Agreement bear interest, at the Company's option, at the bank's prime rate (6.75% at September 30, 2005) or LIBOR plus 1.75% per annum on the Credit Facility, and at the bank's prime rate or LIBOR plus 2.25% on the term loan. At September 30, 2005, the Company had a LIBOR loan outstanding on the credit facility at a rate of 6.124%. The borrowings under the Credit Agreement are collateralized by a first security interest in substantially all of the assets of the Company.

         On November 3, 2005, the Company amended its Credit Agreement, to exclude the non-cash compensation charge and the Zylon(R) replacement charge from the financial covenants calculations and issuing a waiver as of September 30, 2005 for failure to comply with such covenants as a result of the aforementioned charges. The interest rate on the term loan was reduced from LIBOR plus 2.25%, to LIBOR plus 1.75%. The amendment also allows the Company to purchase in the open market in accordance with applicable law up to three million shares of the Company's common stock provided there are no events of default and the share purchase program shall not exceed $9 million to the extent the purchase price is funded through the credit facility.

         The Board of Directors approved the redemption of the convertible preferred stock, on December 15, 2005, the annual redemption date. This will eliminate the preferred dividend of $90,000 per quarter from the Company's financial statements.

         Our credit facility includes both affirmative and negative covenants customary for a financing of this nature. Among other provisions, our credit facility requires us to maintain (1) minimum tangible net worth, (2) a fixed charge coverage ratio, and (3) earnings before interest, taxes, depreciation and amortization. Our credit facility has certain restrictive covenants that limit our ability to pay dividends to our common stockholders or repurchase treasury shares and which limit the total amount of our capital expenditures to $2 million during any year. As described below, we do not anticipate that our capital expenditures will reach this $2 million limit. These restrictive covenants require us to obtain prior approval from the bank before paying common stock dividends or repurchasing shares. As noted above the Company has obtained approval to repurchase up to 3 million shares. We believe that these restrictive covenants do not currently have a material impact on our liquidity and capital resources.

         Our capital expenditures during the nine months ended September 30, 2005 decreased substantially to $358,000 as compared to $1,735,000 for the nine months ended September 30, 2004. During the nine months ended September 30, 2004, we purchased additional machinery, equipment, furniture and fixtures and leasehold improvements to equip our new warehouse and administrative facility in Florida for our Point Blank subsidiary and a new location for our corporate headquarters. During the remainder of 2005, we currently anticipate spending approximately $800,000 for total capital expenditures.

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

CASH CONTRACTUAL OBLIGATIONS

The following table presents the Company's estimated cash requirements for contractual obligations outstanding as of September 30, 2005:

                                                                  Payments Due by Period
                                                                      ($ thousands)
                                         Less Than                                 More Than 5
                                          1 Year       1-3 Years     4-5 Years        Years          Total
                                         ---------     ---------     ---------     -----------      -------

Contractual Obligations

 Long-Term Debt                          $ 8,000        $ 7,000                      $   --         $15,000
 Employment Contracts                      1,450          4,217        1,367                          7,034
 Consulting Agreements                        60             --           --             --              60
Obligation to purchase convertible
     preferred stock                       3,000             --           --             --           3,000
                                                                                                    -------
 Operating Leases                          2,048          5,781        3,009          1,880          12,718
                                         -------        -------       ------         ------         -------

  Total Contractual Cash
     Obligations                         $14,558        $16,998       $4,376         $1,880         $37,812
                                         =======        =======       ======         ======         =======



EFFECT OF INFLATION AND CHANGING PRICES

The Company did not experience any measurable increases in raw material prices during the nine months ended September 30, 2005.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not issue or invest in financial instruments or their derivatives for trading or speculative purposes. Our market risk is limited to fluctuations in interest rates as it pertains to our borrowings under our $55 million credit facility. We can borrow at either our bank's prime rate of interest or LIBOR plus 1.75%. Any increase in these reference rates could adversely affect our interest expense. The change in the interest rate for 2005 was immaterial. The extent of market rate risk associated with fluctuations in interest rates is not quantifiable or predictable because of the volatility of future interest rates and business financing requirements. However, given the small percentage change in the past, we do not currently expect any changes in the interest rate to have a material effect on our operating results. If interest rates increased 1%, then the interest expense would increase approximately $407,000, annually.

         Aggregate maturities of our long-term debt are as follows:

         For the years ending September 30:

        2005                      $ 5,000,000
        2006                        8,000,000
        2007                        2,000,000
                                  -----------
                                  $15,000,000

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

            As mentioned in our filing on Form 8-K dated April 14, 2005, as of December 31, 2004, there existed certain significant deficiencies in our systems of inventory valuation rendering such systems inadequate to accurately capture cost of materials and labor components of certain work in progress and finished goods inventory. During the nine months ended September 30, 2005, we have worked to strengthen our internal controls relating to the matters described above and such efforts include: instituting additional controls, enforcing existing policies and providing oversight with respect to insuring that we accurately capture the cost of materials and labor components of certain work in process and finished good inventory, hiring an additional inventory manager, and continuing to interview candidates with the intention of hiring additional personnel to provide additional support in implementing and improving our system. Our management, including the CEO and the CFO, believes the results of the corrective actions that we have initiated have been and will be effective in addressing the deficiency in internal controls described above. The attestation report of our former auditors also identified what that firm considered to be two additional weaknesses in internal controls: (1) failure of the Company to complete consultation with the auditors prior to filing Form 10-K for the year ended December 31, 2004; and (2) a need to enhance and strengthen the Audit Committee to improve the Committee's effectiveness. Although the Company does not believe that our former auditors had a proper basis for its conclusions, the Company is exploring opportunities to improve the process of preparing its filings with the Securities and Exchange Commission and the effectiveness of its Audit Committee.

         Except as described above, there have not been any changes in our internal controls over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the nine months ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Since September 9, 2005, a number of purported class action lawsuits were filed in the United States District Court for the Eastern District of New York against the Company and certain of the Company's officers and directors. The actions purport to be filed on behalf of purchasers of the Company's publicly traded securities during the period from April 21, 2004 through August 29, 2005. The complaints, which are substantially similar to one another, allege, among other things, that the Company's public disclosures were false or misleading because they did not disclose certain information. The lawsuits allege that DHB's body armor products were defective and failed to meet the standards of its customers, and that these alleged facts should have been publicly disclosed. The Company has been served with a number of these complaints. No class has been certified in the actions. The lawsuits seek compensatory damages plus interest and attorneys' fees.

         The Company believes that the lawsuits are baseless and intends to vigorously defend against them. Because of their similarity, the Company believes that most or all of the lawsuits will be consolidated into a single action and that the Company will not be required to defend against all of the lawsuits individually. The Company cannot predict the outcome of the lawsuits or whether the Company's financial condition or results of operations may be materially affected as a result of the lawsuits.

         Since September 14, 2005, a number of derivative complaints were filed in the United States District for the Eastern District of New York against certain officers and directors of the Company and, in certain cases, Weiser LLP, the Company's former auditor. The allegations in the complaints are substantially similar and include the Company as a nominal defendant. The complaints allege, among other things, that defendants breached their fiduciary duties and engaged in fraud, misrepresentation, insider trading, misappropriation of corporate information, waste of corporate assets, abuse of control, and unjust enrichment, asserting claims substantially similar to those asserted in the actions described above under "Securities Litigation."

The complaints seek monetary damages and various forms of equitable and/or injunctive relief, restitution to the Company and disgorgement of profits earned by defendants, and fees and costs.

         The Company believes that the lawsuits are baseless and intends to vigorously defend against them. Because of their similarity, the Company believes that most or all of the lawsuits will be coordinated and/or consolidated into a single action. The Company cannot predict the outcome of the lawsuits or whether the Company's financial condition or results of operations may be materially affected as a result of the lawsuits.

         On or about August 29, 2005, Southern States Police Benevolent Association, Inc., et al. ("Southern States") filed a Class Action Complaint against Protective Apparel Corporation of America, Inc. and Point Blank Body Armor, Inc. ("Defendants"), alleging that the National Institute of Justice ("NIJ") decertified all bullet resistant vests containing Zylon. Southern States further alleged that the test results released by the NIJ demonstrated that all of Defendants' Zylon-containing vests fail to comply with their certifications and warranties. Southern States brought causes of action for breach of warranty on label in vest, breach of warranty in warranty statement, breach of implied warranty of merchantability, breach of implied warranty of fitness for a particular purpose, and for injunctive relief.

         On or about October 19, 2005, Defendants filed an answer and affirmative defenses denying that Defendants are in breach of any warranty and denying that injunctive relief is proper. On October 20, 2005, the Court entered a Consent Order Certifying Class Action. The certified classes include all law enforcement personnel and organizations, and other individuals, who purchased new ballistic resistant soft body armor containing Zylon from the Defendants, except for federal agencies and any persons who have been physically injured as a result of defects in their vests. The parties are engaged in settlement negotiations. The Company has recorded a $36.7 million reserve for this settlement during the quarter ended September 30, 2005, which is part of the $60 million cost of the vest replacement program.

         On January 3, 2005, a class action lawsuit was filed against us in the Circuit Court of the Seventeenth Judicial Circuit in Broward County, Florida by a police organization and individual police officers, alleging concerns regarding the effectiveness and durability of body armor with high concentrations of Zylon in the Company's bullet-resistant soft body armor (vests). Point Blank Body Armor settled a class action lawsuit involving a total of less than 2,000 vests containing a high concentration of Zylon. Pursuant to the settlement, class members have been exchanging the vests for a choice of four other vests made by the company. Class members have also been receiving two extra carriers, as well as a 10 percent discount certificate. The final date for class members to submit a claim form was August 21, 2005. This settlement did not have a material adverse effect on its financial position.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER REPURCHASES OF EQUITY SECURITIES

During the nine month period ended September 30, 2005 and 2004 employees exercised warrants to purchase 30,000 and 80,000 shares, respectively of the Company's unregistered common stock at an average price of $6.26 and $2.00 per share, respectively.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On November 3, 2005, the Company amended its Credit Agreement, to exclude the non-cash compensation charge and the Zylon(R) replacement charge from the financial covenants calculations and issuing a waiver as of September 30, 2005 for failure to comply with such covenants as a result of the afore mentioned charges. Pursuant to the Eight amendment these defaults were waived by LaSalle Business Credit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the DHB Industries, Inc. Annual Stockholders' Meeting on July 29, 2005, our stockholders approved our 2005 Omnibus Equity Incentive plan.

                                                   Number of Shares
                                                  Voted                 Broker
                                   Voted For     Against     Abstain   Non-Votes
Proposal 1. To consider and vote
upon the Company's proposed 2005
Omnibus Equity Incentive Plan.     11,715,548   8,064,100    152,114       0


ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

10.18 Lease agreement dated August 22, 2005 between DHB Industries Inc. and A&B Holdings

10.19    Eighth Amendment to Loan and Security Agreement, dated November 3, 2005

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



Dated: November 9, 2005                              DHB INDUSTRIES, INC.
                                                              (Registrant)


      Signature                    Capacity                     Date

                            Chief Executive Officer       November 9, 2005
 /s/ David H. Brooks        and Chairman of the Board
_______________________


                            Chief Financial Officer,      November 9, 2005
/s/ Dawn M. Schlegel        Director and Principal
_______________________     Accounting Officer


/s/ Jerome Krantz           Director                      November 9, 2005
_______________________


/s/ Gary Nadelman           Director                      November 9, 2005
_______________________