Form 10-K
period 2006-12-31
DHB INDUSTRIES INC
filed 2007-10-01
CIK 899166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 01-13112

DHB INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-3129361
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2102 SW 2ND St. Pompano Beach, Florida	33069
(Address of principal executive offices)	(Zip Code)

(954) 630 0900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act: Common Stock, $0.001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☑

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES   ☐    NO  ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☑            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    YES  ☐    NO  ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates computed by reference to the price at which the stock was last sold, or the average bid and asked price of such stock, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $185,486,170. This disclosure excludes 15,696,836 shares of Common Stock held by directors, executives, officers and our former Chairman and Chief Executive Officer and his wife. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control of the Registrant.

The number of shares of Common Stock outstanding as of September 26, 2007 was 51,027,535.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Annual Report on Form 10-K includes consolidated financial statements for our years ended December 31, 2006 and 2005. In addition, this Annual Report on Form 10-K contains our restated consolidated financial statements for the years ended December 31, 2004 and 2003. This Annual Report also includes restated selected financial data for the years ended December 31, 2002 and 2001.

The restated financial information contained within this Annual Report on Form 10-K reflects the correction of errors made in the application of U.S. generally accepted accounting principles (“GAAP”). For a discussion of the significant restatement adjustments and the background leading to the adjustments, see Note 2—“Restatements” to the consolidated financial statements included in Item 8 of this Annual Report.

We have not amended our prior annual reports on Form 10-K or quarterly reports on Form 10-Q for the periods affected by the restatement adjustments. The consolidated financial statements and related financial information contained in such reports are superseded by the information in this Annual Report on Form 10-K and the consolidated financial statements and related financial information contained in such previously filed reports should not be relied upon.

PART I

Item 1.	BUSINESS

General

Unless stated to the contrary, or unless the context otherwise requires, references to “DHB,” “the Company,” “we,” “our” or “us” in this report include DHB Industries, Inc. and subsidiaries.

We are a leading manufacturer and provider of bullet- and projectile-resistant garments, fragmentation protective vests, slash and stab protective armor and related ballistic accessories, which are used domestically and internationally by military, law enforcement, security and corrections personnel, as well as government agencies. We also manufacture and distribute sports medicine, health support and other products, including a variety of knee, ankle, elbow, wrist and back supports and braces that assist serious athletes, weekend sports enthusiasts and general consumers in their respective sports and everyday activities. All products are sold through contracts, a corporate sales force, sales agents and a network of distributors. We were incorporated in 1994.

Recent Developments

Regulatory Investigations

We are cooperating with investigations by the U.S. Securities and Exchange Commission (the “SEC”) and the United States Attorney’s Office for the Eastern District of New York. These investigations concern:

•

executive compensation issues involving David H. Brooks (“Mr. Brooks”), our former Chairman and Chief Executive Officer, Sandra Hatfield (“Ms. Hatfield”), our former Chief Operating Officer, and Dawn Schlegel (“Ms. Schlegel”), our former Chief Financial Officer;

•	related party transactions with our former Chairman and Chief Executive Officer, his family members and entities controlled by him or his family members;

•	accounting errors and irregularities resulting in misstatements in our books and records and in our publicly filed consolidated financial statements;

•	material weaknesses in internal controls; and

•	income and payroll tax issues.

See Item 3—LEGAL PROCEEDINGS for a discussion of investigations. The investigations stem from accounting irregularities and disclosure issues in the consolidated financial statements for the years ended December 31, 2004 and 2003, as well as quarterly financial reports for those years and for the first three quarters of 2005. As a result of the irregularities, we did not file a 10-K for the year ended December 31, 2005, nor did we file any interim reports on Form 10-Q for any of the quarters beyond September 30, 2005.

Investigation by the Civil Division of the Department of Justice

In addition to the investigations described above, we are cooperating with an industry-wide investigation by the Civil Division of the U.S. Department of Justice into the manufacture and sale of body armor products containing Zylon, a ballistic yarn produced by an unrelated company. We are producing documents and witnesses for interviews in this investigation. We cannot reasonably predict the outcome of this investigation.

De-listing from American Stock Exchange

As a result of delayed filing of required reports with the SEC, we failed to satisfy certain of the continued listing standards of the American Stock Exchange (AMEX). On August 29, 2006, our stock was de-listed from the AMEX. Since August 29, 2006, our Common Stock has been quoted on the Pink Sheets Electronic Quotation Service (the “Pink Sheets”).

Withdrawal of Reliance on 2004 and 2003 Consolidated Financial Statements

On August 17, 2006, the Executive Committee of our Board of Directors concluded that our previously issued consolidated financial statements for the fiscal years ended December 31, 2004 and December 31, 2003, and the related financial information for those periods and interim periods, should no longer be relied upon.

On March 31, 2006, while under previous management, we announced that our quarterly reports on Form 10-Q for the first three quarters of 2005 also should not be relied upon. We conducted an analysis of our historical information and records. Discrepancies were noted with respect to the reasonableness of estimates and accuracy of reported sales, cost of sales, inventory, gross profit, and income levels in fiscal years 2003 and 2004. Further, our management concluded that the materiality of these inaccuracies with respect to inventory, gross profit, and net income values reported in these prior periods required a restatement of our consolidated financial statements for the years ended December 31, 2004 and 2003.

In the process of making its determination with regard to historical financial statements, the Executive Committee also considered the conclusions of our interim financial management that our existing internal controls over financial reporting did not provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Changes to Controls and Procedures

As more fully explained in Item 9A—CONTROL AND PROCEDURES, we have taken and continue to take steps to establish an appropriate system of internal controls and to assess the impact of the aforementioned accounting irregularities. Among the steps taken are the following:

•	The replacement of our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and certain directors with new senior management and several new independent directors;

•	The hiring of new accounting and financial management, as well as other key management personnel;

•	The design and implementation of comprehensive new accounting and internal control policies and procedures;

•	The assessment and quantification of the magnitude of the accounting irregularities and preparation of restated consolidated financial statements for those periods affected; and

•	The extensive use of outside independent counsel and consultants to advise us in our remediation program.

Products and Markets

We manufacture and sell a variety of body armor products through our subsidiaries Point Blank Body Armor, Inc. (Point Blank) and Protective Apparel Corporation of America (PACA). We also produce and sell a variety of sports medicine, health support and other products through our subsidiary NDL Products, Inc. (NDL).

Our body armor products and related accessories protect individuals from bodily injury and death from multiple threats including bullets, knives, other sharp instruments and shrapnel fragments. We design, build and sell advanced systems that safeguard our users from specific threats. Our designs fall into two general categories based on mission and operating environment. Our products are designed for military and commercial customers.

Our military models are built to meet military specifications and undergo a rigorous test program that involves first article tests as well as routine performance testing at independent U.S. laboratories. Although we sell some vests to other government agencies, our principal customer for these vests is the U.S. military. The Armed Forces and other federal agencies purchase our products directly or through the U.S. General Services Administration (GSA).

In 1998, the U.S. Army and Marine Corps procured our InterceptorTM Outer Tactical Vest (OTV) system, which is a soft armor vest with pouches for hard armor plates for added ballistic protection over vital organs. We designed the InterceptorTM as a continually upgradeable, modular, soft body armor system specifically for the U.S. military. The system includes removable yoke/collar, throat and groin protection that can be customized by the wearer to address the threat faced.

In 2004, we developed for the U.S. Marines Corps an Armor Protection Enhancement System. This modular system is designed to enhance the current InterceptorTM OTV by providing equivalent protection to areas previously not covered by the InterceptorTM including the underarm, shoulder and upper arms. Also during 2004, we developed a similar product for the US Army called Deltoid Auxiliary Protection System (D.A.P.S.). The InterceptorTM system was first extensively used in combat in Afghanistan during Operation Enduring Freedom, where it was credited in reducing the number of life-threatening wounds. During Operation Iraqi Freedom, the InterceptorTM system was widely deployed among U.S. combat forces. Through September 30, 2007, we have sold over 750,000 D.A.P.S.

We manufacture and supply the InterceptorTM to the U.S. military through contracts with the U.S. Department of Defense (DOD) and pursuant to the GSA Schedule, a standard purchasing contract issued by the GSA. We developed seven ballistic models of the InterceptorTM that we customize to meet mission requirements and delivered over 1.3 million InterceptorTM OTVs to the U.S. Army.

In 2006, we designed, produced and began marketing the Enhanced Side Ballistic Insert (E.S.B.I.) to be used with the InterceptorTM OTV. We developed this new system to defeat an adaptive enemy and evolving threat. Since its initial introductions, we sold over 550,000 E.S.B.I.

We manufacture and distribute a large variety of standard and specialized commercial products. Our commercial models are principally sold to law enforcement, federal agencies and other government agencies. We test these and our other vests in our own advanced technology center as well as independent U.S. test laboratories to ensure that we meet or exceed National Institute of Justice (NIJ) standards. We sell products to our customers through direct sales and an extensive network of distributors.

The majority of our concealable vests are sold to state and local law enforcement and to federal agencies. These vests are individually sized to provide the optimal fit and protection. We also make corrections body armor products that are used by personnel in corrections facilities and other law enforcement employees who are exposed to threats primarily from knives and other sharp instruments. These vests are constructed with special blended fabrics, stainless steel, titanium and flexible woven fabrics, and are available in both concealable and tactical models. In 2004, we patented the first front opening tactical vest, The Rock, which offers modularity and concealment as well as capacity for tactical upgrades. Our body armor products also include tactical police jackets, unique vests for special agents, corrections vests and K-9 protection.

Our sports medicine, health support and other products include a variety of knee, ankle, elbow, wrist and back supports and braces, along with athletic tape, support bandages, and hot/cold therapy products that assist serious athletes, weekend sports enthusiasts and general consumers in their respective sports and everyday activities. A small percentage of the sports medicine, health supports and protective product sales are protective knee and elbow pads sold to the U.S. military pursuant to marketing and distribution methods discussed above.

Our health support products sell under the brand FLEX-AIDTM, along with various private labels or store brands. Apart from sales to the military, we market these products to a variety of distribution points with an emphasis on major retailers and wholesalers. The store brand and private label programs are offered to consumers through mass merchandisers, chain drug stores, food chains, independent sporting goods retailers, independent pharmacies, catalogs, wholesalers and e-commerce. Our customer list includes national retail establishments and established wholesalers in the healthcare industry.

Research and Development

Our research and development program is a key element in our effort to maintain and improve our position in the market for protective body armor. We are constantly exploring new and innovative solutions to the threats encountered by our customers. It is our goal to be the industry leader in research and development.

To further research and development goals, we opened our new Technology Center in 2005. The Technology Center has allowed us to refine our testing and evaluation of new ballistic materials and allows us to develop and evaluate products and materials in a shorter period of time than was previously possible.

Our two ballistic test laboratories are equipped to perform testing of both standard and unusual ballistic and fragmentation threats that exceed NIJ and international requirements. This commitment to research and development allows for the rapid development of products to meet the evolving needs of the marketplace.

Research and development personnel have an aggregate of over 100 years of ballistic research and development experience, including more than 40 years of experience with NIJ certification requirements. Many research and development personnel previously held positions of responsibility with other companies in the industry. Research and development projects consist of internally-funded efforts as well as government-funded efforts under fixed price government contracts. Collaborative efforts to customize products for specific customers are an important part of the research and development process, resulting in several new products such as D.A.P.S., E.S.B.I. and ballistic blankets.

Research and development expenses (materials, salaries, and ballistic testing) are included in selling, general and administrative expenses as incurred and for the years ended December 31, 2006, 2005, 2004 and 2003 were approximately $1.7 million, $1.7 million, $1.3 million and $0.4 million, respectively.

Raw Materials and Manufacturing

We manufacture all of our bullet-, fragmentation- and projectile-resistant products. Most of the raw materials used in the manufacture of ballistic-resistant garments consist of fabrics, which are patented by major corporations and purchased from weaving companies.

We have letters of commitment with our raw materials suppliers that provide a steady supply of ballistic fibers. These letters are required by our contracts with the DOD. We also have such letters of commitment relating to other, non-DOD contracts. The letters of commitment are legally enforceable and include a commitment to supply raw materials for the duration of the contracts. Our DOD-related letters of commitment provide that the supplier will provide us with raw materials at a fixed price for the life of the DOD contract. The letters of commitment that are related to non-DOD contracts give us the right to purchase raw materials at the suppliers’ published prices.

If any of the manufacturers of any of these ballistic fibers ceases production for any reason, we have the capability to substitute fabrics containing alternative fibers. Should the fabrics originally used and the respective alternatives become unavailable for any reason, we may be unable to replace them with materials of like weight and strength. Thus, if the supply of any of these materials were reduced or cut off or if there were a price increase for these materials, our manufacturing operations and our financial condition could be adversely affected. In order to provide flexibility in the availability of raw materials, we have cross-certified several fabrics with competitive raw materials. Further, in an attempt to avoid shortages of raw materials, we seek to maintain an inventory of ballistic fabrics that is based on the availability of such fabrics as well as our short-term projected manufacturing requirements. This policy may increase our inventory carrying costs but has helped avoid manufacturing disruptions and in our view has become a marketplace advantage.

From 2003 through 2006, shortages of required raw materials limited our ability to fully meet demand for our products. We mitigated the impact of these raw materials shortages by using a variety of ballistic fibers (hybridization) instead of relying on a single fiber in our products. Even when using a variety of fibers, however, the impact of shortages was not completely eliminated due to limits on the availability of individual ballistic fibers. During the period from 2004 through 2006, shortages of raw materials limited our total production capacity. The availability of raw materials placed an upper limit on the amount of product that we could produce, and demand for our product exceeded that amount.

We presently outsource the production of a majority of our NDL braces to a subcontractor in China. During 2006, approximately 65% of our sports and health sales were produced by this subcontractor. This subcontractor produces braces that are sold through our retail and wholesale distribution points. We have quality control procedures in place to ensure that the subcontractor’s work and materials conform to our quality standards.

Patents and Trademarks

Intellectual property rights that apply to various products include patents, copyrights, trade secrets and trademarks. We maintain an active program to protect our investment in technology by enforcing our intellectual property rights. We hold six U.S. patents with varying expiration dates through 2024. We also have numerous patents pending for our protective armor designs and integrated technologies. While patents are an important element of protecting market share, our business as a whole is not materially dependent on any one patent.

To distinguish our products from those of our competitors, we have obtained certain trademarks and trade names for our products, and maintain advertising programs to promote our brands and identity. In total, we hold 30 trademarks.

We also protect certain details about our products and strategies as trade secrets, keeping confidential the information that is believed to provide us a competitive advantage. Ongoing programs designed to maintain the confidentiality of such information are enforced.

Customers

Products are sold domestically to the U.S. military, state and local law enforcement agencies, correctional facilities, federal agencies and distributors. Sales to the U.S. military or federal law enforcement agencies, directly or through a subcontractor, accounted for 84%, 87%, 81% and 80% of our revenues for the years ended December 31, 2006, 2005, 2004 and 2003, respectively. The remainder of our sales is primarily to domestic state and local law enforcement agencies, security and intelligence agencies, distributors, federal and state correctional facilities and, for our NDL braces, to major retailers.

With the exception of the U.S. government, no customer accounted for 10% or more of our total revenues in 2006, 2005, 2004 or 2003.

Backlog

As of December 31, 2006, we had orders in place on our major contracts for sales totaling approximately $136 million, all of which were delivered in 2007. As of July 31, 2007, the backlog of sales orders in place was approximately $70 million. These contracts are all firm fixed price contracts with the U.S. military and our other customers, none of which is subject to renegotiation of profits at the election of government. However, U.S. government contracting regulations and mandatory clauses in government contracts provide the government with the right to unilaterally terminate contracts for the convenience of the government. To date, the U.S. government has not unilaterally terminated any order made under an existing contract, and we do not consider this right to terminate to be an impediment to our sales to the U.S. government.

Marketing and Distribution

Due to the acceptance of the InterceptorTM OTV system by the U.S. military, performance in the industry, and related marketing efforts, our products and brands are recognized in the military, law enforcement and corrections communities. We seek to enhance our reputation as a premier provider of technologically advanced body armor to these communities through aggressive marketing and efficient distribution.

We employ customer support representatives and sales representatives under the direction of our Head of Global Sales. These personnel are responsible for marketing our products to federal, state and local law enforcement agencies in the United States. We sell to law enforcement agencies primarily through distributorships established by our sales team. However, in areas in which there are no suitable distributors, orders are filled through direct contract awards or through internal customer service representatives. Strong relationships with our distributors are critical to this marketing strategy. We focus on protecting our distribution network through advertising and additions to our product line.

Certain sales to federal agencies are made pursuant to standard purchasing contracts of a type issued by the GSA, and are commonly referred to as GSA Schedules. Participation in the GSA is viewed as a key component to accessing sales to government entities.

Given the high percentage of sales to U.S. government entities and the importance of these continued sales to our revenue stream, we maintain a government and international liaison office in Washington, D.C. This office facilitates direct sales to governmental customers and potential international customers who can visit the office to examine products prior to purchase. Further, our representatives in this office focus on building relationships with various government customers and potential international customers as well as potential distributors and international agents.

Government and Industry Regulations and Standards

Ballistic and fragmentation resistant garments and accessories are not currently the subject of government regulation domestically. Sales of NIJ Level III and Level IV armor require an export license for shipment to international customers. Contracts with governmental entities are subject to rules, regulations and approvals applicable to government contractors, and we are subject to routine audits to assure our compliance with these requirements. Failure to comply with these contract terms and contracting rules or regulations could expose us to substantial penalties, including the loss of these contracts and disqualification as a U.S. government contractor. A number of employees involved with certain of our government contracts are required to maintain specified levels of security clearances. Further, law enforcement agencies and the U.S. military specify certain standards of performance, such as NIJ standards for bullet-resistant vests in several categories, and the NIJ has established a voluntary standard for testing stab-resistant armor, which is often a requirement for sales of correctional armor. We regularly submit vests to independent laboratories for testing under these standards.

Competition

The ballistic-resistant garment business is highly competitive and fragmented. We compete by combining high quality products with on-time delivery and personalized customer service. Our principal competitors include a number of regionalized manufacturers, including BAE Systems, Inc., Ceramic Protection Corporation and U.S. Armor Corporation. Because there are no published reports concerning the market, and many competing companies are privately held, we are unable to estimate the size of the market.

We focus on the following competitive strategies to maintain and improve our market and competitive position:

Execution and customer service—We focus on order execution and on-time delivery of products. Products offered are critically important to the safety of military and law enforcement personnel and reliable on-time delivery is essential. Our ability to execute orders and deliver products on time, backed by knowledgeable and professional customer service, has provided a key competitive advantage.

Understanding government needs—A majority of our revenues are dependent upon U.S. government contracts. The close relationships our management and sales personnel have developed with the military, federal, state and local agencies that use our products allow us to design products that respond to government needs and provide the credibility to effectively compete for contracts.

Product and brand recognition—We seek to maintain a favorable reputation through years of supplying the U.S. military, federal, state and local governments and agencies with recognized models that are sold under a defined brand.

Broad product lines—We sell a full product line of protective apparel and accessories for use by military, law enforcement and corrections personnel to provide a wide range of protection against various threat levels.

A proud and motivated workforce—Our employees understand the importance of our products in saving lives, and their commitment to the consistency and quality of our products represents an important group mission—to protect and enhance the lives of the users of our products.

Network of distributors—We have spent many years developing and training a network of distributors throughout the U.S. The effectiveness of our marketing effort is substantially dependent upon the professionalism and motivation of our distribution network. We provide support through education and training, sales and marketing assistance and accessibility, all of which are designed to strengthen this network.

Employees

As of September 26, 2007, we had approximately 1,200 full-time employees. The employee population is made up of our officers, group or area supervisors, manufacturing, shipping and warehousing, quality control, customer service, sales, technical/research and development, and office and administration personnel. Approximately 70 employees are represented by a union and participate in collective bargaining.

We also contract with various independent sales representatives who, together with our sales executives, are responsible for sales throughout the U.S.

We believe we have a satisfactory relationship with our employees and independent sales representatives.

Available Information

Our most recent Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports may be viewed or downloaded electronically, free of charge, from our website: http://www.dhbindustries.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Please note, however, that with the exception of Current Reports and this Annual Report, we have not filed periodic reports with the SEC for periods after September 30, 2005, and we have previously cautioned that financial information contained in our Annual Reports for the fiscal years ending December 31, 2004 and December 31, 2003, and our Quarterly Reports for the interim periods during such years and the first three quarter of 2005, should not be relied upon. In addition, you may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. To obtain information on the operation of the Public Reference Room, you may call the SEC at 1-800-SEC-0330. Our recent press releases are also available to be viewed or downloaded electronically at http://www.dhbindustries.com. We will also provide electronic copies of our SEC filings free of charge on request. Any information posted on or linked from our website is not incorporated by reference into this Annual Report on Form 10-K. The SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. We are domiciled in the United States of America and have no significant foreign revenue.

Item 1A.	RISK FACTORS

The risks and uncertainties described below are not the only risks and uncertainties that we face. Additional risks and uncertainties not currently known or currently deemed not to be material also may impair business operations. If any of the following risks actually occur, our business, results of operations and financial condition could be adversely affected.

We are subject to ongoing investigations, which could require us to pay substantial fines or other penalties or subject us to other sanctions. We cannot predict the outcome or the timing of developments in these matters.

We are subject to ongoing investigations by the SEC and other regulatory authorities. These investigations stem from alleged accounting irregularities associated with our financial statements for the years ended December 31, 2004 and 2003 and interim periods during 2005. While we are presently cooperating fully with the above-mentioned ongoing investigations, we cannot predict when the investigations will be completed or the timing of any other developments, nor can we predict what the results of these matters may be.

We are also subject to an industry-wide investigation by the Civil Division of the U.S. Department of Justice into the manufacture and sale of body armor products containing Zylon, a ballistic yarn produced by an unrelated company. We cannot reasonably predict the outcome of this investigation.

We are a defendant in a securities class action and shareholder derivative action.

On July 13, 2006, we signed a Memorandum of Understanding to settle a securities class action and a shareholder derivative action. A Stipulation of Settlement, dated as of November 30, 2006, which contains the terms of the settlement initially outlined in the Memorandum of Understanding, was executed on behalf of the parties and submitted to the United States District Court, Eastern District of New York for its approval on December 15, 2006, and received preliminary approval on July 3, 2007. See Item 3—LEGAL PROCEEDINGS. The class would receive $34.9 million in cash and 3,184,713 shares of our Common Stock under the settlement, which is subject to final court approval. The derivative action is being settled in consideration of the adoption of certain corporate governance provisions and payment of $0.3 million in legal fees and expenses to the lead counsel in the derivative action. That settlement also is subject to final court approval. There can be no assurance whether or when the court will grant final approval of the proposed settlements. Also, if the court does not grant final approval of the proposed settlement, we cannot predict what the ultimate outcome of this matter will be.

We face continuing risks in connection with the restatement of our financial statements for the years ended December 31, 2004 and 2003, as discussed in Note 2 of the Consolidated Financial Statements.

These risks include:

•

The risk that, notwithstanding our efforts to date to identify and remedy all material errors in those financial statements, we may discover other errors in those financial statements in the future; and

•	the risk that the cost of identifying and remedying those errors will be high.

We have identified a number of material weaknesses in our internal control over financial reporting, which could continue to impact negatively our ability to report our results of operations and financial condition accurately and in a timely manner.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, our management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006. We identified a number of material weaknesses in our internal control over financial reporting and concluded that, as of December 31, 2006, we did not maintain effective control over financial reporting based in part on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. For a detailed description of these material weaknesses, see Item 9A—CONTROLS AND PROCEDURES. Each of the material weaknesses results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected. As a result, we must perform extensive additional work to obtain reasonable assurance regarding the reliability of our financial statements. Even with this additional work, given the number of material weaknesses identified, there is a risk of additional errors not being prevented or detected, which could result in additional restatements. Moreover, other material weaknesses may be identified.

We have extensive work remaining to remedy the material weaknesses in our internal control over financial reporting.

We are in the process of remedying the identified material weaknesses, and this work will continue during 2007 and perhaps beyond. For a detailed description of these remedial efforts, see Item 9A—CONTROLS AND PROCEDURES. There can be no assurance as to when all of the material weaknesses will be remedied. Until the remedial efforts are completed, management will continue to devote significant time and attention to these efforts, which may be to the detriment of our operations. We will continue to incur expenses associated with the additional procedures and resources required to prepare our consolidated financial statements. Certain of the remedial actions, such as hiring additional qualified personnel to implement reconciliation and review procedures, will be ongoing and will result in us incurring additional costs even after the material weaknesses are remedied. As a result, our financial condition and results of operation may be negatively affected by the cost of these remediation measures.

If internal control over financial reporting remains ineffective, our business and future prospects may suffer.

If we are unsuccessful in implementing or following our remediation plan, or fail to update our internal control over financial reporting as our business evolves or to integrate acquired businesses into our controls system, we may not be able to timely or accurately report our financial condition, results of operations or cash flows or to maintain effective disclosure controls and procedures. If we are unable to report financial information in a timely and accurate manner or to maintain effective disclosure controls and procedures, we could be subject to, among other things, regulatory or enforcement actions by the SEC and a general loss of investor confidence, any one of which could adversely affect our business prospects and the market value of our Common Stock.

Further, there are inherent limitations to the effectiveness of any system of controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. We could face additional litigation exposure and additional SEC enforcement or other regulatory action if further restatements were to occur or other accounting-related problems emerge. In addition, any future restatements or other accounting-related problems may adversely affect our financial condition, results of operations and cash flows.

Our business is materially dependent upon raw materials that have been subject to shortages in recent years.

A substantial majority of revenues and net income is dependent upon the sale of our ballistic-resistant products. Substantially all of the raw materials used in the manufacturing of ballistic-resistant products consist of fabrics containing fibers that are patented by major corporations and are purchased from weaving companies. Accordingly, we have limited sources of such required raw materials for our ballistic-resistant products. In recent years, shortages of such required raw materials limited the quantity of products that we could produce, and demand for such products exceeded that amount. Although we were able to mitigate partially the impact of these shortages by using a variety of ballistic fibers instead of one type of fiber, the impact of these shortages was not completely eliminated because there are limits on the availability of ballistic fiber blends. In response to these shortages, we have adopted a policy of purchasing such materials based on their availability rather than our immediate need for such materials. This policy is designed to reduce the effects of any future shortages; however, it increases our inventory carrying costs. Further, notwithstanding efforts to increase inventory of required raw materials, if any of these manufacturers cease to produce these needed materials or shortages persist or worsen, we may be required to use other fabrics in our ballistic-resistant products. In such event, there is no assurance that we would be able to identify alternate fabrics with comparable performance and comparable cost. We expect any material future shortages of required raw materials to have a material adverse effect on our business, financial condition, results of operations and liquidity.

Increases in the price paid for raw materials may adversely affect profit margins.

If we experience significant increases in the prices paid for raw materials, we may be unable to pass through to our customers such increases in cost of raw materials. If we are unable to pass through all or a portion of such cost increases to our customers, profit margins on such products may be reduced. Fixed price contracts are especially susceptible to having profit margins reduced by increases in the price of raw materials.

Our products are used in situations that are inherently risky. Accordingly, we may face product liability and other claims exposure for which we may not be able to obtain adequate insurance.

The products that we manufacture are typically used in applications and situations that involve high levels of risk of personal injury. Failure to use these products for their intended purposes, failure to use them properly, their malfunction and, in some circumstances, even correct use of these products could result in serious bodily injury or death. We cannot guarantee that our insurance coverage would be sufficient to cover the payment of any potential claim. Any substantial uninsured loss would have to be paid out of our assets as applicable and may have a material adverse effect on our financial condition and results of operations. In addition, we cannot guarantee that our current insurance or any other insurance coverage will continue to be available or, if available, that it will be obtainable at a reasonable cost. The cost of obtaining insurance coverage has risen substantially due to increased sales levels and increased volatility within the reinsurance industry. Any material uninsured loss could have a material adverse effect on our business, financial condition, results of operations and liquidity. If we are unable to obtain product liability coverage we may be prohibited from bidding for orders from certain government customers because many governmental agencies currently require such insurance coverage. Any inability to bid for government contracts as a result of insufficient insurance coverage would have a material adverse effect on our financial condition and results of operations.

We are engaged in a highly competitive marketplace, which demands that producers continue to develop new products. Our business will be adversely affected if we are not able to continue to develop new and competitive products.

We face a number of well-financed competitors. In order to remain competitive, we must continue to develop innovative products that meet the needs of our customers.

We may have difficulty protecting our proprietary technology.

Intellectual property and proprietary technology are important to the success of our business. It is difficult to monitor all possible misappropriations and unauthorized access to our intellectual property and technology. Further, litigation involving these matters can be costly, with no guarantee of ultimate success. Dissemination or dilution of the aforementioned property and technology could have an adverse effect on our business, financial condition, results of operations and liquidity.

A substantial portion of our revenue is dependent on U.S. military business, and a decrease in such business could have a material adverse effect on us.

U.S. military contracts account for the majority of our revenue. The U.S. military funds its contracts in increments based on annual authorization and appropriation, as well as supplemental bills passed by Congress and approved by the President, which may not be enacted or may provide funding that is greater than or less than the amount of the contract. Changes in the U.S. military’s budget, spending allocations or the timing of such spending could adversely affect our ability to receive future contracts. Our contracts with the U.S. military do not have a minimum purchase commitment, and the U.S. military generally has the right to cancel our contracts unilaterally with limited notice. A significant reduction in U.S. military expenditures for ballistic-resistant products would have a material adverse effect on our business, financial condition and results of operations.

Many of our customers have fluctuating budgets, which may cause substantial fluctuations in our results of operations.

Customers for our products include federal, state, municipal, foreign, military, law enforcement and other governmental agencies. Government tax revenues and budgetary constraints, which fluctuate from time to time, can affect budgetary allocations for these customers. Many domestic and foreign government agencies have in the past experienced budget deficits that have led to decreased spending in defense, law enforcement and other military and security areas. Our results of operations may be subject to substantial period-to-period fluctuations because of these and other factors affecting military, law enforcement and other governmental spending. A reduction of funding for federal, state, municipal, foreign and other governmental agencies could have a material adverse effect on sales of our products and our business, financial condition, results of operations and liquidity. For example, our sales have increased due to the U.S. military operations in Iraq and Afghanistan. We can provide no assurance that these increases will be maintained after the completion of, or a reduction of forces serving in, those operations.

Our business is subject to various laws and regulations favoring the U.S. government’s contractual position, and our failure to comply with such laws and regulations could harm operating results and prospects.

As a contractor to the U.S. government, we must comply with laws and regulations relating to the formation, administration and performance of the federal government contracts that affect how we do business with our U.S. government customers and may impose added costs on our business. These rules generally favor the U.S. government’s contractual position. For example, these regulations and laws include provisions that subject contracts we have been awarded to protest or challenge by unsuccessful bidders and unilateral termination, reduction or modification by the U.S. government. The accuracy and appropriateness of certain costs and expenses used to substantiate direct and indirect costs for the U.S. government under contracts are subject to extensive regulation and audit by the Defense Contract Audit Agency, an arm of the DOD. Responding to governmental audits, inquiries or investigations may involve significant expense and divert our management’s attention from our business operations. Failure to comply with these or other laws and regulations could result in contract termination, suspension or debarment from contracting with the federal government, civil fines and damages and criminal prosecution and penalties, any of which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Growth of operations may strain resources and if we fail to successfully manage growth, our business could be adversely affected.

Increased orders for body armor for military personnel as well as the introduction of new products have placed, and may continue to place, a strain on our operational, financial and managerial resources and personnel. Any failure to effectively manage growth could have material adverse effects on our business, operating results, financial condition and liquidity.

Environmental issues could adversely affect our business.

We are subject to various federal, state and local laws and regulations governing the use, discharge and disposal of hazardous material. Compliance with current laws and regulations has not had and is not expected to have a material adverse effect on our financial condition. It is possible, however, that environmental issues may arise in the future that we cannot currently predict and which may have a material adverse effect on our business or financial condition.

Our stock price is volatile.

The market price and trading volume of our Common Stock is subject to significant volatility and this trend may continue. The general economic, political, and stock market conditions that may affect the market prices of our Common Stock are beyond our control. The value of our Common Stock may decline regardless of our operating performance or prospects. Factors affecting market price include (but are not limited to) variations in our operating results and whether we have achieved our key business targets, the limited number of shares of our Common Stock available for purchase or sale in the public markets, sales or purchases of large blocks of stock, changes in, or failure to meet, earnings estimates, changes in securities analysts’ buy/sell recommendations, differences between reported results and those expected by investors and securities analysts and announcements of new contracts by us or our competitors. In the past, securities class action litigation has been instituted against companies following periods of volatility in the market price of their securities. We are presently a defendant in such litigation. Additionally, we are being investigated by the SEC and the U.S. Department of Justice. The outcome of these investigations could result in increased volatility of the market price of our Common Stock. See Item 3—LEGAL PROCEEDINGS.

Our stock is quoted on the Pink Sheets, which may decrease the liquidity of our Common Stock.

On August 29, 2006, the AMEX de-listed our Common Stock because we were not able to file certain periodic reports with the SEC in a timely manner. Since that time our Common Stock has been quoted on the Pink Sheets under the symbol “DHBT.PK.” Broker-dealers often decline to trade in Pink Sheet stocks given that the market for such securities is often limited, the stocks are more volatile, and the risk to investors is greater. Consequently, selling our Common Stock can be difficult because smaller quantities of shares can be bought and sold, transactions can be delayed and securities analyst and news media coverage of our Company may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of our Common Stock as well as lower trading volume. Although we intend to apply for the listing of our Common Stock on a national securities exchange once we are current in our periodic reporting obligations with the SEC, we cannot guarantee that we will be successful in those efforts. Investors should realize that they may be unable to sell shares of our Common Stock that they purchase. Accordingly, investors must be able to bear the financial risk of losing their entire investment in our Common Stock.

Our Common Stock may be subject to penny stock rules, which may make it more difficult for our stockholders to sell their Common Stock.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the SEC. Penny stocks generally are equity securities with a price of less than $5.00 per share. The penny stock rules require a broker-dealer, prior to purchase or sale of a penny stock not otherwise exempt from the rules, to deliver to the customer a standardized risk disclosure document that provides information about penny stocks and the risk in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer account. In addition, the penny stock rules generally require that, prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market of a stock that becomes subject to the penny stock rules.

Item 1B.	UNRESOLVED STAFF COMMENTS

We have received written comments from the staff of the Division of Corporation Finance of the SEC (the “Staff”) relating to our Form 10-K for the fiscal year ended December 31, 2004, our Form 10-Q for the period ended June 30, 2005 and our Form 10-Q for the period ended September 30, 2005. The remaining comments relate principally to our accounting treatment of: (i) transactions where we provided raw materials to Tactical Armor Products, Inc. for use in the manufacture of our products; (ii) cashless exercise provisions for stock options; and (iii) certain inventory charges. We have agreed with the Staff’s comments relating to these matters and we are addressing them through the financial statements and restated financial statements included in this Annual Report on Form 10-K. For a discussion of the effects of certain corrections on our accompanying restated consolidated balance sheets and consolidated statements of operations, cash flows and stockholders’ equity for the years ended December 31, 2004 and 2003 and a discussion of the nature of the adjustments made to the balances, please see Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K.

In addition, the Staff’s comments included a request that we file our June 2004 and December 2004 contracts with the U.S. Army as exhibits to this Annual Report on Form 10-K. By letter dated September 7, 2007, we informed the Staff that we are contacting the appropriate U.S. Army officers to obtain complete copies of both contracts and to seek permission from the U.S. Army to publicly file these contracts or portions thereof. Accordingly, as of the date of this Annual Report on Form 10-K, this Staff comment remains unresolved.

Item 2.	PROPERTIES

Our general policy is to lease, rather than own, our business locations. Our lease agreements require us to pay our proportionate share of taxes, common area expenses, insurance and related costs of the rental properties. Our management believes that the properties we occupy are, in general, suitable and adequate for the purposes for which they are used. The leased facilities consist of the following:

Corporate Headquarters and Manufacturing Facility

We lease a 104,000 square foot manufacturing facility with administrative offices at 2102 SW 2nd Street, Pompano Beach, Florida. During 2006, our corporate headquarters were moved to this location. The lease expires on April 30, 2014, and we may renew the lease for five years, at our option.

Other Manufacturing Facilities

We also lease the following manufacturing facilities:

•	A 61,772 square foot manufacturing facility with administrative offices at 600 SW 12th Avenue, Deerfield Beach, Florida. The lease expires on April 30, 2013.

•	A 60,060 square foot manufacturing facility with administrative offices at 179 Mine Lane, Jacksboro, Tennessee. The lease expires on August 11, 2011.

•	A 67,000 square foot office and manufacturing facility located at 4031 N.E. 12th Terrace, Oakland Park, Florida. The lease expires on December 31, 2010.

Sales Offices

We lease the following sales office facilities:

•

A 2,192 square foot government and international liaison sales office at 1667 K Street NW, Suite 650, Washington, DC. The lease expires on April 30, 2011, and we may renew the lease for five years, at our option.

•	A 3,300 square foot sales office at 1830 SW 2nd Street, Pompano Beach, Florida. The lease expires on April 8, 2008, and we may renew the lease for four years, at our option.

Item 3.	LEGAL PROCEEDINGS

SEC Investigation

We are cooperating with investigations by the SEC and the United States Attorney’s Office for the Eastern District of New York. These investigations concern (1) executive compensation issues involving our former Chairman and CEO, our former COO and our former CFO; (2) related party transactions with our former Chairman and CEO, his family members and entities controlled by him or his family members; (3) accounting errors and irregularities resulting in misstatements in our books and records and in our publicly filed financial statements; (4) material weaknesses in internal controls; and (5) income and payroll tax issues. These investigations stem from accounting irregularities and disclosure issues in the consolidated financial statements for the years ended December 31, 2004 and 2003, as well as in the quarterly financial reports for those years and for the first three quarters of 2005. As a result of the impact of these irregularities, we did not file a 10-K for the year ended December 31, 2005, nor did we file any interim reports on Form 10-Q for any of the quarters beyond September 30, 2005.

We are in the process of implementing a comprehensive remediation plan. We cannot reasonably predict either the timing of the completion of these investigations or their outcome and the effects of their outcome on us.

Investigation by the Civil Division of the Department of Justice

In addition to the investigations described above, we are cooperating with an industry-wide investigation by the Civil Division of the U.S. Department of Justice into the manufacture and sale of body armor products containing Zylon, a ballistic yarn produced by an unrelated company. We are producing documents and witnesses for interviews in this investigation. We cannot reasonably predict the outcome of this investigation.

Securities Class Action and Shareholder Derivative Action

During the third and second quarters of 2005, a number of purported class action lawsuits were filed in the United States District Court for the Eastern District of New York against us and certain of our officers and directors. The actions were filed on behalf of purchasers of our publicly traded securities during the period from April 21, 2004 though August 29, 2005. The complaints, which were substantially similar to one another, allege, among other things, that our public disclosures were false or misleading. The lawsuits alleged that our body armor products were defective and failed to meet the standards of our customers, and that these alleged facts should have been publicly disclosed. The lawsuits were ultimately consolidated into a single class action.

During the same time frame, a number of derivative complaints were filed, also in the United States District Court for the Eastern District of New York, against certain of our officers and directors, and in certain cases our former auditors. The complaints, which were substantially similar to one another, allege, among other things, that the defendants breached their fiduciary duties and engaged in fraud, misrepresentation, misappropriation of corporate information, waste of corporate assets, abuse of control and unjust enrichment. The lawsuits were ultimately consolidated into a single shareholder derivative action.

On July 13, 2006, we signed a Memorandum of Understanding to settle the class action and the derivative action. Under the Memorandum of Understanding, the class action would be settled, subject to court approval, for $34.9 million in cash and 3,184,713 shares of our Common Stock. The derivative action also would be settled, subject to court approval, in consideration of the adoption of certain corporate governance provisions and the payment of $0.3 million in legal fees and expenses to the lead counsel in the derivative action.

On July 31, 2006, we completed the funding of, and deposited into escrow the $22.3 million portion of the cash settlement to be provided by us, which was funded by certain transactions entered into by us and our former Chairman and CEO. Our directors’ and officers’ liability insurers funded the remaining portion of the cash settlement, $12.9 million, pursuant to buyouts of the policies. In addition to the cash portion, the settlement called for the issuance of 3,184,713 shares of our Common Stock.

Of the settlement amounts funded on July 31, 2006, we obtained $7.5 million from the proceeds of the exercise by our former Chairman and CEO of a warrant held by him to acquire 3,000,000 shares of our Common Stock at an exercise price of $2.50 per share. The warrant, granted to our former Chairman and CEO pursuant to a warrant agreement dated July 1, 2005, originally had an exercise price of $1.00 per share and originally vested and became exercisable with respect to 750,000 shares on each of July 1, 2007, 2008, 2009 and 2010. As part of the settlement, and pursuant to a warrant exercise agreement described below between us and our former Chairman and CEO, the warrants were accelerated and the exercise price was increased to $2.50 per share. If the settlement is not approved, we are required to cause to be paid to our former Chairman and CEO from the settlement funds being held in escrow $4.5 million, which is the difference between the warrant exercise price of $1.00 per share set forth in the Warrant Agreement and the elevated exercise price of $2.50, multiplied by the 3,000,000 shares involved. Pursuant to the Memorandum of Understanding, the remaining $14.8 million of the amount paid by us for the settlement was funded by our former Chairman and CEO through a purchase in a private placement transaction of 3,007,099 shares of our Common Stock at a price of $4.93 per share. In the event the settlement is not approved, our former Chairman and CEO has the right to sell some or all of these shares back to us in exchange for the amount he paid.

In order to complete the transactions contemplated in the Memorandum of Understanding, on July 31, 2006, we entered into the following agreements with our former Chairman and CEO:

•	a release agreement and contractual undertakings;

•	a securities purchase agreement;

•	a warrant exercise agreement; and

•	a registration rights agreement.

Pursuant to the release agreement, our former Chairman and CEO resigned from his position as a member of our Board of Directors and from all other positions held by him in the Company or any of our subsidiaries or affiliates. These resignations were effective July 31, 2006. The release agreement contains general releases from us to our former Chairman and CEO and from him to us. If, however, the settlement is not approved by the court on the same material terms as referred to in the Memorandum of Understanding or if the settlement otherwise does not become effective despite the reasonable best efforts of the parties, the general releases become null and void. Additionally, the former Chairman and CEO agreed to pay all taxes attributable to personal income received by him from the Company, including any fines, penalties or back taxes incurred by us as a result of such income.

Pursuant to the terms of the securities purchase agreement, we sold 3,007,099 shares of our Common Stock directly to our former Chairman and CEO at a price of $4.93 per share. We received proceeds of $14.8 million from this sale, which were used to partially fund the above-mentioned settlement.

Pursuant to the warrant exercise agreement, we permitted our former Chairman and CEO to exercise warrants to purchase 3,000,000 shares of Common Stock that would otherwise not have been exercisable until 2007, 2008, 2009 and 2010, and increased the exercise price of the warrants from $1.00 per share to $2.50 per share.

The registration rights agreement provides for us to register for resale under the Securities Act of 1933, as amended, the shares acquired by our former Chairman and CEO pursuant to the securities purchase agreement and warrant exercise agreement described above. We are not obligated to file a registration statement until after such time as we become current in our filing obligations under the Securities Exchange Act of 1934, as amended.

A Stipulation of Settlement, dated as of November 30, 2006, which contains the terms of the settlement initially outlined in the Memorandum of Understanding, was executed on behalf of the parties, and first submitted to the United States District Court, Eastern District of New York for its approval on December 15, 2006.

In July of 2007, the United States District Court, Eastern District of New York, granted the lead plaintiffs’ motion for preliminary approval of the above-described settlements of the class action and derivative action. The court has scheduled a hearing for October 5, 2007, to consider and determine whether to grant final approval of the settlement. There can be no assurance that the court will grant final approval of the settlement.

Zylon Voluntary Replacement Program

In 2005, we incurred a cost of $19.2 million associated with increasing reserves to cover potential liability in connection with class action lawsuits filed against certain of our subsidiaries, as well as other companies in the body armor industry, relating to allegations of defective body armor products containing Zylon, a ballistic yarn produced by an unrelated company. The class action lawsuits against us and our subsidiaries were settled without monetary damages with us agreeing to participate in a voluntary vest exchange program. We believe that we have established adequate reserves for any further costs associated with replacing these vests and do not anticipate that the cost of this program will affect future years’ operating results.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

Item 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock and Dividends

Our Common Stock currently trades in the over-the-counter market and is quoted on the Pink Sheets under the symbol “DHBT.PK.” Previously, it traded on the AMEX, from which it was de-listed on August 29, 2006. The following table shows the range of high and low bid information on the Pink Sheets or the high and low prices on the AMEX for our Common Stock for each quarter in the three-year period ended December 31, 2006. Over-the-counter market quotations from the Pink Sheets reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

		Low	High
2006	Fourth Quarter	$2.09	$3.14
	Third Quarter	$0.50	$3.80
	Second Quarter	$1.57	$5.02
	First Quarter	$4.36	$5.43

2005	Fourth Quarter	$2.76	$5.03
	Third Quarter	$3.51	$9.48
	Second Quarter	$6.50	$9.79
	First Quarter	$8.62	$19.08

2004	Fourth Quarter	$13.00	$22.70
	Third Quarter	$10.78	$17.40
	Second Quarter	$7.42	$16.45
	First Quarter	$5.05	$7.50

As of September 15, 2007, there were approximately 125 holders of record of our Common Stock.

On January 12, 2002, we issued shares of Series A, 12% Convertible Preferred Stock, to Mr. Brooks, which we redeemed on December 15, 2005. During that period, we paid cash dividends on the preferred stock each quarter at a rate of $0.18 per share ($0.72 per share per annum), an amount equal to the interest that would have been payable on the shareholder indebtedness from which the preferred stock was converted. No dividends have been paid on our Common Stock during the last four fiscal years.

We currently retain our income from earnings and anticipate that future earnings will also be retained to finance the expansion of our business. Any determination to pay cash dividends on our Common Stock in the future will be at the discretion of our Board of Directors after taking into account various factors, including financial condition, results of operations, current and anticipated cash needs, and restrictions under our credit agreements. Our current credit facility prohibits the payment of dividends on our Common Stock without our lender’s prior written consent.

Warrants to Purchase Shares of our Common Stock

On July 29, 2005, our stockholders approved our 2005 Omnibus Equity Incentive Plan (the “2005 Plan”), which was previously adopted by our Board of Directors. Pursuant to the 2005 Plan, our Compensation Committee is authorized to award options or warrants to purchase up to a total of 2,500,000 shares of our Common Stock to the officers, directors, employees, consultants and other persons who provide services to us or any of our affiliates. Prior to 2005, awards were made under our 1995 Stock Option Plan, which expired ten years from its inception.

On July 13, 2007, our Compensation Committee recommended to our Board of Directors for approval, and the Board approved and adopted, our 2007 Omnibus Equity Incentive Plan (the “2007 Plan”), pursuant to which the Compensation Committee is authorized to award options or warrants to purchase up to a total of 1,250,000 shares of our Common Stock to selected officers, employees, consultants and other persons who render service to us.

We made all of the aforementioned issuances of unregistered securities pursuant to and in reliance upon Section 4(2) of the Securities Act of 1933, relating to transactions not involving a public offering.

As of December 31, 2006, we had outstanding options/warrants to purchase shares of our Common Stock, and shares of Common Stock available for future grants of options/warrants under our equity plans, as follows.

Equity Compensation Plan Information (as of December 31, 2006)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	1,779,670		$4.98	1,272,330
Equity compensation plans not approved by security holders	800,000	(1)	$2.82	—

Total	2,579,670		$4.32	1,272,330

(1)	Granted by the Executive Committee of the Board of Directors in connection with new employment agreements.

Stock Buy-back

The following table sets forth information regarding our purchase of issued and outstanding stock.

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 2005	755,300	$3.97	0	0
November 2005	513,800	3.71	0	0
December 2005	661,600	4.24	0	0
January, 2006	655,000	$4.78	0	0

Stockholder Rights Plan

On October 6, 2006, our Board of Directors declared a dividend of one preferred share purchase right for each outstanding share of our Common Stock. The dividend distribution was paid on October 10, 2006 (the “record date”) to stockholders of record at the close of business on that date. Each right entitles the registered holder to purchase from us one one-thousandth of a share of our Series B Junior Participating Preferred Stock, par value $0.001 per share (the “preferred stock”) at a price of $15.00 per one one-thousandth of a share of preferred stock (the “purchase price”), subject to adjustment. The description and terms of the rights are set forth in a Rights Agreement dated October 6, 2006, as the same may be amended from time to time (the “Rights Agreement”) between us and American Stock Transfer & Trust Company, as rights agent.

Until the earlier to occur of (i) the close of business on the tenth business day following the date of public announcement or the date on which we first have notice or determine that a person or group of affiliated or associated persons (other than the Company, any subsidiary of the Company or any employee benefit plan of the Company, or certain “grandfathered persons” described below) has acquired, or obtained the right to acquire, 15% or more of the outstanding shares of our voting stock without our prior written consent executed on our behalf by our duly authorized officer following express approval by action of at least a majority of the members of our Board of Directors then in office (the “stock acquisition date”) or (ii) the close of business on the tenth business day (or such later date as may be determined by action of the Board of Directors but not later than the stock acquisition date) following the commencement of a tender offer or exchange offer, without our prior written consent, by a person (other than the Company, any subsidiary of the Company or an employee benefit plan of the Company) which, upon consummation, would result in such party’s control of 15% or more of our voting stock (the earlier of the dates in clause (i) or (ii) above being called the “distribution date,” the rights will be evidenced, with respect to any Common Stock certificate outstanding as of the record date, by such Common Stock certificate. For purposes of the Rights Agreement, a grandfathered person is a person who, as of the close of business on October 10, 2006, together with all affiliates and associates, was the beneficial owner of more than 15% of the outstanding shares of our voting stock; provided, that such person together with all affiliates and associates does not increase its or their percentage ownership of the outstanding shares of our voting stock by more than one (1) percentage point without our prior written consent.

The Rights Agreement provides that, until the distribution date (or earlier redemption or expiration of the rights), the rights will be transferred with and only with our Common Stock, new Common Stock certificates issued after the record date upon transfer or new issuances of Common Stock will contain notation incorporating the Rights Agreement by reference. Until the distribution date (or earlier redemption, exchange or expiration of the rights), the surrender for transfer of any certificate for shares of Common Stock outstanding as of the record date, even without such notation or a copy of this summary of rights, will also constitute the transfer of the rights associated with the Common Stock represented by such certificate. As soon as practicable following the distribution date, separate certificates evidencing the rights (“rights certificates”) will be mailed to holders of record of the Common Stock as of the close of business on the distribution date, and such separate certificate alone will then evidence the rights.

The rights are not exercisable until the distribution date. The rights will expire, if not previously exercised, on October 10, 2016 (the “final expiration date”), unless the final expiration date is extended or unless the rights are earlier redeemed or exchanged by us.

The purchase price payable, the number of shares of preferred stock or other securities or property issuable upon exercise of the rights are subject to adjustment from time to time to prevent dilution (i) in the event of a stock dividend on, or subdivision, combination or reclassification of, the preferred stock, (ii) upon the grant to holders of the preferred stock of certain rights or warrants to subscribe for or purchase preferred stock at a price, or securities convertible into preferred stock with a conversion price, less than the then-current market price of the preferred stock or (iii) upon the distribution to holders of the preferred stock of evidences of indebtedness or assets (excluding regular periodic cash dividends or dividends payable in preferred stock) or of subscription rights or warrants (other than those referred to above).

The number of outstanding rights and the number of one one-thousandths of a share of preferred stock issuable upon exercise of each right are also subject to adjustment in the event of a stock split of our Common Stock or a stock dividend on our Common Stock payable in shares of our Common Stock or subdivisions, consolidations or combinations of our Common Stock occurring, in any such case, prior to the distribution date.

Shares of preferred stock purchasable upon exercise of the rights will not be redeemable and will be junior to any of other series of preferred stock we may issue (unless otherwise provided in the terms of such stock). Each share of preferred stock will have a preferential dividend in an amount equal to 1,000 times any dividend declared on each share of Common Stock. In the event of liquidation, the holders of the preferred stock will receive a preferred liquidation payment of equal to the greater of $1,000 and 1,000 times the payment made per share of Common Stock. Each share of preferred stock will have 1,000 votes, voting together with our Common Stock. In the event of any merger, consolidation or other transaction in which shares of Common Stock are converted or exchanged, each share of preferred stock will be entitled to receive 1,000 times the amount and type of consideration received per share of Common Stock. The rights of the preferred stock as to dividends, liquidation and voting, and in the event of mergers and consolidations, are protected by customary antidilution provisions.

If any person or group (other than the Company, any subsidiary of the Company or any employee benefit plan of the Company or certain grandfathered persons) acquires 15% or more of our outstanding voting stock without the prior written consent of our Board of Directors, each right, except those held by such persons, would entitle each holder of a right to acquire such number of shares of our Common Stock as shall equal the result obtained by multiplying the then current purchase price by the number of one one-thousandth of a share of preferred stock for which each right is then exercisable and dividing that product by 50% of the then current per share market price of our Common Stock.

If any person or group (other than the Company, any subsidiary of the Company or any employee benefit plan of the Company or certain grandfathered persons) acquires more than 15% but less than 50% of our outstanding Common Stock without the prior written consent of our Board of Directors, each right, except those held by such persons, may be exchanged by the Board of Directors for one-half of a share of our Common Stock. The exercise of the rights is also subject to suspension under certain circumstances to enable us to register the shares being issued upon exercise under the Securities Act of 1933, as amended. We are not currently able to file a registration statement as we are not in compliance with our periodic filing requirements under SEC rules and regulations.

If we were acquired in a merger or other business combination transaction where the Company is not the surviving corporation or where our Common Stock is exchanged or changed or 50% or more of our assets or earning power is sold in one or several transactions without the prior written consent of our Board of Directors, each right would entitle the holders thereof (except for the acquiring person) to receive such number of shares of the acquiring company’s common stock as shall be equal to the results obtained by multiplying the then current purchase price by the number of one one-thousandths of a share of preferred stock for which a right is then exercisable and dividing that product by 50% of the then current market price per share of the common stock of the acquiring company on the date of such merger or other business combination transaction.

Effective October 12, 2006, we filed a Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock with the Secretary of the State of Delaware. Our Board of Directors authorized the filing of this certificate at a meeting of the Board of Directors pursuant to the designation and reservation of 70,000 shares of our preferred stock as Series B Junior Participating Preferred Stock in connection with the Rights Agreement.

Stock Performance

The graph below compares the cumulative total stockholder return on our Common Stock for the last six full fiscal years with the cumulative total returns on the S&P 500 Index and the “peer group” companies listed below for the same period. The graph assumes that $1,000 was invested on January 2, 2001, in each of our Common Stock, the S&P 500 Index and an index compiled by us tracking the peer group companies listed below. The comparisons in the graph below are based on historical data, with our Common Stock prices based on the closing price on the AMEX or last bid information quoted on the Pink Sheets on the dates indicated, and are not intended to forecast the possible future performance of our Common Stock.

Our “peer group,” as determined by management, consists of:

•	Ceradyne, Inc.;

•	Mine Safety Appliances Company;

•	Armor Holdings, Inc.; and

•	Force Protection, Inc.

Item 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below for the years ended December 31, 2006, 2005, 2004, 2003, 2002 and 2001 were derived from our consolidated financial statements. The data set forth below should be read in conjunction with Item 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and our Consolidated Financial Statements and related Notes appearing elsewhere in this Annual Report on Form 10-K.

Income Statement Data (in thousands, except for per share data)

	2006	2005	Restated 2004	Restated 2003	Restated 2002	Restated 2001
Net sales	$254,105	$343,561	$322,276	$206,375	$118,029	$87,664
Cost of goods sold	196,154	282,653	265,607	177,066	80,303	$61,288
Gross profit	57,951	60,908	56,669	29,309	37,726	26,376
Selling, general and administrative expenses	42,539	57,223	37,461	29,478	27,245	17,124
Legal settlements and investigations	13,886	27,246	943	—	—	—
Employment tax withholding obligation	4,407	2,358	28,981	737	—	—
Income (loss) before other income (expense)	(2,881)	(25,919)	(10,716)	(906)	10,481	9,252
Interest expense	1,946	1,798	1,371	1,410	1,645	2,513
Other (income) expense	(127)	(551)	190	1,925	130	42
Income (loss) before income taxes	(4,954)	(28,268)	(11,897)	(391)	8,966	6,781
Income taxes (benefit) expense	286	(250)	(2,800)	3,585	(3,672)	175
Income (loss) before minority interest	(5,240)	(28,018)	(9,097)	(3,976)	12,638	6,606
Less minority interest of subsidiary	82	122	48	(1)	—	—
Net income (loss)	(5,322)	(28,140)	(9,145)	(3,975)	12,638	6,606
Dividend—preferred stock (related party)	—	(345)	(360)	(360)	(345)	—
Income (loss) available to common stockholders	(5,322)	(28,485)	(9,505)	(4,335)	12,293	6,606
Earnings per common share:
Basic	($0.12)	($0.63)	($0.23)	($0.11)	$0.33	$0.21
Diluted	($0.12)	($0.63)	($0.23)	($0.11)	$0.29	$0.18
Earnings per contingently redeemable share:
Basic and Diluted	$0.00	—	—	—	—	—

Balance Sheet Data (in thousands)
Working capital	$19,349	$1,592	$44,299	$48,755	$53,125	$20,472
Total assets	148,199	125,537	109,204	69,304	65,371	40,896
Total current liabilities	126,776	121,300	62,168	18,273	7,822	16,585
Long-term liabilities	852	1,484	26,318	22,549	26,204	19,305
Contingently redeemable common stock	19,326	—	—	—	—	—
Stockholders’ equity	992	2,582	20,669	28,483	31,345	5,006

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with our selected consolidated financial data and the Consolidated Financial Statements set forth in this Annual Report on Form 10-K. Certain statements contained in this discussion may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those reflected in forward-looking statements, as discussed more fully in this Annual Report on Form 10-K. See also the section entitled “Forward-Looking Statements” below.

General

We are a leading manufacturer and provider of bullet- and projectile-resistant garments, fragmentation protective vests, slash and stab protective armor and related ballistic accessories, which are used domestically and internationally by military, law enforcement, security and corrections personnel, as well as governmental agencies. We also manufacture and distribute sports medicine, health support and other products, including a variety of knee, ankle, elbow, wrist and back supports and braces that assist serious athletes, weekend sports enthusiasts and general consumers in their respective sports and everyday activities.

We are organized as a holding company that currently conducts business through three operating subsidiaries. Sales to the U.S. military comprise the largest portion of our business, followed by sales to federal, state and local law enforcement agencies, including correctional facilities. Accordingly, any substantial increase or reduction in government spending or change in emphasis in defense and law enforcement programs would have a material effect on our business. We also manufacture and market a variety of sports medicine, protective gear and health support products.

We derive substantially all of our revenue from sales of our products. We have experienced volatility in revenue over the past four years primarily due to changing levels of spending by the U.S. military in conjunction with military efforts in Afghanistan and Iraq. Our future revenue levels will continue to be highly dependent on the level of demand for body armor and projectile-resistant clothing, primarily from the U.S. military.

Our market share is highly dependent upon the quality of our products and our ability to deliver products in a prompt and timely fashion. To meet projected demand and to maintain our ability to deliver quality products in a timely manner, in April 2004 we moved into a new, expanded manufacturing facility in Pompano Beach, Florida. However, there is no assurance that, in the long term, demands for our products will remain at recent levels, or that we will be able to diversify into alternate markets or alternate products or increase our market share through either organic growth or acquisitions of other businesses. Our current strategic focus is on quality and delivery, which we believe are the key elements in obtaining additional and repeat orders under our existing procurement contracts with the U.S. military and other governmental agencies.

As of September 30, 2007, we lease approximately 298,000 square feet of manufacturing, distribution and office facilities in Florida and Tennessee. In Florida, our main manufacturing and distribution facility and corporate office is located in a 107,300 square foot facility in Pompano Beach, Florida. In addition, we operate a 61,772 square foot manufacturing and distribution facility with administrative offices in Deerfield Beach, Florida and a 67,000 square foot manufacturing facility in Oakland Park, Florida. In Jacksboro, Tennessee, we operate a 60,060 square foot manufacturing facility and administrative office. In addition, we lease an approximately 2,200 square foot government and international liaison sales office in Washington, DC. We do not anticipate a need to add additional manufacturing or distribution space in the near term.

Significant Events

In addition to other matters discussed in this Form 10-K, below is a summary of certain significant events that occurred during the fiscal years 2003 to 2006.

Restatement of the Consolidated Financial Statements

As more fully explained in Note 2 to our Consolidated Financial Statements for the years ended December 31, 2006, 2005, 2004 and 2003, on March 31, 2006, we concluded that the previously issued consolidated financial statements for the interim periods during 2005 should no longer be relied upon. Furthermore, on August 17, 2006, the Executive Committee of our Board of Directors concluded that our previously issued consolidated financial statements for the fiscal years ended December 31, 2004 and 2003, and the related financial information for those periods and interim periods, should no longer be relied upon. The conclusion followed a review by our interim financial management of the pertinent facts.

We conducted an analysis of our historical information and records. Discrepancies were noted with respect to the reasonableness of estimates and accuracy of reported sales, cost of sales, inventory, gross profit, and income levels in fiscal years 2003 and 2004. Further, our management concluded that the materiality of these inaccuracies with respect to inventory, gross profit, and net income values reported in these prior periods required a restatement of our consolidated financial statements for the fiscal years ended December 31, 2004 and 2003.

Legal Proceedings

We are cooperating with investigations by the SEC and the United States Attorney’s Office for the Eastern District of New York. These investigations concern (1) executive compensation issues involving our former Chairman and CEO, our former COO and our former CFO; (2) related party transactions with our former Chairman and CEO, his family members and entities controlled by him or his family members; (3) accounting errors and irregularities resulting in misstatements in our books and records and in our publicly filed financial statements; (4) material weaknesses in internal controls; and (5) income and payroll tax issues. These investigations stem from accounting irregularities and disclosure issues in the financial statements for the years ended December 31, 2004 and 2003, as well as in the quarterly financial reports for those years and for the first three quarters of 2005. As a result of the impact of these irregularities, we did not file a 10-K for the year ended December 31, 2005, nor did we file any interim reports on Form 10-Q for any of the quarters beyond September 30, 2005.

See Item 3—LEGAL PROCEEDINGS and Note 11 to our Consolidated Financial Statements for the years ended December 31, 2006, 2005, 2004 and 2003 for a further discussion of these investigations, as well as other investigations and lawsuits in which we are involved.

Equity-based Compensation

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment” (SFAS 123R). This statement requires all equity-based compensation to be recognized as an expense in our financial statements and that such cost be measured according to the fair value of the equity-based payment award. We have implemented SFAS 123R using the modified retrospective method. As a result, our equity-based compensation recorded in the years ended December 31, 2006, 2005, 2004 and 2003 was $1.6 million, $20.9 million, $1.5 million and $1.1 million, respectively.

Employment Tax Withholding Obligation

As more fully explained in Note 11 to our Consolidated Financial Statements for the years ended December 31, 2006, 2005, 2004 and 2003, certain bonus payments and the exercise of warrants to purchase our Common Stock by certain former officers and other employees created an employment tax withholding obligation to us related to the employees’ share of federal income tax, state income tax and Social Security charges on the compensation associated with the bonuses and warrants. We also must remit to applicable taxing authorities the employer’s share of Social Security and other payroll related taxes.

We have determined that income and other payroll taxes were not withheld and remitted by us to the taxing authorities when those bonuses were paid and, with one exception, when the warrants were exercised. We have self-reported these apparent violations to the relevant taxing authorities, including the Internal Revenue Service.

Accordingly, as of December 31, 2006, 2005, 2004 and 2003, we recorded liabilities for Employment Tax Withholding Obligations related to this matter totaling $36.5 million, $32.1 million, $29.8 million and $0.7 million, respectively, in our consolidated balance sheets. The related income statement charges totaling $4.4 million, $2.4 million, $29.0 million and $0.7 million have been recorded in each of the years ended December 31, 2006, 2005, 2004 and 2003, respectively.

We do not believe that the Company will be required to discharge the liability of former senior management personnel for income tax withholding obligations. Moreover, to the extent that we are required to discharge employee income tax withholding obligations for other current and former employees, management intends to seek recovery of those amounts from the affected employees. In July 2006, our former Chairman and CEO signed a Release Agreement and Contractual Undertaking with us in which he represented, warranted and covenanted that he has paid or will pay all taxes (including without limitation federal and state, Social Security, Medicare, FICA or other withholding taxes or similar amounts) attributable to personal income received by him from us, including any fines, penalties or back taxes incurred by us solely as a result of personal income paid to him. We intend to pursue recovery from our former Chairman and CEO for any of the foregoing amounts ultimately due and payable by us, if any, to the taxing authorities. At December 31, 2006, the income tax withholding obligations that may be recoverable from current and former employees were $34.2 million (including $30.4 million from our former Chairman and CEO, $1.1 million from our former CFO and $1.5 million from our former COO). The employer’s share of the employment tax withholding obligations was approximately $1.5 million, at December 31, 2006, and accrued penalties were approximately $0.8 million.

During 2007, the statute of limitations for the 2003 income tax withholding obligations expired and accordingly the charge and related liability originally recorded during 2003 (totaling $0.7 million) will be reversed during 2007.

Results of Operations and Financial Condition

As discussed in Item 1—BUSINESS and Item 1A—RISK FACTORS, this Annual Report includes our restated consolidated financial statements as of and for the years ended December 31, 2004 and 2003. All of the financial information and discussion set forth below reflects the effects of the restatements on the periods presented. For a discussion of the effects of the restatement on financial information that was previously reported for the periods discussed below, see Note 2 to our Consolidated Financial Statements.

Net Sales

Net sales consist primarily of gross sales less discounts, returns and allowances. Sales are recognized when the product has been shipped and title passes to the customer.

Gross Profit

Gross profit consists primarily of net sales less the cost of sales and manufacturing and warehousing expenses. Gross profit as a percentage of sales may be affected by variations of product mix, price changes in response to competitive factors and fluctuations in raw material costs and vendor programs. In addition, inventory adjustments caused by impaired inventory can also affect gross profit.

Operating Cost

Operating and administrative expenses are comprised of selling and marketing expenses including commissions and marketing programs; general and administrative expenses including administrative salaries, professional fees and other office expenses; research and development expenses and other expenses associated with our operations.

Year ended December 31, 2006, compared to year ended December 31, 2005

Consolidated net sales for the year ended December 31, 2006 were $254.1 million compared to $343.6 million for the year ended December 31, 2005. This decrease of 26.1% is primarily attributed to a decline in sales to the U.S. military, domestic sales and health and sports product sales in 2006.

The following table shows our revenues for the years ended December 31, 2006 and December 31, 2005 for the main categories of our net sales.

ANALYSIS OF NET SALES

Years Ended December 31, 2006 and 2005

(Dollars in Thousands)

	2006		2005		Dollar Change
Net Sales
Military and Federal Government	$213,465	84.0%	$297,886	86.7%	(84,421)
Domestic/Distributors	31,406	12.4%	34,449	10.0%	(3,043)
International	905	0.3%	773	0.2%	132
Sports and Health Products	8,618	3.4%	9,964	2.9%	(1,346)
Other	802	0.3%	1,210	0.4%	(408)

Total	255,196	100.4%	344,282	100.2%	(89,086)
Less Discounts, Returns and Allowances	1,091	0.4%	721	0.2%	370

Net Sales	$254,105	100.0%	$343,561	100.0%	$(89,456)

The decrease in sales to the U.S. military, domestic customers, sports product and other customers experienced in 2006 compared to 2005 is a function of both a slowdown in spending associated with the military and uncertainty on the part of customers as a result of the restatement of our 2004 and 2003 financial statements, related material weaknesses in internal control, changes in management, failure to file required annual reports and ongoing investigations. See Item 3—LEGAL PROCEEDINGS for a discussion of these investigations. During the last quarter of 2006 and continuing into 2007 we have undertaken an ongoing project of communicating with our military, domestic, sports and health and other customers in an effort to assure them that procedures are being implemented to strengthen our reporting and operational controls. Sales to the U.S. military and federal government decreased 28.3% from fiscal year 2005 to 2006.

Cost of goods sold decreased from $282.7 million for the year ended December 31, 2005 to $196.2 million for the year ended December 31, 2006. This decrease is consistent with the decline in sales discussed above, and the inclusion in cost of goods sold in 2005 of a provision relating to replacement of certain protective vest products.

Gross profit margin increased from 17.7% for the year ended December 31, 2005 to 22.8% for the year ended December 31, 2006. This increase is due to the above mentioned provision for product replacement affecting the 2005 gross profit margin.

Operating costs for the year ended December 31, 2006 were $60.8 million compared to $86.8 million for the year ended December 31, 2005. This decrease is attributable primarily to a reduction in litigation settlement and investigation charges and equity-based compensation expenses in 2006 compared to 2005. The following table summarizes our operating costs for fiscal year 2006 compared to 2005.

OPERATING COST

Years Ended December 31, 2006 and 2005

(Dollars in Thousands)

	2006		2005		Dollar Change
Selling & Marketing	$9,493	15.6%	$11,828	13.6%	$(2,335)
Research & Development	1,687	2.8%	1,707	2.0%	(20)
Equity-Based Compensation	1,395	2.3%	20,558	23.7%	(19,163)
Other General & Administrative	29,314	48.2%	23,130	26.6%	6,184
Restructuring costs	650	1.1%	—	0.0%	650
Litigation and Cost of Investigations	13,886	22.8%	27,246	31.4%	(13,360)
Employment Tax Withholding Obligation	4,407	7.2%	2,358	2.7%	2,049

Total Operating Costs	$60,832	100.0%	$86,827	100.0%	$(25,995)

Selling and marketing expense declined from $11.8 million for the year ended December 31, 2005 to $9.5 million for the year ended December 31, 2006. This decline is a function of reduced sales commissions paid during 2006 as a result of the reduced level of sales experienced during 2006. Additionally, during 2005, a significant commitment was a made to promotion and free samples which was not continued in 2006.

We spent approximately $1.7 million on research and development in both 2005 and 2006. Research and development is viewed as a critical component to meeting the needs of the market place and maintaining our customer relationships as the demands for unique and custom protective wear constantly change.

Equity-based compensation declined from $20.6 million for the year ended December 31, 2005 to $1.4 million for the year ended December 31, 2006. Equity-based compensation is the fair value, as defined in GAAP, of warrants issued to officers and employees, amortized over the period that the warrants are earned, which in our case is the vesting period. Equity-based compensation was higher in 2005 compared to 2006 because a large number of warrants were awarded in 2005 to our former Chairman and CEO at a below market exercise price that immediately vested on the date of grant.

Other general and administration expense increased from $23.1 million for the year ended December 31, 2005 to $29.3 million for the year ended December 31, 2006. This increase is a result of certain non-recurring costs incurred in 2006 including an increase in professional fees of $5.9 million.

In 2006, we incurred $0.7 million in restructuring costs relating to the relocation of our headquarters offices from Westbury, New York to Pompano Beach, Florida.

Litigation and cost of investigations decreased from $27.2 million for fiscal year 2005 to $13.9 million for fiscal year 2006. In 2005, the Company recorded a charge of $26.5 million for the settlement of the securities class action brought against us. We also incurred $0.8 million of professional fees in connection with the cost of investigations. We incurred costs in 2006 in conjunction with the ongoing investigations and indemnification of our former officers and directors. Certain of these costs along with certain general and administrative expenses incurred in 2005 and 2006 are being researched in an effort to determine if they can be recovered by us from our former officers.

During 2005, we recorded a charge of approximately $26.5 million for liability associated with a class action securities lawsuit and a related shareholder derivative lawsuit brought against us and certain of our current and former directors and officers and others. On July 13, 2006, we signed a Memorandum of Understanding to settle this securities class action securities lawsuit, as well as the shareholder derivative action brought about by a certain shareholder. Both of these actions have been pending in United States District Court for the Eastern District of New York. See Item 3—LEGAL PROCEEDINGS for further discussion of these settlements.

The class action lawsuit was settled, subject to court approval, for $34.9 million in cash and 3,184,713 shares of our Common Stock. The derivative action was also settled, subject to court approval, in consideration of certain corporate governance provisions and paying $0.3 million in legal fees and expenses to the lead counsel in the derivative action. The settlement amounts were paid into an escrow account with $12.9 million coming from our directors and officer liability insurers, and the balance was provided by us. The amount due from the insurers was received in 2006 and reflected as a receivable in current assets in our balance sheet dated as of December 31, 2005. This escrow is reflected as restricted cash in our balance sheet at December 31, 2006. The funds may only be disbursed pursuant to the Memorandum of Understanding.

In July of 2007, the United States Court, Eastern District of New York, granted lead plaintiffs’ motion for preliminary approval of the above described settlements of the class action and derivative action. The court has scheduled a hearing for October 5, 2007 to consider and determine whether to grant final approval of the settlement.

Employment Tax Withholding Obligation increased from $2.4 million in 2005 to $4.4 million in 2006 because we did not withhold an appropriate amount in connection with awards of incentive compensation, including stock compensation.

Our income tax expense for 2006 was $0.3 million, compared to an income tax benefit of $0.3 million for 2005. This change in income tax (benefit) expense and in the effective tax rate resulted primarily from results of operations and an increase in state income tax expense based on a shift in our mix of earnings among the various state tax jurisdictions. The effective tax rate for 2006 and 2005 differs from the statutory rates primarily due to nondeductible financial statement equity-based compensation expense and officer’s compensation expense in excess of the Internal Revenue Code Section 162(m) (“Section 162(m)”) annual limitation for performance based compensation.

Year ended December 31, 2005, compared to year ended December 31, 2004

Consolidated net sales for the year ended December 31, 2005, increased 6.6% to approximately $343.6 million as compared to approximately $322.3 million for the year ended December 31, 2004. The following table sets forth the major components of net sales for the year ended December 31, 2005 compared to December 31, 2004.

ANALYSIS OF NET SALES

Years Ended December 31, 2005 and 2004

(Dollars in Thousands)

	2005		2004		Dollar Change
Net Sales
Military and Federal Government	$297,886	86.7%	$261,616	81.2%	36,270
Domestic/Distributors	34,449	10.0%	44,567	13.8%	(10,118)
International	773	0.2%	9,260	2.9%	(8,487)
Sports and Health Products	9,964	2.9%	7,278	2.3%	2,686
Other	1,210	0.4%	66	0.0%	1,144

Total	344,282	100.2%	322,787	100.2%	21,495
Less Discounts, Returns and Allowances	721	0.2%	511	0.2%	210

Net Sales	$343,561	100.0%	$322,276	100.0%	$21,285

Sales to the U.S. military and the federal government increased 13.9% from $261.6 million for the year ended December 31, 2004, to $297.9 million for the year ended December 31, 2005. This increase is a function of the popularity of our products with the U.S. military and the need for the products brought about by continuing U.S. military operations in the Middle East. Domestic sales of our armored products decreased from $44.6 million to $34.5 million for this same period as domestic budgets for homeland security related purchases decreased.

Sales of sports medicine and health support products increased from $7.3 million to $10.0 million from fiscal 2004 to 2005. This increase is primarily the result of continued efforts to develop and expand our distribution network for these products through nationally recognized retail chains.

The increase in the cost of sales from $265.6 million for the year ended December 31, 2004, to $282.7 million for the year ended December 31, 2005, is consistent with the increase in sales. Additionally, cost of sales for 2005 included a one time charge of $19.2 million to provide for the voluntary vest replacement program discussed above.

Gross profit increased to $60.9 million for 2005 as compared to $56.7 million in 2004. As a percentage of net sales, gross profit was 17.7% in 2005 and 17.6% in 2004. The increase in gross profit of $4.2 million was primarily due to the increase in net sales in 2005 over 2004. The gross profit in 2005 was affected by a $19.2 million provision we incurred associated with increasing our reserves to cover potential liability in connection with a class action filed against us, as well as others in the body armor industry, relating to allegations of defective body armor products containing Zylon, a ballistic yarn produced by an unrelated company. The class action was settled without monetary damages, by us agreeing to participate in a voluntary vest exchange program. We believe that we have established adequate reserves for any further cost associated with replacing these vest and do not anticipate that the cost of this program will affect our future years’ operating results. In 2004, gross profit was affected by impairment charges associated with obsolete inventory.

The $19.2 million provision for vest replacements in 2005 was partially offset by a reduction in inventory impairment charges of $9.7 million in 2005 as compared to 2004. In 2004, the inventory impairment charge was $17.2 million compared to the 2005 inventory impairment charge of $7.6 million.

Operating costs increased 28.9% from fiscal year ended December 31, 2004, to December 31, 2005. The table below sets forth the components of selling and general administrative expenses for 2005 compared to 2004, with explanatory comments below.

OPERATING COST

Years Ended December 31, 2005 and 2004

(Dollars in Thousands)

	2005		2004		Dollar Change
Selling & Marketing	$11,828	13.6%	$14,545	21.6%	$(2,717)
Research & Development	1,707	2.0%	1,293	1.9%	414
Equity-Based Compensation	20,558	23.7%	1,531	2.3%	19,027
Other General & Administrative	23,130	26.6%	20,092	29.8%	3,038
Litigation and Cost of Investigations	27,246	31.4%	943	1.4%	26,303
Employment Tax Withholding Obligation	2,358	2.7%	28,981	43.0%	(26,623)
					—

Total Operating Costs	$86,827	100.0%	$67,385	100.0%	$19,442

Selling and marketing expense decreased from $14.5 million for the year ended December 31, 2004, to $11.8 million for the year ended December 31, 2005. This 18.7% decrease is attributed to sales and marketing programs undertaken in 2004 not recurring in 2005.

Research and development expenses increased from $1.3 million for the year ended December 31, 2004, to $1.7 million for the year ended December 31, 2005. This increase resulted from increased cost associated with the opening of our technology center concurrent with an increase in our commitment to research and development in light of increasing competition in the industry.

Equity-based compensation increased from $1.5 million for the year ended December 31, 2004, to $20.6 million for the year ended December 31, 2005. Equity-based compensation is the fair value, as defined in GAAP, of warrants issued to officers and employees, amortized over the period that the warrants are awarded, which in our case is the vesting period. Equity-based compensation was higher in 2005 compared to 2004 because more warrants were awarded in 2005 as opposed to 2004.

Furthermore, in 2005, we incurred legal, settlement and investigation costs of $27.2 million associated with the ongoing investigations and related lawsuits discussed in Item 1—BUSINESS and Item 3—LEGAL PROCEEDINGS included in this Annual Report.

Interest expense for the year ended December 31, 2005, was approximately $1.8 million compared to approximately $1.4 million for the year ended December 31, 2004. The increase in interest expense is attributed to higher loan balances outstanding during 2005. See “Liquidity and Capital Resources” below for a discussion of our credit relationship during the four years ended December 31, 2006.

Employment Tax Withholding Obligation declined from $29.0 million in 2004 to $2.4 million in 2005 due primarily to lower exercises of stock compensation. We did not withhold an appropriate amount in connection with awards of incentive compensation, including stock compensation.

Our income tax benefit for 2005 was $0.3 million, compared to an income tax benefit of $2.8 million for 2004. This change in income tax benefits and in the effective tax rates resulted from results of operations, an increase in nondeductible financial statement equity-based compensation expense and a change in the effective deferred state tax rate based on a shift in our mix of earnings among various state tax jurisdictions. Additionally, the effective tax rate for 2005 and 2004 differs from the statutory rates primarily due to nondeductible financial statement equity-based compensation expense and officer’s compensation expense in excess of the Section 162(m) annual limitation for performance based compensation.

Year ended December 31, 2004, compared to year ended December 31, 2003

Consolidated net sales for the year ended December 31, 2004, increased 56.2% to approximately $322.3 million as compared to approximately $206.2 million for the year ended December 31, 2003. The following table sets forth the major components of net sales for the year ended December 31, 2004, compared to December 31, 2003.

ANALYSIS OF NET SALES

Years Ended December 31, 2004 and 2003

(Dollars in Thousands)

	2004		2003		Dollar Change
Net Sales
Military and Federal Government	$261,617	81.2%	$165,306	80.1%	96,311
Domestic/Distributors	44,567	13.8%	34,687	16.8%	9,880
International	9,260	2.9%	599	0.3%	8,661
NDL Products	7,278	2.3%	5,807	2.8%	1,471
Other	65	0.0%	298	0.1%	(233)

Total	322,787	100.2%	206,697	100.2%	116,090
Less Discounts, Returns and Allowances	511	0.2%	322	0.2%	189

Net Sales	$322,276	100.0%	$206,375	100.0%	$115,901

The increase in gross sales from 2003 to 2004 is primarily attributable to an increase in sales to the U.S. military and the federal government. This trend, which continued into 2005, is a result of the popularity of our products with the U.S. military and increases in government spending on defense related products in the wake of the September 11 attacks in 2001 and increased military activity in the Middle East.

We also experienced increased sales in domestic markets, primarily due to local law enforcement agencies and correctional facilities having increased budget and buying capacity for protective armor, along with an increased effort by us to market our products. The increase in demand for these products by many law enforcement agencies is a result of the increased awareness of homeland security brought about by the September 11 attacks.

Our sports and health related product lines also experienced growth as a result of our efforts to market these products and grow this line of business.

Gross profit was $56.7 million for the year ended December 31, 2004, compared to $29.3 million for the year ended December 31, 2003. This increase is a function of both an increase in sales volume and an increase in the gross margin realized in 2004. The gross profit margin improved from 14.2% for 2003 to 17.6% for 2004. This improvement is a result of the increase in demand for our products experienced in 2004.

Operating costs increased from $30.2 million for the year ended December 31, 2003, to $67.4 million for the year ended December 31, 2004. The following table sets forth the components of operating cost comparing 2004 with 2003 with explanatory comments below.

OPERATING COST

Years Ended December 31, 2004 and 2003

(Dollars in Thousands)

	2004		2003		Dollar Change
Selling & Marketing	$14,545	21.6%	$11,014	36.5%	$3,531
Research & Development	1,293	1.9%	372	1.2%	921
Equity-Based Compensation	1,531	2.3%	898	3.0%	633
General & Administrative	20,092	29.8%	17,194	56.9%	2,898
Litigation and Cost of Investigations	943	1.4%	—	0.0%	943
Employment Tax Withholding Obligation	28,981	43.0%	737	2.4%	28,244

Total Operating Costs	$67,385	100.0%	$30,215	100.0%	$37,170

The increase in selling and marketing costs is consistent with and a function of the increase in revenue. We increased our commitment to marketing during 2004 to take advantage of the demand for our products brought about by military efforts in the Middle East and local corrections and law enforcement agencies’ increased budgets for protective armor and similar products.

We increased our commitment to research and development in 2004 in response to increased competition in the industry and in preparation for our technology center opening in 2005.

Equity-based compensation increased from $0.9 million for the year ended December 31, 2003, to $1.5 million for the year ended December 31, 2004. Equity-based compensation is the fair value, as defined in GAAP, of warrants issued to officers and employees, amortized over the period that the warrants are earned, which in our case is the vesting period.

Increases in other general and administrative costs reflect our higher compensation and compensation related costs consistent with our increase in revenue and our general growth experienced in 2004.

Employment Tax Withholding Obligation increased from $0.7 million in 2003 to $29.0 million in 2004, primarily because we did not withhold appropriate amounts in connection with exercises of warrants in 2004.

Our income tax benefit for 2004 was $2.8 million, compared with income tax expense for 2003 of $3.6 million. This change in income tax (benefit) expense and in the effective tax rate resulted primarily from results of operations, a reduction in net operating carryforwards and the expiration of capital loss carryforwards from prior years. Additionally, the effective tax rate for 2004 and 2003 differs from the statutory rates primarily due to nondeductible financial statement equity-based compensation expense, officer’s compensation expense in excess of the Section 162(m) annual limitation for performance based compensation and the reduction in net operating and capital loss carryforwards from prior years.

Employment Tax Withholding Obligation

From 2003 through early 2006, the Company paid certain cash bonuses to management and other employees. Members of senior management during that time and other employees also exercised warrants to purchase shares of our Common Stock between 2003 and 2006 that had previously been granted to them. The payment of cash bonuses and exercise of warrants trigger tax withholding obligations by us related to the employees’ share of federal income tax, state income tax and Social Security charges on the compensation associated with the bonuses and warrants. We also must remit to applicable taxing authorities the employer’s share of Social Security and other payroll related taxes.

We have determined that income and other payroll related taxes were not withheld and remitted by us to the taxing authorities when those bonuses were paid and, with one exception, when the warrants were exercised. We self-reported these apparent violations to the relevant taxing authorities, including the Internal Revenue Service.

As of December 31, 2006, 2005, 2004 and 2003, we have recognized Employment Tax Withholding Obligations, including applicable penalties, related to this matter totaling $36.5, $32.1, $29.7 and $0.7 million, respectively, in the accompanying consolidated balance sheets. The related income statement charges totaling $4.4, $2.4, $29.0 and $0.7 million have been recorded in each of the years ended December 31, 2006, 2005, 2004 and 2003, respectively.

We do not believe that we will be required to discharge the liability of former senior management personnel for income tax withholding obligations. Moreover, to the extent that we are required to discharge employee income tax withholding obligations for other current and former employees, management intends to seek recovery of those amounts from the affected employees. In July 2006, Mr. Brooks signed a Release Agreement and Contractual Undertaking with us in which he represented, warranted and covenanted that he has paid or will pay all taxes (including without limitation federal and state, Social Security, Medicare, FICA or other withholding taxes or similar amounts) attributable to personal income received by him from us, including any fines, penalties or back taxes incurred by us solely as a result of personal income paid to him. We intend to pursue recovery from Mr. Brooks for any of the foregoing amounts ultimately due and payable by us, if any, to the taxing authorities. At December 31, 2006, the income tax withholding obligations that may be recoverable from current and former employees were $34.2 million (including $30.4 million from Mr. Brooks, $1.1 million from Ms. Schlegel and $1.5 million from Ms. Hatfield). The employer’s share of the employment tax withholding obligations was approximately $1.5 million, at December 31, 2006, and accrued penalties were approximately $0.8 million.

During 2007, the statute of limitations for the 2003 income tax withholding obligations expired and accordingly the charge and related liability originally recorded during 2003 (totaling $0.7 million) will be reversed during 2007.

Liquidity and Capital Resources

We intend to fund our cash requirements with cash flows from operating activities and, when necessary, borrowings under our revolving credit facility. We believe these resources should be sufficient to meet our cash needs for the foreseeable future. As of December 31, 2006, our working capital was approximately $19.3 million compared to $1.6 million at December 31, 2005, $44.3 million at December 31, 2004, and $48.8 million at December 31, 2003. The decrease in working capital from 2004 to 2005 is due to our establishing, in 2005, a reserve for the settlement of the class action lawsuit and related derivative action. Cash needs may fluctuate due to our policy of purchasing certain raw materials in advance when available to safeguard against shortages and credit terms given by us to our customers.

The accounts receivable days outstanding increased to 55 days at December 31, 2006, as compared to 44 days at December 31, 2005. This increase was primarily the result of lower sales volume to the U.S. military and federal government, from whom we typically collect receivables faster compared to our state and local law enforcement customers.

In order to meet the demands for working capital, we maintain a revolving credit facility with a major financial institution, which facility is secured by substantially all of our assets. The purpose of this revolving credit facility is to provide liquidity when needed on a short term basis. Our major material suppliers’ payment terms are normally 30 days from date of purchase. Our accounts receivable collections are typically 15 to 30 days longer. Any shortfall in working capital will result in us utilizing our revolving credit line to maintain liquidity.

Originally, the terms of the Loan and Security Agreement included both affirmative and negative covenants that are customary for a financing of this nature. Those covenants required us, among other things, to maintain a minimum (1) tangible net worth, (2) fixed charge coverage ratio and (3) minimum earnings before interest, taxes, depreciation and amortization. The agreement also contained certain restrictive covenants that limited our ability to pay dividends to common stockholders or repurchase treasury shares and that limited the amount of our capital expenditures to $2 million during any given year. Those restrictive covenants required us to obtain prior approval from the bank before paying Common Stock dividends or repurchasing treasury shares.

On April 12, 2006, we received a Notice of Events of Default and Reservation of Rights from the lender under the revolving credit facility. The notice asserted that certain events of default existed under the Loan and Security Agreement as a result of (1) the announcement by us that investors should no longer rely on our previously issued interim financial statements for 2005 and that we would not timely file our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, (2) our announcement of the notification received from the American Stock Exchange of our failure to satisfy certain continuing listing standards and (3) our failure to deliver copies of the disclosure contained in our Current Reports on Form 8-K filed on April 3, 2006, and April 7, 2006, and related notices to the lender.

On April 3, 2007, we entered into an Amended and Restated Loan and Security Agreement with the lender. This amended agreement provides for a three-year, $35 million revolving credit line available to our subsidiaries, jointly and severally, bearing interest at the Prime Rate plus 0.25% or, at our option, LIBOR plus 2.25%. Borrowings are available in the form of advances or letters of credit granted or issued against a percentage of our subsidiaries’ eligible accounts receivable and eligible inventory. The amended and restated agreement also includes financial covenants related to minimum sales and maximum capital expenditures, and further provides that on or prior to December 31, 2007, or if we maintain an available balance of $15 million under the amended agreement for each day between October 1, 2007, and June 29, 2008, then as late as June 29, 2008, we will agree to additional financial covenants including a (1) senior leverage ratio, (2) total leverage ratio, (3) minimum tangible net worth, (4) fixed charge coverage ratio and (5) minimum consolidated earnings before interest, taxes, depreciation and amortization. The revolving credit line is secured by substantially all of our assets.

Our capital expenditures in 2006 were approximately $0.5 million as compared to approximately $0.7 million during 2005, $1.4 million during 2004 and $0.7 million during 2003. We believe capital expenditures are necessary and reasonable to maintain optimal efficiency in our manufacturing processes.

Our capital budget is intended to replace fixed asset equipment as needed and to take advantage of technological improvements that would improve productivity. Our capital expenditures for 2006 are indicative of our routine annual commitment to periodic replacement and equipment upgrades. We believe that our existing revolving credit line, together with funds generated from operations, will be adequate to sustain our operations, including anticipated capital expenditures, for the foreseeable future. There can be no assurance that we will be able to obtain further increases if needed. We may be required to explore other potential sources of financing (including the issuance of equity securities and, subject to the consent of our lender, other debt financing) if we experience escalating demands for our products. However, there can be no assurance that such sources will be available or, if available, provide terms satisfactory to us.

For fiscal 2006, 2005, 2004 and 2003, net cash flows from operating activities were ($21.6) million, $33.5 million, ($8.7) million and $0.7 million, respectively The fluctuations in cash flows from year to year is primarily a function of changes in inventory, accounts receivable and accounts payable.

Fiscal 2005 operating cash flows were positive despite a net loss for the year of ($28.1 million). The operating results for 2005 reflect a charge to earnings of $20.9 million for equity-based compensation, a provision for vest replacement of $9.7 million and a provision for the securities class action lawsuit of $39.4 million, which was partially offset by $12.9 million receivable from our insurers. These non-cash expenses did not impact operating cash flows for the year.

Fiscal 2006 cash flows were impacted positively by the collection of the above mentioned receivable from our insurers, while cash from operating activity was reduced by funding $35.2 million of restricted cash.

For fiscal 2006, 2005, 2004 and 2003, net cash provided from financing activities were $20.4 million, ($32.0) million, $10.1 million, and ($0.1) million respectively. Financing cash flows for 2006 include the issuance of contingently redeemable stock of $19.3 million. Other significant financing cash flows for the four years in the period ended December 31, 2006, related to cash borrowed and repaid on bank loans, related party loans, and lines of credit.

We anticipate that cash flows from operating activity will continue to fluctuate in future periods and that the line of credit will continue to be a our primary source of cash during periods of negative cash flow from operations.

Inflation and Changing Prices

Our profitability is dependent, among other things, on our ability to anticipate and react to changes in the cost of key operating resources, including labor and raw materials. Substantial increases in costs and expenses could impact our operating results to the extent that such increases cannot be passed along to customers. While we have taken steps to mitigate our risk to rising prices via prudent purchasing practices and inventory management techniques, there can be no assurance that future supplies of raw materials and labor will not fluctuate due to market conditions outside of our control.

Certain operating costs such as taxes, insurance and other outside services continue to increase at or above the general rate of inflation, and we may be subject to other cost and supply fluctuations outside of our control.

While we have been able to react to inflation through effective negotiation of increased prices in our sales contracts, efficient purchasing practices and constant management of our raw materials inventory levels, there can be no assurance that we will be able to do so in the future. Additionally, competitive market conditions could limit our ability to pass on cost increases to our customers.

Off-Balance-Sheet Arrangements

As of December 31, 2006, we did not have any off-balance-sheet-arrangements.

Contractual Obligations

The following table presents our estimated cash requirements for contractual obligations outstanding as of December 31, 2006.

Payment Due by Period

(Dollars in Thousands)

Contractual Obligations	Less than 1 year	2 – 3 years	4 – 5 Years	After 5 years	Total
Operating Leases	$2,179	$4,428	$3,791	$2,884	$13,282
Revolving line of credit	8,425	—	—	—	8,425
Class action litigation settlement	35,200	—	—	—	35,200
Accounts payable	17,626	—	—	—	17,626
Commissions	322	—	—	—	322
Payroll and related taxes	3,713	—	—	—	3,713
Purchase commitments	67,468	—	—	—	67,468

Total Contractual Obligations	$134,933	$4,428	$3,791	$2,884	$146,036

Forward-Looking Statements

Certain statements made in this Annual Report on Form 10-K that are not statements of historical or current facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from historical results or from any future results expressed or implied by such forward-looking statements.

In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements in future or conditional tenses or that include terms such as “believes,” “belief,” “expects,” “intends,” “anticipates” or “plans” to be uncertain and forward-looking. Forward-looking statements may include comments as to our beliefs and expectations as to future events and trends affecting our business. Forward-looking statements are based upon management’s current expectations concerning future events and trends and are necessarily subject to uncertainties, many of which are outside of our control. The factors set forth in Item 1A—RISK FACTORS, as well as other factors, could cause our actual results to differ materially from those reflected or predicted in forward-looking statements.

If one or more of these or other risks or uncertainties materialize, or if the underlying assumptions prove to be incorrect, actual results may vary materially from those reflected in or suggested by forward-looking statements. Any forward-looking statement you read in this Annual Report on Form 10-K reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified in this Annual Report on Form 10-K that would cause actual results to differ from those referred to in forward-looking statements.

Any forward-looking statements are based on management’s beliefs and assumptions, using information currently available to us. We assume no obligation, and do not intend, to update these forward-looking statements.

Critical Accounting Policies

We believe that our critical accounting policies include:

Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ materially from these estimates. Critical estimates made by us include, but are not limited to, the liability for the Zylon vest replacement program, equity-based compensation expense, the liability for payroll taxes, the provision for income taxes, the cost of litigation in connection with the reserve for class action/derivative lawsuits and the provision for excess and obsolete inventory.

Revenue recognition—We recognize revenue when it is realized or realizable and has been earned. Product revenue is recognized when persuasive evidence of an arrangement exists, the product has been delivered and legal title and all risks of ownership have been transferred, written contract and sales terms are complete, customer acceptance has occurred and payment is reasonably assured. Returns are minimal and do not materially affect our consolidated financial statements.

Inventories—Inventories are stated at the lower of cost (determined on the first-in, first-out basis) or market. An allowance for potential non-saleable inventory due to excess stock or obsolescence is based upon a detailed review of inventory components, past history, and expected future usage.

Accounting Change—Stock Compensation —We adopted Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (SFAS 123R), which revises SFAS No. 123, “Accounting for Stock Based Compensation” (SFAS 123) and supersedes Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (APB 25). SFAS 123R requires that new, modified and unvested equity-based payment transactions with employees, such as stock options (which we refer to as warrants) and restricted stock, be recognized in our consolidated financial statements based on their fair value and be recognized as compensation expense over the service period, in our case, the vesting period. We adopted SFAS 123R using the modified retrospective method. The fiscal years prior to 2005 have been restated to reflect the amounts previously calculated and reported in the pro forma footnote disclosures since 1994.

Income taxes—We use the asset and liability approach to account for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Judgments and estimates underlying our accounting policies vary based on the nature of the judgment or estimate. We use judgments and estimates to determine our allowance for doubtful accounts, which are determined through analysis of the aging of the accounts receivable at the date of the consolidated financial statements, assessments of collectibles based on an evaluation of historic and anticipated trends, the financial condition of customers and an evaluation of the impact of economic conditions. We also use judgments and estimates to determine the valuation allowances on our deferred tax assets to establish reserves for income taxes, each of which relate to our income taxes critical accounting policy. We base these estimates on projections of future earnings, effective tax rates and the impact of economic conditions. These judgments and estimates are based upon empirical data as applied to present facts and circumstances. Judgments and estimates are susceptible to change because the projections that they are based upon do not always turn out to be correct and unanticipated issues may arise that are not considered in our assumptions.

New Accounting Standards Implemented

In December 2004, the FASB issued SFAS 123R. This statement replaces SFAS 123 and supersedes APB 25. SFAS 123R requires all equity-based compensation to be recognized as an expense in our financial statements and that such cost be measured according to the fair value of the equity-based payment award, which we refer to as warrants. We have adopted SFAS 123R and have restated all periods to record the equity-based compensation expense on all warrants issued. See Note 1 to our Consolidated Financial Statements.

New Accounting Standards Not Yet Adopted

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. A tax position that meets the “more-likely-than-not” criterion shall be measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. FIN 48 applies to all tax positions accounted for under SFAS 109, “Accounting for Income Taxes,” and is effective for fiscal years beginning after December 15, 2006. Upon adoption, companies are required to adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date, with any adjustment recorded directly to the beginning retained earnings balance in the period of adoption and reported as a change in accounting principle. We believe the effects of adopting FIN 48 will not have a material impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 provides a definition of fair value, establishes acceptable methods of measuring fair value and expands disclosures for fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for our fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 157 to have a material impact on our financial statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not issue or invest in financial instruments or their derivatives for trading or speculative purposes. Our market risk is limited to fluctuations in interest rates pertaining to our borrowings under our $35 million Amended and Restated Loan and Security Agreement. We therefore are exposed to market risk from changes in interest rates on funded debt. We can borrow at either the Prime Rate plus 0.25% or LIBOR plus 2.25%. Any increase in these reference rates could adversely affect our interest expense. Our current credit agreement provides for the establishment of performance pricing to be established at a future date. The change in the interest rates for 2006 was immaterial. The extent of market rate risk associated with fluctuations in interest rates is not quantifiable or predictable because of the volatility of future interest rates and business financing requirements. We use no derivative products to hedge or mitigate interest rate risk.

We purchase materials for use in our products based on market prices established with our suppliers. Many of the materials purchased can be subject to volatility due to market supply and demand factors outside our control. To mitigate this risk, in part, we attempt to enter into fixed price purchase agreements with reasonable terms.

Based on the outstanding balance on our revolving line of credit as of December 31, 2006, a 1% increase in interest rates would cost us approximately $0.1 million annually.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements appearing in our consolidated financial statements annexed hereto.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 8, 2005, we were notified that Weiser LLP (“Weiser”) had declined to stand for re-election as our principal independent accountants.

During the fiscal years ended December 31, 2003 and 2004, the opinion of Weiser did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the 2003 and 2004 fiscal years and through April 8, 2005, there were no disagreements with Weiser on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Weiser would have caused Weiser to make reference to the subject matter of the disagreement in connection with its reports except as follows:

On March 16, 2005, after the close of business, we transmitted our annual report on Form 10-K for the year ended December 31, 2004 (the “2004 10-K”) for filing with the SEC on March 17, 2005. Shortly before we transmitted the 2004 10-K, representatives of Weiser called to inform us that Weiser had not completed its final review of the last revisions to the Form 10-K and accordingly had not yet released its audit report for filing. Despite Weiser’s call, the 2004 10-K was forwarded for filing. On March 17, 2005, before the opening of business, we, in consultation with Weiser, amended the Form 10-K by filing a Form 10-K/A (the “2004 10-K/A”) to include the revisions to our financial statements requested by Weiser and certain other changes and Weiser released its audit report for filing. Such revisions were to amend certain financial information including the Note Payable-Bank, on the consolidated balance sheet, and the related footnote, Note 6-Note Payable-Bank, as well as the discussion of the Note Payable-Bank in Liquidity and Capital Resources, Note 2 Supplemental Cash Flow Information, Note 9 Stockholders Equity, and to correct the omission of the 2004 amount on the line titled “Accounts receivable” under the caption “Cash Flows from Operating Activities” in the Consolidated Statement of Cash Flows. Representatives of Weiser discussed the subject matter of this issue with members of our Audit Committee and Board of Directors.

During our two most recent fiscal years and through April 8, 2005, Weiser did not advise us of any “reportable events” as listed in Item 304(a)(1)(v)(A)-(D) of Regulation S-K adopted by the SEC except that Weiser has advised us that, in its view, there existed certain deficiencies in our system for pricing certain inventory and there exists a need to enhance and strengthen our Audit Committee in order to improve the Committee’s effectiveness.

On April 15, 2005, we filed a Form 8-K under Item 4.02, which was amended on April 22, 2005, disclosing the facts surrounding Weiser’s declining to stand for re-election as our principal independent accountants. The information contained in the Form 8-K filed on April 15, as amended on April 22, 2005 is incorporated herein by reference.

As noted previously, this Annual Report on Form 10-K contains restated consolidated financial information for our years ended December 31, 2003 and 2004. In addition, please see Item 9A—CONTROLS AND PROCEDURES for a discussion on our internal control over financial reporting.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of December 31, 2006. Our principal executive and financial officers supervised and participated in the evaluation. Based on the evaluation, our principal executive and financial officers each concluded that, as of December 31, 2006, due to the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s form and rules.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

i.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

ii.	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

iii.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may be inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control over Financial Reporting

Our management concluded that we did not maintain effective internal control over financial reporting at December 31, 2006. In arriving at that conclusion, we considered the criteria established in Internal Control—Integrated Framework issued by the Commission of Sponsoring Organizations of the Treadway Commission (“COSO”, the “Framework”), but did not perform a complete assessment as outlined in Commission Guidance Regarding Management’s Report on Internal Controls Over Financial Reporting under Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 (the “Act”). In performing our assessment, we performed an incomplete entity level risk assessment, as well as an incomplete review of financial application and general computer controls. The events and circumstances that took place during 2006 as follows, and the material weaknesses identified below, led us to arrive at that conclusion without performing a complete assessment in accordance with the criteria established in the Framework.

1.	On March 15, 2006, our independent registered public accountants informed our former Chairman of the Audit Committee of the Board of Directors that they had begun an investigation as to whether a likely illegal act had occurred as required under Section 10A of the Act. As a result, management, at the direction of the then Audit Committee began an investigation of its own.

2.	During 2006, we experienced significant turnover of key positions, including the following:

a.	Mr. David H. Brooks, Chief Executive Officer and Chairman of our Board of Directors, resigned;

b.	Ms. Dawn M. Schlegel, Chief Financial Officer and a Director, resigned;

c.	Mr. Jerome Krantz resigned as Director and Chairman of the Audit Committee;

d.	Mr. Barry Berkman resigned as Director;

e.	The corporate accounting and finance function, previously located in Long Island, New York, was relocated to Pompano Beach, Florida; by the end of 2006, all of the corporate accounting and finance staff who were employed at the beginning of 2006 had left us; and

f.	The accounting personnel at our subsidiaries also experienced 100% turnover during 2006.

In addition, effective February 28, 2007, Mr. Cary Chasin and Mr. Gary Nadelman resigned as Directors.

3.	There were allegations of numerous errors and misstatements in our previously-issued financial statements, and we conducted an internal review of each of these matters. This review was not completed until September 2007.

4.	Based on the on going review of our previously-issued financial statements and preliminary findings, we announced that our consolidated financial statements for all periods subsequent to December 31, 2002, as filed with the SEC, should not be relied upon.

5.	In connection with the restatement of our consolidated financial statements for the years ended December 31, 2004 and 2003, and the selected quarterly financial information for each of the quarters of 2005, 2004 and 2003 and the consequent delays in the filing of our subsequent reports, we fell significantly behind in our SEC reporting obligations. As a result, our internal control over financial reporting was subject to significant stress and demands largely related to the extraordinary amount of work related to our efforts to file the delayed reports coupled with our limited human resources.

6.	We concluded that the errors and misstatements in the previously issued consolidated financial statements were primarily the result of actions directed by certain former management personnel and an ineffective entity level control environment which, among other things, permitted the following to occur:

a.	recording of improper accounting entries as directed by certain personnel;

b.	inappropriate override of, or interference with, existing policies, procedures and internal controls;

c.	withholding information from, and providing of improper explanations and supporting documentation to, our Audit Committee and Board of Directors, as well as our independent public accountants; and

d.	discouraging employees from raising accounting-related concerns and suppressing accounting related inquiries and allegations that were made.

7.	We were not able to prepare and file our consolidated financial statements with the Securities and Exchange Commission on a timely basis for any period following the third quarter of 2005.

As of December 31, 2006, we identified the following material weaknesses in our internal control over financial reporting:

1.	We did not design and maintain effective controls, including monitoring controls, over our financial close and reporting process. Specifically, the following material weaknesses were identified:

a.	We did not design effective controls to allow for complete and accurate financial statement information to be presented to management and the Board of Directors for their review on a timely and recurring basis.

b.	We did not maintain a sufficient complement of personnel with an appropriate level of knowledge, experience and training in the application of GAAP and internal control over financial reporting. Specifically, we did not maintain sufficient personnel to assist the Chief Accounting Officer with the analysis and review of complex transactions and accounting pronouncements, including stock compensation and income tax matters.

c.	We did not maintain or adequately disseminate accounting policies and procedures in certain critical areas to allow personnel to analyze completely and accurately transactions in order to determine their appropriate accounting treatment under GAAP.

2.	We did not maintain effective controls over the following:

a.	Recording inventories at cost, and over valuation of provisions for excess and obsolete inventories;

b.	Appropriate recording of vendor rebates;

c.	Recording of transfers of inventories to subcontractors;

d.	Classification of research and development costs and marketing expenses;

e.	Recording and disclosure of stock compensation;

f.	Accounting for, reporting and disclosure of payroll tax obligations;

g.	Disclosure of related party transactions and balances; and

h.	Accounting for and protection of certain assets from misappropriation.

3.	We were not able to perform a complete assessment of internal control over financial reporting as outlined in Section 13(a) or 15(d) of the Act.

Remediation of Material Weaknesses

We are actively implementing remediation measures to improve our internal control over financial reporting and disclosure controls and procedures. We are developing a remediation plan and have implemented numerous changes in our internal control over financial reporting and are in the process of continuing to improve our internal controls over financial reporting. We expect that the completion of our delayed consolidated financial statements and filings with the SEC during 2007 will enable us to devote our resources to a more efficient regular financial close and reporting process, with the benefit of enhanced internal controls.

The following describes the changes to our internal control over financial reporting prior to December 31, 2006 that materially affected our controls over financial reporting.

1.	During 2006, we hired a new accounting and finance team, including a new Chief Accounting Officer. The Chief Accounting Officer is primarily responsible for the development and implementation of our accounting policies and practices and is in charge of reviewing and monitoring critical accounts and transactions to ensure that they are recorded in accordance with GAAP and our accounting policies and practices.

2.	We designed and implemented controls to ensure an adequate valuation of excess and obsolete inventories on a quarterly basis.

3.	We began to implement controls to ensure that our valuation of inventory and evaluation of excess and obsolete inventory reserves are performed. Although we began to implement these controls prior to the closing of the accounting records for the year ended December 31, 2006, we are still in the process of testing their effectiveness.

The following describes the changes planned (or already made) to our internal control over financial reporting subsequent to December 31, 2006, which are reasonably likely to materially affect, our internal control over financial reporting.

1.	We adopted a new Code of Conduct, based on a review of best practices, covering directors, officers and employees.

2.	We completed an “Ethics Line” (whistleblower) policy, with toll-free call-in feature handled through an independent service provider reporting to the General Counsel and the Chair of the Audit Committee.

3.	We substantially reconstituted our Board of Directors by appointing five new highly qualified independent directors, all of whom were identified through an independent search process and none of whom had any connection to incumbent board members or our former management. In addition, the Board of Directors populated the Audit, Compensation, and Nominating/Governance Committees of the Board, in each case with non-affiliated directors having appropriate expertise.

4.	We hired a Chief Financial Officer.

5.	We are implementing a comprehensive replacement of information systems in order to promote greater efficiency and to minimize the potential for manipulation of business processes, accounting records and internal communications. Areas being placed within the new integrated systems and control environment, include invoicing/sales/accounts receivable, inventory and procurement (includes development of an automated perpetual inventory system that represents an improvement over the former manual system, in terms of accuracy, control, consistency and efficiency), general ledger, payroll, accounts payable and fixed assets.

6.	We are developing a comprehensive internal finance and accounting manual, setting forth formal accounting requirements and financial disclosure policies to be applied on a consistent basis.

7.	We are developing formal internal approval processes for all significant nonordinary transactions, including all related party transactions.

8.	We are developing formal accounting procedures to review and monitor critical accounts and transactions on a timely basis to ensure that financial statements are accurately prepared and reviewed.

9.	We designed and implemented controls to ensure an adequate valuation of provisions for excess and obsolete inventories on a quarterly basis.

10.	We are implementing procedures to ensure that the accounting and disclosure for employee stock options and the related compensation and benefit expense is performed in accordance with GAAP. The enhancements include, among others, the creation of a formal log of outstanding stock options and the redesign of the accounting and reporting process related to employee stock options.

11.	During 2006, we retained an independent accounting firm to perform our tax functions. We believe this firm has the appropriate level of competence to perform these services and the scope and nature of their work is subject to management oversight.

12.	We are in the process of reestablishing a recurring financial close and reporting process. As part of this process, we are strengthening current controls over the financial close and reporting process and using process-reengineering techniques and technology to simplify the accounting closing process and implement additional controls. These include, among others:

a.	redistributing accounting and reporting tasks by functional teams and areas of expertise rather than by reporting entity;

b.	enhancing the documentation and dissemination of accounting policies, including policies for the determination and support of material accounting conclusions, assumptions and estimates, and the timing and levels of supervision over the reconciliation of balance sheet accounts; and

c.	implementing formal communication channels between the business and functional departments and the accounting function in order to ensure timely and accurate communication of the existence and nature of recurring and non-recurring transactions.

Our management believes that the remediation and other efforts described above have improved and will continue to improve our internal control over financial reporting and our disclosure controls and procedures. During 2007, our management, with the oversight of the Audit Committee, will continue to take steps to remedy the identified material weaknesses in our internal control over financial reporting as expeditiously as possible.

Despite our assessment that our system of internal control over financial reporting is ineffective and the list of material weaknesses identified above, we believe that our consolidated financial statements contained in this Annual Report on Form 10-K filed with the SEC fairly present our financial condition, results of operations and cash flows for all years covered thereby in all material respects and we received an unqualified audit report from our independent registered public accountants on those consolidated financial statements.

Changes in Internal Control over Financial Reporting

Changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting are as described above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders

DHB Industries, Inc.

We have audited the internal control over financial reporting of DHB Industries, Inc. and subsidiaries (the Company) as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exits, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

•	Lack of effective controls, including monitoring controls, over financial close and reporting process.

The Company did not design effective controls to allow for complete and accurate financial statement information to be presented to management and the Board of Directors for their review on a timely and recurring basis. In addition, the Company did not maintain a sufficient complement of personnel with an appropriate level of knowledge, experience and training in the application of accounting principles generally accepted in the United States of America and internal control over financial reporting, nor did the Company maintain sufficient personnel to assist the Chief Accounting Officer with the analysis and review of complex transactions and accounting pronouncements, including stock compensation and income tax matters.

Moreover, the Company did not maintain or adequately disseminate accounting policies and procedures in certain critical areas to allow personnel to analyze completely and accurately transactions in order to determine their appropriate accounting treatment under accounting principles generally accepted in the United States of America in conformity with effective controls over various account balances and classes of transactions

The ineffective controls affected the accounting regarding recording inventories at cost, and over valuation of provisions for excess and obsolete inventories; appropriate recording of vendor rebates; recording of transfers of inventories to subcontractors; classification of research and development costs and marketing expenses; recording and disclosure of stock compensation; accounting for, reporting and disclosure of payroll tax obligations; disclosure of related party transactions and balances; and accounting for and protection of certain assets from misappropriation.

•	Inability to perform a complete assessment of internal control over financial reporting.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audits of the consolidated financial statements of the Company as of and for the years ended December 31, 2006, 2005, 2004 and 2003 and this report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the years ended December 31, 2006, 2005, 2004 and 2003, and our report dated September 28, 2007 expressed an unqualified opinion on those financial statements and includes explanatory paragraphs as to the restatement of the Company’s consolidated financial statements for the years ended December 31, 2004 and 2003 described in Note 2, the adoption of Statement of Financial Accounting Standards No. 123R, “Share Based Payment,” described in Note 1, and the omission of the selected quarterly financial data for each quarter for the years ended December 31, 2006 and 2005 that are required by the rules and regulations of the U.S. Securities and Exchange Commission.

/s/ RACHLIN COHEN & HOLTZ LLP

Fort Lauderdale, Florida

September 28, 2007

Item 9B.	OTHER INFORMATION.

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

During 2006, we had extensive turnover in our management and Board of Directors. Our former Chairman and CEO and former CFO (both of whom were also directors) and our former COO, as well as additional members of the Board of Directors, resigned.

Given the changes in management, the ongoing investigations discussed in Item 3—LEGAL PROCEEDINGS and the related material weaknesses in our system of internal controls discussed in Item 9A—CONTROL AND PROCEDURES, since 2006 we have embarked on an overhaul of our policies and practices relating to corporate governance, internal controls and procedures and accounting and reporting. These policies and practices include the following:

•	A majority of the Board’s members are independent of our management.

•	All members of the Board’s committees—the Audit Committee, the Compensation Committee and the Nominating and Governance Committee—are independent of our management.

•	The non-management members of the Board meet regularly outside of the presence of management.

•	We have established a code of business conduct and corporate governance policies that are monitored by our internal legal department and appropriate committees of the Board.

•	The Board and each Board committee are committed to undertaking a periodic self-evaluation.

Our Audit Committee has procedures in place for the anonymous submission of employee complaints on accounting, internal controls or auditing matters.

We have adopted a Code of Ethics that applies generally to all employees and specifically to our principal executive officer and all members of our finance department, including our principal financial officer and principal accounting officer. A copy of our Code of Ethics is available to anyone free of charge upon request by writing us at our principal executive offices.

Our finance department maintains oversight over the key areas of our business and financial processes and controls and has access directly to the Audit Committee.

Directors

Our Board of Directors has seven members, each of whom serves a term of one year or until his or her respective successor has been elected and duly qualified.

Certain information regarding each of our current directors, including his or her principal occupation during the past five years and current directorships, is set forth below.

Larry Ellis, age 61, joined the Board of Directors in December 2004. He became President of the Company in 2005 and assumed the role of Chief Executive Officer in July 2006. In addition, he serves on the board of SRA International. Mr. Ellis served in the U.S. Army for over 35 years, holding positions of increasing responsibility before retiring in 2004 as Commanding General of United Sates Army Forces Command in Atlanta, Georgia. During his career, he oversaw multi-year, multi-billion-dollar programs and directed the development of comprehensive strategic plans supporting the Army’s mission. He also coordinated extensive operations and training programs in Germany, South Korea, and Bosnia. Between 2001 and 2004, Mr. Ellis orchestrated the mobilization and deployment of over 500,000 soldiers and more than a million tons of equipment to locations worldwide.

Senator (Ret.) William Campbell, age 72, joined the Board of Directors in May 2006 and was named Chairman of the Board of Directors in July 2006. Senator Campbell served in the California legislature for 22 years, including 14 years as a state senator. During his legislative career, Campbell held a number of distinguished positions, including Chairman of the Joint Legislative Budget Committee, Minority Floor Leader, and member of the Senate Rules Committee. In 1990, he retired from the Senate and became President of the California Manufactures Association and in 1998 became President Emeritus. In April 2000, he founded William Campbell & Associates, where he serves as President. Senator Campbell is a member of the Compensation Committee.

David Bell, age 64, joined the Board of Directors on November 22, 2006. Mr. Bell is Chairman Emeritus of the Interpublic Group, a public company that is a leading organization of advertising agencies and marketing service companies, a position he as held since January 2005. Mr. Bell was Chief Executive Officer of Interpublic from 2003 to 2005, having joined Interpublic as Vice Chairman in 2001. Previously, Mr. Bell was Chairman and Chief Executive Officer of True North Communications Inc. Prior to that, he was the President and CEO of Bozell Worldwide. Mr. Bell joined Bozell in 1975 when the agency acquired Knox Reeves Advertising where he had been president since 1972. Mr. Bell is Chair of the Compensation Committee and a member of the Nominating and Governance Committee.

Jack A. Henry, age 63, joined the Board of Directors on November 13, 2006. Mr. Henry founded Sierra Blanca Ventures LLC, a private advisory firm, in 2000, prior to which he served as managing partner of the Phoenix office of Arthur Andersen, LLP, where he spent over 34 years in various consulting and managerial positions. Mr. Henry currently serves on the board of directors of White Electronic Designs Corporation, a provider of advanced technology solutions, and Vista Care Inc., a provider of hospice services in the United States, both public companies. He is president of the Arizona Chapter of the National Association of Corporate Directors (NACD) and is a NACD Certified Director. Mr. Henry is Chair of the Audit Committee.

Maurice (Maury) Hannigan, age 66, joined the Board of Directors on November 22, 2006. Mr. Hannigan served thirty-one years with the California Highway Patrol (CHP) rising through the ranks to be appointed the Department’s Commissioner from 1989 - 1995. His term as Commissioner included service as General Chair of the State and Provincial Police Division of the International Association of Chiefs of Police, Chair of the US DOT / NAFTA Southwest Border States Law Enforcement Implementation Committee, and President of the California Peace Officers Association, and in several other capitates as a public safety advocate. Following his retirement from the CHP, Mr. Hannigan was a consultant to the National Safety Council, public commissions, and other entities in both the private and public sector. From 2001 - 2006 he served as Vice President / Managing Director of Affiliated Computer Services Public Safety Solutions group in Washington, D.C. He presently serves on the Board of Directors of the FBI’s National Executives Institute Associates. Mr. Hannigan is a member of the Audit and Compensation Committees.

Suzanne Hopgood, age 58, joined the Board of Directors on March 1, 2007. Ms. Hopgood is the President and CEO of The Hopgood Group, a business and workout consulting group she founded in 1985. She is a designated financial expert and has served on the boards of four public companies, as chairman of the board for two companies and as the CEO of two companies. She currently serves on the board of Acadia Realty Trust (NYSE: AKR) as chair of the Nominating/Governance Committee and as a financial expert on the Audit Committee. Ms. Hopgood is a member of the teaching faculty of the National Association Corporate Directors (NACD) and is an NACD Certified Director. Prior to founding The Hopgood Group, Ms. Hopgood was responsible for a $1 billion equity real estate portfolio for Aetna Realty Investors. Ms. Hopgood is Chair of the Nominating and Governance Committee and a member of the Audit Committee.

General Martin R. Berndt (Retired), age 59, joined the Board of Directors on March 1, 2007. General Berndt retired in 2005 after a thirty-six year career in the U.S. Marine Corps where he commanded U.S. Marine Corps Forces Atlantic, South and Europe; U.S. Marine Corps Bases, Atlantic; and U.S. Fleet Marine Forces Atlantic and Europe. General Berndt was commissioned a Second Lieutenant in the U.S. Marine Corps upon graduation from West Chester University in 1969. During his career he served in Vietnam, Panama, Germany and Bosnia. He serves as a Senior Mentor of the U.S. Marine Corps Staff Training Program and in a similar capacity for the Joint Forces Command. He also serves as a member of the “CorpStrategy” team under the sponsorship of the Institute for Defense and Business, University of North Carolina, Chapel Hill and is a member of the Onslow County Military Affairs Committee. He serves as a board member for the Governor’s North Carolina Military Foundation and a privately owned company in Northern Virginia. General Berndt is a member of the Nominating and Governance Committee.

The Board of Directors has adopted standards for director independence for determining whether a director is independent from management. These standards are based upon the listing standards of the AMEX. The AMEX’s independence definition includes a series of objective tests, such as that the director is not an employee of the Company and has not engaged in various types of business dealings with the Company. Under AMEX rules, a majority of the directors serving on the Board must be independent. The Board of Directors has determined that all members of the Board of Directors other than Mr. Ellis are “independent” under Section 121 (A) of the listing standards of the AMEX.

Executive Officers

All officers serve at the discretion of the Board of Directors. Set forth below is certain information regarding our executive officers, except Mr. Ellis, whose information is set forth above.

John C. Siemer, age 56, joined the Company in September 2006 as Chief Operating Officer—Chief of Staff. Prior to joining the Company, Mr. Siemer served as Special Assistant and Strategic Planner to the U.S. Army Chief of Staff where he advised on the use and allocation of resources. Previous to that, he served as Executive Officer to the Director of Program Analysis and Evaluation for the Department of the Army Headquarters. Mr. Siemer is also engaged in various charitable and community based non-profit activities. Mr. Siemer graduated from the U.S. Military Academy at West Point with a Bachelors of Science degree in Engineering and from the Georgia Institute of Technology with a Masters of Science in Structural Engineering.

Thomas Canfield, age 51, joined the Company in September 2006 as General Counsel and Secretary. Prior to that, Mr. Canfield served as CEO and Plan Administrator for AT&T Latin America Corp., a position he held since 2003, where he previously served as that organization’s General Counsel and Secretary. Prior to joining AT&T Latin America Corp., Mr. Canfield was an attorney with the law firm Debevoise & Plimpton LLP in New York. Mr. Canfield currently serves on the board of directors of Tricom S.A., a public company, and Birch Telecom, Inc. Mr. Canfield graduated from Wesleyan University with a B.A. in History and received his J.D. from Fordham Law School. Mr. Canfield has advised us of his resignation effective September 30, 2007, to take another position. Mr. Canfield has indicated that he will continue to assist us on various matters as requested after that date.

James F. Anderson, age 54, joined the Company in September 2006 as Senior Vice President and Chief Accounting Officer, and was appointed Interim Chief Financial Officer in December 2006 and Chief Financial Officer in July 2007. Prior to joining the Company, Mr. Anderson served as Senior Vice President and Corporate Controller for Danka Business Systems, PLC, Vice President and Corporate Controller of Sunterra Corporation, and Partner with KPMG LLP. Mr. Anderson is a Florida Certified Public Accountant and holds both a Masters of Accounting and Bachelors of Accounting from the University of Alabama.

Sam White, age 48, has been with the Company since 2001. He became the President of Point Blank Body Armor, Inc. in June, 2005 and in September 2006 assumed the position of Head of Global Sales of the Company. He has held various positions at the Company and Point Blank, including Vice President, responsible for Sales, Marketing and Research & Development.

Compensation of Directors

The following table sets forth certain information with respect to the cash and other compensation paid or accrued by us for services rendered by the persons serving on our Board of Directors during the fiscal year ended December 31, 2006 that were not “Named Executive Officers,” as defined in Item 402(a)(3) of SEC Regulation S-K. The value recognized for financial statement reporting purposes with respect to 2006 is indicated in the chart below in the column entitled “Option Awards.”

Name	Fees Earned or Paid in Cash($)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Plan Compensation($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings($)	All Other Compensation($)	Total($)
Senator (Ret.) William Campbell(1)	—	—	$52,088	—	—	—	$52,088
Jack A. Henry(2)	—	—	9,374	—	—	—	9,374
David Bell(3)	—	—	7,105	—	—	—	7,105
Maurice Hannigan(4)	—	—	7,105	—	—	—	7,105
Barry Berkman (former director)(5)	—	—	67,771	—	—	—	67,771
Gary Nadelman (former director)(6)	—	—	67,771	—	—	—	67,771
Cary Chasin (former director)(7)	—	—	67,771	—	—	—	67,771
Jerome Krantz (former director)(8)	—	—	—	—	—	—	—

(1)	Senator (Ret.) Campbell, who joined our board of directors on May 9, 2006 (grant date), was awarded 50,000 warrants to purchase shares of our common stock which had a grant date fair value of $52,088. As of December 31, 2006, he had 50,000 warrants outstanding.
(2)	Mr. Henry, who joined our board of directors on November 13, 2006 (grant date), was awarded 6,986 warrants to purchase shares of our common stock which had a grant date fair value of $9,374. As of December 31, 2006, he had 6,986 warrants outstanding.
(3)	Mr. Bell, who joined our board of directors on November 22, 2006 (grant date), was awarded 5,342 warrants to purchase shares of our common stock which had a grant date fair value of $7,105. As of December 31, 2006, he had 5,342 warrants outstanding.
(4)	Mr. Hannigan, who joined our board of directors on November 22, 2006 (grant date), was awarded 5,342 warrants to purchase shares of our common stock which had a grant date fair value of $7,105. As of December 31, 2006, he had 5,342 warrants outstanding.
(5)	Mr. Berkman, our former director, who resigned from the board effective December 31, 2006, was awarded 50,000 warrants to purchase shares of our common stock on November 9, 2006 which had a grant date fair value of $67,771. As of December 31, 2006, he had 175,000 warrants outstanding.
(6)	Mr. Nadelman, our former director, who resigned from the board on February 28, 2007, was awarded 50,000 warrants to purchase shares of our common stock on November 9, 2006 which had a grant date fair value of $67,771. As of December 31, 2006, he had 150,000 warrants outstanding.
(7)	Mr. Chasin, our former director, who resigned from the board on February 28, 2007, was awarded 50,000 warrants to purchase shares of our common stock on November 9, 2006 which had a grant date fair value of $67,771. As of December 31, 2006, he had 150,000 warrants outstanding.
(8)	Mr. Krantz, our former director, who resigned from the board on May 9, 2006. As of December 31, 2006, he had 100,000 warrants outstanding.

On November 9, 2006, the Board of Directors determined to grant 50,000 warrants to acquire our shares of Common Stock to the then serving directors (other than Senator (Ret.) Campbell, who had previously been awarded a grant of 50,000 warrants upon joining the Board of Directors on May 18, 2006), and to award any individual joining the Board of Directors during the remainder of 2006 with a pro-rated award of 50,000 warrants based upon the number of days remaining in 2006 at the time such person joined the Board of Directors. The Board further determined that such awards to new members of the Board of Directors would be granted on the date that the individual joined the Board of Directors, with an exercise price that was equivalent to the closing trading price of our shares of Common Stock on such date.

Committees of the Board of Directors

The following discussion sets forth the various committees of our Board of Directors.

Audit Committee

We have a separately-designated standing Audit Committee that was established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee is comprised of three directors, including Mr. Henry (Chair), Mr. Hannigan and Ms. Hopgood. Our Board of Directors has determined that each member of the Audit Committee is “independent” under Section 121(A) of the listing standards of the AMEX.

Our Board of Directors has determined that Mr. Henry is an audit committee financial expert within the meaning of Item 407(d) (5) of SEC Regulation S-K. Stockholders should understand that this designation does not impose upon Mr. Henry any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and the Board, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or the Board.

The Audit Committee operates under a written charter pursuant to which it, among other things, recommends to the Board of Directors the selection of our independent registered public accounting firm.

Compensation Committee—Interlocks and Insider Participation

The Compensation Committee operates under a written charter approved by the Board of Directors, and in the framework of our corporate governance policies. The Compensation Committee is comprised of three directors, including Mr. Bell (Chair), Sen.(Ret.) Campbell and Mr. Hannigan. The Compensation Committee is charged with determining and overseeing executive compensation pursuant to our executive compensation plan. (See “Compensation Discussion and Analysis,” below).

No member of the Compensation Committee (i) was, during the last fiscal year, an officer or employee of the Company; (ii) was formerly an officer of the Company; or (iii) had any relationship requiring disclosure under Item 404 of Regulation S-K. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executives serving on our Compensation Committee.

Nominating and Governance Committee

The Nominating and Governance Committee operates under a written charter approved by the Board of Directors and in the framework of our corporate governance policies. This committee is comprised of three directors, including Ms. Hopgood (Chair), Mr. Bell and Gen. (Ret.) Berndt. The Nominating & Governance Committee is charged with overseeing our corporate governance policies and initiatives, nominations of director candidates, director compensation and director continuing education.

Executive Committee

In July 2006, our Board created an Executive Committee having substantially all of the powers of the Board under applicable law. The Executive Committee initially was comprised of Messrs. Campbell (Chair), Ellis, Berkman and Chasin. The Executive Committee did not meet after September 2006. In August 2007, the Board abolished the Executive Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes of ownership of our Common Stock and other equity securities. To our knowledge, based solely upon a review of copies of such reports and amendments thereto furnished to us and written representations that no other reports were required during and with respect to the years ended December 31, 2006, all Section 16(a) filing requirements applicable to our current officers, directors and beneficial owners of more than 10% of our Common Stock were complied with except as follows: (i) Jack Henry, David Bell and Maurice Hannigan, members of our Board of Directors, were each late filing a Form 3, one Form 4 and reporting one transaction,(ii) Thomas Canfield, our Secretary and General Counsel, was late filing a Form 3 and reporting one transaction; (iii) John Siemer, our Chief Operating Officer and Chief of Staff, was late filing a Form 3 and reporting one transaction; (iv) Larry Ellis, our CEO and a Director, was late filing one Form 4 and reporting one transaction; and (v) Sam White, our Head of Global Sales, failed to file a Form 3 and one Form 4.

Item 11.	EXECUTIVE COMPENSATION

2006 Compensation Discussion and Analysis

This Compensation Discussion and Analysis discusses our objectives, policies and components of our compensation programs for our principal executive officer, principal financial officer and the other three most highly compensated executive officers as of December 31, 2006. These individuals are referred to as the “named executive officers.”

As discussed in Item 10 above, during 2006, we made a number of significant changes in our corporate governance and senior leadership. Toward the end of that year, with the appointment of several new directors and the reconstitution of Board committees, including the Compensation Committee, we began implementing significant changes in our policies and procedures in the area of executive compensation. In the third quarter of 2006, we entered into employment agreements with our COO and certain other members of our new senior leadership team.

Compensation Objectives and Philosophy

The key objectives of our executive compensation plan are to attract, retain and motivate the highest quality management talent available, offer fair and competitive compensation and employee benefits and align our executives’ interest with the interests of our stockholders.

We believe that an effective compensation program rewards the achievement of short-term, long-term and strategic goals that are closely aligned with the interests of our stockholders. We believe that a substantial portion of the total compensation opportunity of senior executive officers should be at risk and payable only in the event of performance by the executive that benefits the interests of our stockholders. As part of that approach, we place a greater emphasis on long-term, equity-based incentives versus cash compensation and other employee benefits. We expect that this emphasis on long-term, equity-based compensation will contribute to our long-term success and increase the value of our stockholders’ investment.

Setting Executive Compensation

Pursuant to its charter, the Compensation Committee of the Board of Directors has responsibility for establishing, implementing and monitoring our compensation philosophy as it relates to our executive officers, including the named executive officers. The Compensation Committee is composed entirely of directors who meet the independence requirements of the AMEX and who are considered “outside directors” for purposes of Section 162(m) of the Internal Revenue Code and “non-employee directors” for purposes of the Exchange Act Rule 16b-3. Our executive officers have broad policy-making authority in the Company, and the Compensation Committee holds them responsible for our financial performance and for setting and maintaining a strong ethical culture.

We believe that the performance and contribution of our executive officers are critical to our overall success. In order to attract, retain and motivate executives necessary to accomplish our goals, the Compensation Committee has structured our annual and long-term incentive-based executive compensation to reward executives for achieving those goals.

During the first half of 2006, our Compensation Committee made decisions relating to the compensation of our named executive officers, including as to annual and long-term incentive compensation, based on the recommendations of our former CEO, Mr. Brooks.

Following the departure of Mr. Brooks in mid-2006 and continuing until the end of 2006, decisions on executive compensation were made primarily by the entire Board or by the Executive Committee of our Board. The Executive Committee consisted of Messrs. Campbell, Ellis, Chasin and Berkman. For the second half of 2006, the Board and Executive Committee evaluated several factors in determining compensation, particularly of new members of management. These factors included:

•	our need to attract executive talent rapidly, at a time of severe turnover, including almost 100% turnover in the accounting and control functions and in several key operating positions;

•	our need for executives with experience in turnaround and transitional business situations;

•	our objective of replacing costly external advisers as quickly as practicable with internal management resources; and

•	our recognition that, to attract appropriate executive talent during this high-risk period, we would need to offer performance-based incentives in addition to base compensation.

The condition of our internal accounting and recordkeeping functions during the latter half of 2006 did not lend itself to the creation of an annual budget and operating plan, against which we could measure executive performance. Rather, the principal objectives for our management team were the continued viability of the Company and the implementation, as rapidly as possible, of our comprehensive remediation program. In addition, given our turnaround situation, we did not place particular weight on benchmarking the compensation arrangements of our executives with other companies in our industry of similar size or in our area of operations.

Beginning in late 2006, with the arrival of new independent directors on our Board, we formed a new Compensation Committee. The Compensation Committee retained an independent executive compensation adviser and also received advice on executive compensation and benefits from our external legal counsel.

The new Compensation Committee began an ongoing process to reassess the overall executive and employee compensation policies of the Company, in light of best practices and pre-determined corporate and individual performance objectives.

Elements of Executive Compensation

For the year ended December 31, 2006, the primary elements of compensation for the current named executive officers were (a) base salary, (b) performance-based annual cash bonus, (c) long-term equity incentives, (d) perquisites and (e) post-employment benefits.

Base Salary

Named executive officers receive a base salary for services. The objective of base salary is to reflect the role and responsibility of the named executive officer, as well his individual performance. During its review of base salaries for each named executive officer, the Compensation Committee or other Board committee primarily considers an internal review of the executive’s compensation and performance. While salary levels are considered annually, individual salaries may be adjusted during the year on a case-by-case basis.

Annual Cash Incentive Bonus

The purpose of the annual cash incentive bonus is to provide a competitive incentive opportunity that rewards both company and individual performance. With respect to 2006, the Board considered that there was no adequate financial performance metric on which to assess the CEO’s and named executive officers’ contribution. However, it noted the new management had been substantially responsible for the improved operation of the Company, to include gaining significant new sales contracts, the restoration of internal employee confidence, the negotiation of arrangements with creditors and suppliers and significant improvement in our liquidity position. In March 2007, the Compensation Committee awarded cash incentive bonuses to employees, including our named executive officers, totaling approximately $900,000 with respect to the 2006 year.

Long-term Equity-Based Incentives

The Compensation Committee believes that employee equity ownership is a significant incentive in building stockholder wealth and aligning the interests of employees and stockholders. Executive officers are eligible to receive equity awards under the 2005 Omnibus Equity Incentive Plan (2005 Plan) at the discretion of the Compensation Committee or Board of Directors.

The purposes of the 2005 Plan are to further align the 2005 Plan participants’ interest with those of the stockholders based on growth in value of our equity and long term stockholder return and to motivate participants by appropriate equity and performance based incentives, to achieve long-range performance goals.

In September 2006, the Executive Committee of the Board of Directors awarded warrants to purchase shares of our Common Stock to John C. Siemer, our Chief Operating Officer and Chief of Staff, and Thomas C. Canfield, our General Counsel and Secretary. The warrants were issued outside and independent of the 2005 Plan and pursuant to new employment agreements entered into with each of Messrs. Siemer and Canfield on September 28, 2006. We granted these awards as an inducement for these individuals to join our company. The employment agreements and warrant award certificates provided for the grant to each of Messrs. Siemer and Canfield of warrants to acquire 400,000 shares of our Common Stock at an exercise price equal to $2.82 per share, the closing market price of our Common Stock on September 28, 2006. The warrants have a 10-year term. Pursuant to the terms of the warrant award, 10% of the warrants were immediately vested and exercisable, and 30% of the warrants become vested and exercisable on each of the three subsequent anniversary dates following September 28, 2006, provided that such future vesting may be accelerated upon occurrence of a change of control of the Company. As Mr. Canfield has resigned from the Company effective September 30, 2007, he will forfeit 240,000 of these warrants.

In December 2006, prior to forming our reconstituted Compensation Committee, the Board of Directors granted to Sam White, at the time of his promotion to EVP—Global Sales and R&D, 150,000 warrants to purchase shares of our Common Stock. These warrants, together with an aggregate 170,000 warrants granted to seven other key executives of the Company, were granted under the 2005 Plan, on the same terms as the warrants granted to Messrs. Siemer and Canfield, except the exercise price was $2.59, the closing price of the shares of our Common Stock on December 5, 2006, the date of grant.

Perquisites

Pursuant to our employment agreement with Mr. Brooks, our former CEO, and a related Compensation Committee resolution, we were required to pay the expenses associated with Mr. Brooks’ Florida residence and a car and driver in all four locations where we operated facilities. We also reimbursed an entity affiliated with Mr. Brooks for his use of that entity’s airplane for business and personal travel. In addition, during 2006, we paid for Mr. Brooks’ use of a skybox at Madison Square Garden in New York City and reimbursed certain companies for Mr. Brooks use of a chartered jet for personal travel. Pursuant to her employment agreement, we provided an automobile to Ms. Schlegel, our former CFO. All such perquisites were cancelled once each individual ceased employment with us.

Beginning in October 2006, we provided a monthly cash stipend compensates to each of Mr. Canfield and Mr. Siemer of $2,500. This cash stipend is required pursuant to the employment agreement with each executive and is designed to cover such person’s out-of-pocket living expenses as neither of them lived in Pompano Beach, Florida, where our headquarters are located. Upon relocating our corporate headquarters from New York to Florida in July 2006, we leased an apartment for Mr. Ellis, beginning in October of 2006 through March 2007, at $1,800 per month. Between August 2005 and March 2006, we provided Mr. Ellis with the use of an automobile. After March 29, 2007, expenses were included within his monthly cash stipend of $5,000.

We also provide each of our named executive officers with health insurance, which is generally available to our other executive officers and full time employees. Because of his retirement benefits from the United States Army, Mr. Ellis does not avail himself of such health insurance. We do not provide any other perquisites or personal benefits to our current named executive officers.

Employment Agreements

On May 24, 2005, Larry Ellis, our current President and Chief Executive Officer, entered into an employment agreement (now superseded, as described below in “Looking Ahead”) with us to become our President. Pursuant to this employment agreement, Mr. Ellis was to receive an annual base salary of not less than $500,000, and upon a review of his performance at the end of each fiscal year, was entitled to receive a bonus. The employment agreement contemplates the award of warrants to purchase 500,000 shares of our Common Stock, of which 200,000 were granted on May 24, 2005 and 300,000 were granted on August 9, 2005. Additionally, pursuant to his employment agreement, Mr. Ellis was entitled to receive compensation and the immediate vesting of all of his outstanding warrants upon the occurrence of an “event of a change of control” irrespective of whether his employment was terminated. The rationale for providing this benefit to Mr. Ellis was to attract him as an employee and to align his interests with the interests of our stockholders.

On August 24, 2006, James F. Anderson, our current Chief Financial Officer, entered into an employment agreement (now superseded, as described below in “Looking Ahead”) with us to be our Chief Accounting Officer. Pursuant to this employment agreement, Mr. Anderson was to receive an annual base salary of not less than $300,000, and upon a review of his performance at the end of each fiscal year, was entitled to receive a bonus.

On September 28, 2006, John C. Siemer, our Chief Operating Officer and Chief of Staff, entered into an employment agreement with us. Pursuant to this employment agreement, which is for a term of three years, unless earlier terminated or extended as provided therein, Mr. Siemer is entitled to receive an annual base salary of not less than $350,000, and upon a review of his performance at the end of each fiscal year, is entitled to receive a bonus. In connection with joining us, Mr. Siemer was granted a signing bonus of $54,726, a portion of which was per diem compensation, based on his base salary rate, for days worked prior to the effective date of his employment agreement. On September 28, 2006, Mr. Siemer also was granted a warrant to purchase 400,000 shares of our Common Stock as an inducement for him to join our company. Additionally, if he is terminated by us without “cause” or if he resigns for “good reason,” Mr. Siemer is entitled to receive his then current salary for twelve months following such termination or resignation.

Also on September 28, 2006, Thomas C. Canfield, our General Counsel and Secretary, entered into an employment agreement with us. The terms, including but not limited to the amount of compensation, of Mr. Canfield’s employment agreement and warrant award were the same as those of Mr. Siemer, except that Mr. Canfield was awarded a signing bonus of $45,137, a portion of which was per diem compensation, based on the above base salary rate, for days worked prior to the effective date of his employment agreement. Mr. Canfield has submitted his resignation effective September 30, 2007, and as a result, his employment agreement will no longer be effective after such date, except for his non-competition, non-solicitation and non-disclosure obligations. As a result of his resignation, Mr. Canfield will also forfeit his right to acquire 240,000 shares of our Common Stock pursuant to the warrant described above.

On November 1, 2006, Sam White, our Head of Global Sales, entered into an employment agreement with us. Pursuant to this employment agreement, which is for a term of three years, unless earlier terminated or extended as provided therein, Mr. White is entitled to receive an annual base salary of not less than $250,000 and upon a review of his performance at the end of each fiscal year, is entitled to receive a bonus. On December 5, 2006, Mr. White was granted a warrant to purchase 150,000 shares of our Common Stock.

None our current named executive officers, other than Mr. Ellis (under his former employment agreement), was entitled to any cash payments upon a change in control of the Company in his contract that was effective at the end of 2006. All unvested warrants previously awarded to our named executive officers, however, will vest upon a change in control and the named executive officer will be entitled to exercise such warrants, unless such warrants are assumed or substituted by a successor company.

We believe that the above described severance provisions and accelerated vesting play a valuable role in attracting and retaining key executive officers, particularly our new executive officers hired in 2006. These post-employment payments and benefits also enable us to obtain specific post-employment non-competition, non-solicitation and non-disclosure obligations that we believe are of value to us and our stockholders. We further believe these agreements are customary in our industry.

The circumstances under which severance and other post-employment payments and benefits will be made or provided and the amount of such payments and benefits are described under “Potential Payments upon Termination or Change in Control” below.

Tax and Accounting Implications

The Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that we may not deduct in any one taxable year certain compensation in excess of $1 million paid to the CEO and the next three most highly compensated executive officers (other than the principal financial officer). The Compensation Committee uses, where practical, compensation policies and programs that preserve the tax deductibility of compensation; however, the Committee at its sole discretion may approve payment of nondeductible compensation from time to time. The long-term equity-based incentive awards granted under the 2005 Plan are eligible to qualify as performance-based compensation for purposes of Section 162(m) of the Internal Revenue Code provided certain requirements are complied with.

The American Jobs Act of 2004 added Section 409A to the Internal Revenue Code. Section 409A revises the tax rules governing non-qualified deferred compensation strategies. We will continue to review Section 409A and its rules and regulations and may adapt our deferred compensation arrangements to them.

Beginning on January 1, 2006, we began accounting for equity-based payments, including awards made under our 2005 Plan, in accordance with the requirements of SFAS 123R. The Compensation Committee, when granting equity-based awards, is made aware of the accounting impact of SFAS 123R.

Stock Ownership Guidelines

We do not have any stock ownership or retention guidelines or policies for our named executive officers.

Looking Ahead

On March 29, 2007, we entered into a new employment agreement with Mr. Ellis, our President and CEO, pursuant to which Mr. Ellis is eligible to receive an annual salary of $650,000 for fiscal year 2007 and an annual cash incentive bonus in an amount to be determined in the discretion of the Compensation Committee, which amount will be based on approved performance criteria that are to be determined. The amount of such annual cash incentive bonus is targeted at 100% of his base salary. Mr. Ellis’s employment agreement also provided for the grant of warrants to acquire 900,000 shares of our Common Stock at an exercise price equal to $3.46 per share, the closing market price of such common stock on March 29, 2007, the grant date of the warrants. The warrants have a 10-year term. As of the effective date of the warrants, 10% of the warrants were vested and exercisable, and 30% of the warrants will become vested and exercisable on each of the three subsequent anniversary dates following the effective date, provided such future vesting will be accelerated upon the occurrence of a change in control of the Company, unless a successor company assumes or substitutes such warrants, or if such warrants are assumed or substituted, then if Mr. Ellis is terminated without “cause” within two years of the change in control. Additionally, all unvested warrants immediately vest if Mr. Ellis dies during the term of his employment agreement. The employment agreement also provides for the payment in installments to Mr. Ellis of an aggregate amount equal to 24 months annual base salary, plus target bonus, in the event the agreement is terminated by us prior to the end of the employment term without “cause” or by Mr. Ellis for “good reason,” as such terms are defined below under “Potential Payments upon Termination or Change in Control.” During such 24-month period, Mr. Ellis would be subject to non-compete and non-disclosure obligations.

On June 21, 2007, we entered into a new employment agreement with James Anderson, providing for his employment as our Chief Financial Officer. The agreement has an initial term of three years. Mr. Anderson’s employment agreement provides for an annual base salary of $325,000 and the grant to Mr. Anderson of warrants to acquire 400,000 shares of our Common Stock. On July 24, 2007, these warrants were granted to Mr. Anderson at an exercise price equal to $5.28 per share, the closing market price of our Common Stock on that date. The warrants have a ten year term. As of the grant date, 10% of the warrants were vested and exercisable, and 30% of the warrants will become vested and exercisable on each of the three subsequent anniversary dates following the grant date, provided such future vesting will be accelerated upon occurrence of a change in control of the Company. The employment agreement also provides for the payment in installments to Mr. Anderson of an aggregate amount equal to 12 months annual base salary in the event the agreement is terminated prior to the end of the employment term by us without “cause” or by Mr. Anderson for “good reason.” During such 12-month period, Mr. Anderson would be subject to non-compete and non-disclosure obligations.

On July 13, 2007, our Compensation Committee recommended to our Board of Directors for approval, and the Board approved and adopted, our 2007 Omnibus Equity Incentive Plan (the 2007 Plan). The 2007 Plan is designed to assist us in attracting, motivating, retaining and rewarding high-quality executives and other employees, officers, and consultants by enabling such persons to acquire or increase a proprietary interest in us and providing such persons with long-term performance incentives to expend their maximum efforts in the creation of stockholder value. The awards granted under the 2007 Plan are eligible to qualify as performance-based compensation for purposes of Section 162(m), provided that certain requirements are complied with.

During 2007, the Compensation Committee, with the assistance of an independent consulting firm, has been developing a cash incentive plan which will be tied to pre-set financial and non-financial goals based on our 2007 operating plan.

2006 Summary Compensation Table and Other Supporting Tables

The following tables sets forth certain information with respect to the cash and other compensation paid or accrued by us for our named executive officers in 2006.

2006 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(7)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value & Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Larry Ellis, President and Chief Executive Officer	2006	$529,240	$700,000	—	$67,771	(1)	—	—	$13,317	(2)	$1,310,328
James F. Anderson, Senior Vice President & Chief Financial Officer	2006	$97,500	$21,750	—	—		—	—	—		$119,250
John C. Siemer, Chief Operating Officer—Chief of Staff	2006	$152,418	$61,250	—	$157,619		—	—	—	(3)	$371,287
Thomas Canfield, General Counsel and Secretary	2006	$145,329	$26,250	—	$157,619		—	—	—	(3)	$329,198
Sam White, Head of Global Sales	2006	$174,816	$125,000	—	$40,040		—	—	—		$339,856
David H. Brooks, Former Chief Executive Officer and former Chairman of the Board of Directors	2006	$468,750	—	—	—		—	—	—	(4)	$468,750
Dawn Schlegel, former Chief Financial Officer	2006	$87,179	—	—	—		—	—	—		$87,179
Lawrence R. Litowitz, former Director of Finance	2006	—	—	—	—		—	—	—		—	(5)
Lawrence E. Young, former Chief Financial Officer	2006	—	—	—	—		—	—	—		—	(6)

(1)	This value is attributable to the 50,000 warrants to purchase common stock that Mr. Ellis was awarded for service as a director of our corporation
(2)	Mr. Ellis’ perquisites consist of apartment rental of $1,800 per month and auto allowance of $650 per month prorated from October 2006 through December 2006.
(3)	Total amount of perquisites received by such officer during 2006 was less than $10,000
(4)	We made numerous payments that appear to be personal expenses, or for which we cannot verify a business purpose. These payments include:
a.	Approximately $200,000 for the purchase of a Bentley Flying Spur in 2006, which was included on our fixed asset register and operated by Mr. Brooks. We are not in possession of this vehicle or three other vehicles purchased by us in prior years. Under the Release Agreement and Contractual Undertakings, Mr. Brooks has agreed to return all of our property retained by him.
b.	Approximately $299,0000 for payments to various companies, affiliates and personnel related to private jet travel by Mr. Brooks in 2006.
c.	Approximately $175,000 for payments made to an affiliated company of Mr. Brooks, which owns a residence in south Florida in 2006.
d.	The value, for which we have not been able to quantify the cost, of Mr. Brooks’ personal use, if any, of a Madison Square Garden skybox in our name that was controlled by Mr. Brooks.
e.	Payments totaling approximately $62,0000 made in 2006 to an additional numerous payees which appear to be personal in nature.

We have not been able to quantify the value of Mr. Brook’s personal use if any of a Madison Square Garden skybox in the name of the Company.

(5)	Mr. Litowitz was retained as a contract employee through Tatum LLC.
(6)	Mr. Young was retained with two other individuals to act as officers for us through an engagement letter with AlixPartners, LLC, a corporate turnaround and restructuring firm. AlixPartners, LLC was compensated directly for Mr. Young’s and the other individuals’ services.
(7)	The amounts in the Option Awards column reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with SFAS 123(R) of the warrants, and thus may include amounts from awards granted in and prior to 2006. Assumptions used in the calculation of these amounts are included in note 1 to the audited consolidated financial statements under “Stock-based compensation” for the fiscal year ended December 31, 2006, 2005, 2004 and 2003, included in this Annual Report on From 10-K.

Grants of Plan-Based Awards Table

The following table sets forth certain information concerning grants of cash and non-cash awards made to each of the named executive officers under our equity and non-equity compensation plans during the fiscal year ended December 31, 2006. None of the named executive officers who have remained employed by us have transferred any of the awards that they received during the fiscal year ended December 31, 2006.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Larry Ellis	11/9/06	—	—	—	—	—	—	—	50,000	$2.28	$67,771
James F. Anderson	—	—	—	—	—	—	—	—	—	—	—
John C. Siemer	9/28/06	—	—	—	—	—	—	—	400,000	$2.82	$650,766
Thomas Canfield	9/28/06	—	—	—	—	—	—	—	400,000	$2.82	$650,766
Sam White	12/5/06	—	—	—	—	—	—	—	150,000	$2.59	$284,821
David H. Brooks	—	—	—	—	—	—	—	—	—	—	—
Dawn Schlegel	—	—	—	—	—	—	—	—	—	—	—
Lawrence R. Litowitz.	—	—	—	—	—	—	—	—	—	—	—
Lawrence E. Young	—	—	—	—	—	—	—	—	—	—	—

Outstanding Equity Awards at Fiscal Year End Table

The following table sets forth certain information, on an award-by-award basis, concerning unexercised warrants to purchase Common Shares and unvested deferred stock units that are held by each Named Executive and outstanding as of December 31, 2006. None of the Named Executives who remain employed by us have transferred any of the awards that are reported in the table below.

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Larry Ellis	100,000 50,000 50,000	100,000 300,000	(1) (2)	—	$ $ $ $ $	7.66 7.66 7.66 2.28 4.89	5/24/2015 5/24/2015 8/9/2015 11/9/2011 12/13/2010	—	—	—	—
James F. Anderson	—	—		—		—	—	—	—	—	—
John C. Siemer	40,000	360,000	(3)	—	$ $	2.82 2.82	9/28/2016 9/28/2016	—	—	—	—
Thomas Canfield	40,000	360,000	(3)(4)	—	$ $	2.82 2.82	9/28/2016 9/28/2016	—	—	—	—
Sam White	5,000 15,000	135,000	(5)	—	$ $	2.01 2.59	2/6/2008 12/5/2016	—	—	—	—
David H. Brooks	50,000 50,000	—		—	$ $	5.88 4.89	6/29/2014 12/14/2015	—	—	—	—
Dawn Schlegel	50,000 50,000	—		—	$ $	5.88 4.89	6/29/2014 12/14/2015	—	—	—	—
Lawrence R. Litowitz	—	—		—		—	—	—	—	—	—
Lawrence E. Young	—	—		—		—	—	—	—	—	—

(1)	These warrants vest on May 24, 2007.
(2)	These warrants vest 100,000 shares each year beginning May 24, 2008 through May 25, 2010.
(3)	These warrants vest 120,000 shares each year beginning September 28, 2007 through September 28, 2009.
(4)	240,000 of these warrants will be forfeited as a result of Thomas Canfield’s resignation, effective on September 30, 2007.
(5)	These warrants vest 45,000 shares each year beginning December 5, 2007 through December 5, 2009.

Option Exercises and Stock Vested Table

The following table sets forth certain information concerning each exercise of warrants to purchase Common Stock and each vesting of deferred stock units held by each of the Named Executives during the fiscal year ended December 31, 2006.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Larry Ellis	—	—	—	—
James F. Anderson	—	—	—	—
John C. Siemer	—	—	—	—
Thomas Canfield	—	—	—	—
Sam White	—	—	—	—
David H. Brooks	5,250,000	$7,005,000	—	—
Dawn Schlegel	—	—	—	—
Lawrence R. Litowitz.	—	—	—	—
Lawrence E. Young	—	—	—	—

Potential Payments upon Termination or Change in Control

As previously indicated in the Employment Agreements section of the Compensation Discussion and Analysis, Messrs. Ellis, Canfield, Siemer, White and Anderson are each entitled to receive benefits in certain instances related to a change in control in the case of Mr. Ellis, and termination in the case of Messrs. Canfield, Siemer, White and Anderson. Under the employment agreement entered into by Mr. Ellis with us on May 24, 2005 (now superseded), Mr. Ellis was entitled to receive compensation upon the occurrence of an “event of a change of control” irrespective of whether his employment is terminated. Upon the termination of employment of Messrs. Canfield, Siemer, White or Anderson without “cause” or if any such executive resigns with “good reason,” then such executive shall be entitled to receive termination benefits. Notwithstanding the foregoing, Mr. Canfield will not be eligible for such termination benefits after his resignation date of September 30, 2007.

Mr. Ellis’ 2005 employment agreement provided that upon the occurrence of an “event of a change of control,” Mr. Ellis would be entitled to the immediate vesting of all outstanding warrants to purchase shares of our Common Stock, a cash lump sum payment equal to four months salary at the then current rate, medical benefits for a period of four months and the transfer of ownership of any car furnished by us for his use. The definition of “event of a change of control” in his 2005 employment agreement was similar to the definition of a “change in control” under the 2005 Plan, which is set forth below.

If an event of a change of control had occurred on December 29, 2006, the last business day of our 2006 fiscal year, then the value of the benefits received by Mr. Ellis would have been $166,667, which is equivalent to four months salary at his then current rate. Mr. Ellis was not using a car provided by us and does not avail himself of our health benefits, and therefore would not have received any value attributable to such benefits.

Under the employment agreements of Messrs. Canfield and Siemer (Mr. Anderson did not have this benefit under his former employment agreement), the executives are entitled to termination payments if the executive’s employment is terminated by us without “cause,” or if such executive terminates his employment with “good reason.” “Cause” is generally defined as follows:

(a) the executive engaged in fraudulent or dishonest conduct (as determined by a court or other fact finding body) that our Board of Directors reasonably determines has or would have a material adverse impact on the Company;

(b) conviction of, or the pleading of no contest to a felony criminal offense;

(c) willful refusal of the executive to perform his material employment-related duties or intentionally engaging in conduct that is materially adverse to our business interests; or

(d) gross negligence in the performance of the executive’s material employment duties.

“Good reason” is generally defined as:

(a) a material diminution of the executive’s duties or the assignment of responsibilities that are materially inconsistent with his position;

(b) a reduction in the executive’s compensation (excluding a reduction of annual bonus due to the failure to achieve a target performance objective) or the executive’s benefits;

(c) a relocation of the Company from South Florida; or

(d) a material breach by the Company of the terms of the executive’s employment agreement.

If the executive’s employment is terminated by us other than for cause, death or disability, or if the executive terminates his employment for good reason, then the executive shall be entitled to receive his annual salary for the next year in twelve equal monthly installments and the executive will continue to be eligible to participate in our benefit program.

If either of Messrs. Siemer or Canfield, were terminated “without cause” or resigned for “good reason” on December 29, 2006, he would be eligible to receive the benefits described below:

Name	Value of Twelve Month Annual Base Salary	Estimated Value of Benefits for Twelve Months(1)	Total
John C. Siemer	$350,000	—	$350,000
Thomas Canfield	350,000	—	350,000

(1)	Benefits include participation in the company’s health, medical, disability, life and other insurance plans (subject to the individual making required contributions to such plan). Additionally, if the individual became eligible to receive comparable benefits from a subsequent employer, the above benefits would terminate. For purposes of this estimate, we assume provision of the benefits is for the full 12 month period.

Additionally, if a change of control had occurred on December 29, 2006, and our warrants were assumed or substituted by a successor company, then all unvested warrants to shares of our Common Stock would immediately vest pursuant to the terms of our 2005 Plan. Accordingly, the Named Executive Officers would receive a benefit estimated to be valued as follows:

Name	Value
Larry Ellis	$—
James F. Anderson	—
John C. Siemer	46,800
Thomas Canfield	46,800
Sam White	48,600

The value in the above table is based upon the difference between the exercise price of each named executive officers’ warrant, and our closing market price on December 29, 2006 ($2.95 per share), multiplied by the number of shares subject to each such warrant.

Pursuant to our 2005 Plan, a change in control generally occurs if:

(a)	Any person, entity or group acquires more than 50% of either our outstanding shares of voting stock, or the combined voting power of our then outstanding voting securities;

(b)	There is a replacement of a majority of the members of the Board of Directors during any 12 month period, unless the new directors have been approved by at least a majority of the incumbent board; or

(c)	Consummation of a reorganization, merger or similar transaction, or a sale of substantially all of the company’s assets, unless the stockholders before such transaction own directly or indirectly 50% or more of the then outstanding voting securities of the corporation resulting from the transaction.

2005 Summary Compensation Table & Other Supporting Tables

Summary Compensation Table

The following table (the “2005 Summary Compensation Table”) sets forth certain information with respect to the cash and other compensation paid or accrued by us during the fiscal years ended December 31, 2005, 2004 and 2003 for persons serving as our chief executive officer and the three other most highly compensated executive officers who were serving as executive officers at the end of 2005.

Name and Principal Position	Year	Annual Compensation		Other Annual Compensation			Long-Term Compensation Awards
		Salary	Bonus				Restricted Stock Awards	Securities Underlying Options/SARs
David H. Brooks Former Chairman and former Chief Executive Officer	2005 2004 2003	$811,538 762,500 781,250	$2,400,000 2,000,000 1,000,000		— — —	(1) (1) (1)	— — —	5,300,000 50,000 50,000

Dawn M. Schlegel Former Chief Financial Officer	2005 2004 2003	223,077 200,000 139,423	525,000 500,000 100,000	$	— — 62,875	(2)	— — —	50,000 50,000 50,000

Larry Ellis, President	2005	312,500	200,000		—		—	550,000

Sandra L. Hatfield Former Chief Operating Officer	2005 2004 2003	182,557 223,680 163,673	— 750,000 —	$	— — 603,973	(3)	— — —	— — —

(1)	We made numerous payments that appear to be personal expenses, or for which we cannot verify a business purpose. These payments include:

a	Approximately $132,000 for payments made to an affiliated company of Mr. Brooks, which owns a residence in south Florida utilized by Mr. Brooks in 2005.

b	Approximately $878,000, $370,000 and $445,000 in 2005, 2004 and 2003, respectively, for payments to various companies, affiliates and personnel related to private jet travel by Mr. Brooks.

c	The costs associated with the purchase of three vehicles during the period 2001 to 2005 that were initially included on our fixed asset register and that were operated by Mr. Brooks and each of Ms. Schlegel and Ms. Hatfield. The Company is not in possession of any of these vehicles, including the three vehicles operated by Mr. Brooks. Under the Release Agreement and Contractual Undertakings, Mr. Brooks has agreed to return all of our property retained by him. The make, model, year and cost of the three vehicles is:

Make	Year	Cost
Mercedes CLK 430	2001	$77,843
Armored Ford Excursion	2002	$191,500
Mercedes CLK 500	2004	$62,874

d	Payments totaling approximately $171, 000, $23,000 and $208,000 were made in 2005, 2004 and 2003, respectively, to additional numerous payees which appear to be personal in nature.

In addition to the foregoing, in 2005, Mr. Brooks purchased 375 30-GB Apple iPods with a corporate American Express card which were not for company use. The cost for these iPods totaled approximately $122,000. This purchase was capitalized in inventory prior to the restatement and treated as compensation expense in our restated financial statements. Mr. Brooks reimbursed us approximately $66,000 by taking a reduction from his fiscal 2005 bonus and by a cash repayment, and approximately $56,000 remained capitalized as inventory in our balance sheet. Mr. Brooks also charged approximately $322,000 of personal expenses to our corporate credit cards in 2003. Amounts charged to our corporate credit cards by Mr. Brooks during 2004 and 2005 for personal expenses and any reimbursements of those charges could not be determined.

(2)	The Company purchased a 2003 Mercedes E500 which was operated by Ms. Schlegel. The Company is not in possession of this vehicle.
(3)	The Company purchased a condominium for Ms. Hatfield in lieu of a bonus.

Option/SAR Grants in 2005

The following table sets forth certain information concerning warrants or options granted to the executive officers named in the 2005 Summary Compensation Table during 2005.

Individual Grants
Name	Number of Securities Underlying Options/SARs Granted	Percentage of Total Options/SARs Granted to Employees in Fiscal 2005		Exercise Price Per Share	Expiration Date	Grant Date Present Value
David H. Brooks	1,500,000 750,000 750,000 750,000 750,000 750,000 50,000	19.97 9.99 9.99 9.99 9.99 9.99 0.67	% % % % % % %	$1.00 1.00 1.00 1.00 1.00 1.00 4.89	3/1/2006 3/1/2007 3/1/2008 3/1/2009 3/1/2010 3/1/2011 12/13/2015	$11,317,294 2,853,362 1,437,019 968,663 734,020 594,046 161,695
Dawn M. Schlegel	50,000	0.67%		4.89	12/31/2015	161,695
Larry Ellis	100,000 100,000 100,000 100,000 100,000 50,000	1.33 1.33 1.33 1.33 1.33 0.67	% % % % % %	7.66 7.66 7.66 7.66 7.66 4.89	5/24/2015 5/24/2015 8/9/2015 8/9/2015 8/9/2015 12/13/2010	307,268 153,844 62,366 45,942 36,365 161,695
Sandra L. Hatfield	—	—		—	—	—

Aggregated Option/SAR Exercises in 2005 and 2005 Fiscal Year End Option/SAR Values

The following table sets forth information concerning warrant exercises and the value of unexercised warrants as of December 31, 2005, by the executive officers named in the 2005 Summary Compensation Table.

Name	Shares Acquired on Exercise	Value Realized	Number of Unexercised Options/SARs Held at December 31, 2005		Value of Unexercised In-the-Money Options/SARs Held at December 31, 2005(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
David H. Brooks	—	$—	1,550,000	3,750,000	$11,478,989	$28,890,624
Dawn M. Schlegel	—	—	100,000	—	370,245	—
Larry Ellis	—	—	50,000	500,000	161,695	2,330,576
Sandra L. Hatfield	—	—	—	—	—	—

2005 Director Compensation

In 2005, we granted 50,000 warrants to purchase our Common Stock to each person serving on our Board of Directors, including officers of the Company, as compensation for serving in such capacity.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Regulation S-K Item 402(b) with management. Based on the review and discussions referred to in the preceding sentence, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

David Bell

Senator (Ret.) William Campbell

Maurice Hannigan

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our Common Stock as of September 26, 2007, for (i) each person known by us to beneficially own more than five percent (5%) of our outstanding Common Stock, (ii) each of our directors, (iii) each of the current and former executive officers listed in the Summary Compensation Table in Item 11—EXECUTIVE COMPENSATION and (iv) all of our executive officers and directors as a group. To our knowledge, except as otherwise indicated, all shares are beneficially owned and the persons named as the owners hold investment and voting power.

Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act, and generally includes voting or investment power over securities. Under this rule, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days of September 26, 2007 upon the exercise of warrants to purchase shares of our Common Stock. Each beneficial owner’s percentage ownership is determined by assuming that all warrants held by such person that are exercisable within 60 days of September 26, 2007 have been exercised. The percentages provided are based on 51,027,535 shares outstanding as of September 26, 2007.

Name	Number of shares of common stock beneficially owned	Percentage ownership of common stock
David H. Brooks (2)	11,712,978	23.0%
Harbinger Capital Partners Master Fund I, Ltd. (1)	7,537,225	14.8%
Terry S. Brooks (2)	3,057,292	6.0%
Larry Ellis (3)	392,000	*
Senator (Ret.) William Campbell (4)	76,730	*
Jack A. Henry (5)	20,862	*
David Bell (6)	18,322	*
Maurice Hannigan (7)	19,662	*
General Martin R. Berndt (8)	8,080	*
Suzanne Hopgood (9)	9,910	*
James F. Anderson (10)	40,000	*
John C. Siemer (11)	160,000	*
Thomas Canfield (12)	160,000	*
Sam White (13)	21,000	*
Dawn Schlegel (14)	100,000	*
Lawrence R. Litowitz (15)	0	*
Lawrence E. Young (16)	0	*
All current directors and executive officers as a group (11 persons)	926,566	1.8%

*	Indicates ownership in an amount less than 1% of our Common Stock.
(1)	Based upon a Schedule 13-D/A filed with the SEC on May 7, 2006. The address of Harbinger Capital Partners Master Fund I, Ltd. is One Riverchase Parkway South, Birmingham, Alabama 35244.
(2)	Based upon a Schedule 13-D/A filed with the SEC on November 30, 2006. David H. Brooks is our former Chairman and Chief Executive Officer. The address of each of David H. Brooks and Terry Brooks is 800 South Ocean Drive, Boca Raton, Florida 33432.
(3)	Mr. L. Ellis is a director of the Company and our President and Chief Executive Officer. The amount beneficially owned by Mr. Ellis includes 390,000 warrants currently exercisable or exercisable within 60 days of September 30, 2007.
(4)	Senator (Ret.) Campbell is a director of the Company. The amount beneficially owned by Senator (Ret.) Campbell includes 26,730 deferred stock units and 50,000 warrants currently exercisable or exercisable within 60 days of September 30, 2007.

(5)	Mr. Henry is a director of the Company. The amount beneficially owned by Mr. Henry includes 6,712 warrants and 14,150 deferred stock units currently exercisable or exercisable within 60 days of September 30, 2007.
(6)	Mr. Bell is a director of the Company. The amount beneficially owned by Mr. Bell includes 5,342 warrants and 12,980 deferred stock units currently exercisable or exercisable within 60 days of September 30, 2007.
(7)	Mr. Hannigan is a director of the Company. The amount beneficially owned by Mr. Hannigan includes 5,342 warrants and 14,320 deferred stock units currently exercisable or exercisable within 60 days of September 30, 2007.
(8)	General Berndt is a director of the Company. The amount beneficially owned by General Berndt includes 8,080 deferred stock units currently exercisable or exercisable within 60 days of September 30, 2007.
(9)	Ms. Hopgood is a director of the Company. The amount beneficially owned by Ms. Hopgood includes 9,910 deferred stock units currently exercisable or exercisable within 60 days of September 30, 2007.
(10)	Mr. Anderson is our Senior Vice President and the Chief Accounting Officer. The amount beneficially owned by Mr. Anderson includes 40,000 warrants currently exercisable or exercisable within 60 days of September 30, 2007.
(11)	Mr. Siemer is our Chief Operating Officer and Chief of Staff. The amount beneficially owned by Mr. Siemer includes 160,000 warrants currently exercisable or exercisable within 60 days of September 30, 2007.
(12)	Mr. Canfield is our General Counsel and Secretary. The amount beneficially owned by Mr. Canfield includes 160,000 warrants currently exercisable or exercisable within 60 days of September 30, 2007.
(13)	Mr. White is our Head of Global Sales. The amount beneficially owned by Mr. White includes 15,000 warrants currently exercisable or exercisable within 60 days of September 30, 2007.
(14)	Ms. Schlegel is our former Chief Financial Officer.
(15)	Mr. Litowitz is our former Director of Finance
(16)	Mr. Young is our former Chief Financial Officer.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Future relationships and transactions, if any, with affiliated parties will be reviewed by our Audit Committee for any potential conflict of interest. If the Audit Committee determines that any such transaction creates a conflict of interest situation, we will not proceed with such transaction unless approved in advance by the Audit Committee.

David H. Brooks, former Chairman and CEO

During 2006, 2005, 2004 and 2003, we entered into various transactions with David H. Brooks and entities affiliated with Mr. Brooks or individuals related to Mr. Brooks. From 1992 until July 7, 2006, Mr. Brooks was the Chairman or Co-Chairman of our Board of Directors and from 2000 until July 31, 2006, was our Chief Executive Officer. Based on information filed with the SEC on November 30, 2006, Mr. Brooks, together with Ms. Terry Brooks (his wife), own approximately 29% of our Common Stock.

Tactical Armor Products, Inc.

During 2006, 2005, 2004 and 2003, Tactical Armor Products, Inc. (TAP) provided certain manufacturing and assembly services to us. In particular, TAP assembled hard armor plates, manufactured yoke and collar assemblies in our ballistic apparel and sewed other protective components into the apparel. TAP ceased providing these services in July 2006.

We believe that we were the primary beneficiary of TAP’s protective apparel operations during the period TAP was providing services to us. TAP also owned and raced horses, although the extent of the equestrian operations is unknown. After making numerous unsuccessful efforts, management concluded that we were unable to obtain the information necessary to perform the accounting required to consolidate TAP, otherwise required per FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.”

During the relevant time period, TAP was owned by Ms. Brooks. Purchases from TAP totaled $2,323, $15,708, $10,746 and $14,379 during the years ending December 31, 2006, 2005, 2004 and 2003, respectively. These amounts include the amounts paid to U.S. Manufacturing Corporation (USM). USM was owned by Ms. Brooks and was acquired by TAP during 2003.

In addition, we made bonus payments to certain TAP employees of approximately $2,000, $126,000 and $100,000 during the years ended December 31, 2005, 2004 and 2003, respectively. We did not make any such bonus payments during 2006.

TAP sub-leased a portion of our facility in Tennessee from 2001 until July 2006. TAP paid the Company approximately $9,000, $40,000, $40,000 and $40,000 for rent during the years ended December 31, 2006, 2005, 2004 and 2003, respectively.

We owed TAP $71 and $108 at December 31, 2004 and 2003, respectively, for services rendered, which amounts are included in accounts payable in the accompanying consolidated balance sheets for the applicable periods.

V.A.E. Enterprises

We entered into a ten year agreement with V.A.E. Enterprises (VAE) to lease a building in Oakland Park, Florida, which is used in certain of our manufacturing and administrative operations. The term of the lease commenced on January 1, 2001. VAE was indirectly owned by Mr. Brooks. In July 2004, the property was sold to an unrelated third party. We paid VAE approximately $419,000 and $679,000 for rent during the years ended December 31, 2004 and 2003, respectively. We continue to utilize this facility.

Vianel Corporation

The Company agreed to reimburse Mr. Brooks for his Florida residence, pursuant to the terms of his employment agreement. During the years ended December 31, 2006 and 2005, the Company paid Vianel Corporation (“Vianel”) approximately $175,000 and $132,000, respectively, for reimbursements of Mr. Brooks’ Florida residence. Vianel was indirectly owned by Mr. Brooks.

RSJ Industries

The Company agreed to reimburse Mr. Brooks for air travel expenses, pursuant to authorization by the Board of Directors. During the year ended December 31, 2005, the Company paid RSJ Industries (“RSJ”) approximately $227,000 for certain air travel expenses. RSJ owned the airplane utilized and was indirectly owned by Mr. Brooks.

Debt Transactions

During 2005, Mr. Brooks provided credit availability to us in our unsuccessful efforts to acquire an unrelated entity. We paid Mr. Brooks interest of approximately $117,000 during the year ended December 31, 2005, for such availability.

We paid approximately $7,000 in interest to Mr. Brooks during the year ended December 31, 2004.

On May 9, 2003, we satisfied the outstanding balance of a note due Mr. Brooks in the amount of $1,500,000. During 2003, we paid approximately $95,000 in accrued interest relating to the note due Mr. Brooks.

Convertible Preferred Stock

On January 14, 2002, we issued Mr. Brooks 500,000 shares of our Series A, 12% convertible preferred stock in exchange for $3,000 of outstanding indebtedness incurred by us in 1996. The convertible preferred stock had a dividend rate of $0.72 per share per annum, an amount equal to the interest that would have been payable on the exchanged indebtedness. We paid Brooks dividends totaling approximately $360,000, $360,000 and $345,000 on the convertible preferred stock during the years ended December 31, 2005, 2004 and 2003, respectively. The convertible preferred stock was redeemed in December 2005 for $3,000,000.

Warrant Exercise and Securities Purchase Agreements

On July 13, 2006, we signed a Memorandum of Understanding to settle a class action securities lawsuit, as well as another shareholder derivative suit brought about by a certain shareholder. As part of this settlement, we obtained $7,500,000 from the proceeds of the exercise of 3,000,000 warrants held by Mr. Brooks at an exercise price of $2.50 per share. The warrant, granted to Mr. Brooks pursuant to a warrant agreement dated July 1, 2005, originally had an exercise price of $1.00 per share and originally vested and became exercisable with respect to 750,000 shares on each of July 1, 2007, 2008, 2009 and 2010. As part of the settlement, and pursuant to a warrant exercise agreement between us and Mr. Brooks, the warrants were accelerated and the exercise price was increased to $2.50 per share. Pursuant to the terms of the warrant exercise agreement, in the event the settlement is not approved, we are required to cause to be paid to Mr. Brooks $4,500,000, which is the difference between the warrant exercise price of $1.00 per share set forth in the warrant agreement and the elevated exercise price of $2.50, multiplied by the 3,000,000 shares involved.

In addition, as part of the settlement, Mr. Brooks entered into a securities purchase agreement with us. Pursuant to the terms of the securities purchase agreement, we sold 3,007,099 shares of our Common Stock directly to Mr. Brooks at a price of $4.93 per share. We granted Mr. Brooks the right to sell back some or all of such shares in the event the settlement is not approved.

For a more complete discussion of the settlement and the warrant exercise agreement, please refer to Note 11 of the Consolidated Financial Statements.

Other

We made payments to a condominium association in Boca Raton, Florida on behalf of Mr. Jeffrey Brooks, a brother of Mr. Brooks, of approximately $22,000, $21,000 and $19,000 during the years ended December 31, 2005, 2004 and 2003, respectively. Those payments are included in selling, general and administrative expenses in the accompanying consolidated financial statements for the appropriate periods. Mr. Jeffrey Brooks was not an employee of the Company during this period.

During 2005, we purchased approximately $20,000 in gift certificates from a restaurant owned by Mr. Jeffrey Brooks, which is included in selling, general and administrative expenses in the accompanying consolidated financial statement for the fiscal year ended December 31, 2005.

We employed an uncle of Mr. Brooks during 2003, 2004, 2005 and through July 18, 2006, at which time the employment arrangement between us and that individual terminated. Amounts paid to Mr. Brooks’s uncle were approximately $11,000, $19,000, $20,000 and $19,000 during the years ended December 31, 2006, 2005, 2004 and 2003, respectively.

We paid bonuses to individuals affiliated with Mr. Brooks of approximately $10,000, $20,000 and $10,000 during the years ended December 31, 2005, 2004 and 2003, respectively. Those payments are included in selling, general and administrative expenses in the accompanying consolidated financial statements for the appropriate periods. No such bonus payments were made during 2006.

We made automobile lease payments on behalf of Mr. Brooks’ son approximately $3,000, $7,000 and $1,000 during the years ended December 31, 2005, 2004 and 2003, respectively. Those payments are included in selling, general and administrative expenses in the accompanying consolidated financial statements for the appropriate periods. No such lease payments were made during 2006.

Sandra Hatfield, former Chief Operating Officer

During 2003, we paid $95,000 for legal services to Mr. Keith Hatfield, the son of Ms. Sandra L. Hatfield. Mr. Hatfield was also employed by us from August 2005 through September 2006. Mr. Hatfield received payments of $116 and $29,000 respectively. From 2002 through August 11, 2005, Ms. Hatfield was our COO.

Dawn M. Schlegel, former Chief Financial Officer and Director

From 1999 until April 7, 2006, Ms. Dawn M. Schlegel was the Company’s Chief Financial Officer; she also served as a member of the Company’s Board of Directors from 2000 until April 7, 2006. Subsequent to her resignation on April 7, 2006, Ms. Schlegel provided consulting services through mid-May 2006, and was paid $22,000 during the year ended December 31, 2006, for those services.

Indemnifications

Pursuant to Delaware law and certain indemnification agreements entered into with Mr. Brooks, Ms. Schlegel and Ms. Hatfield, we advanced expenses and legal fees to each of Mr. Brooks, Ms. Schlegel and Ms. Hatfield in the amount of $5,894,000, $562,000 and $242,000, respectively during 2006.

Vehicles

During the period 2001 to 2006, we purchased four vehicles that were initially included on our fixed asset register and that were operated by Mr. Brooks, Ms. Hatfield and Ms. Schlegel. We are not in possession of any of those vehicles, nor do our records indicate any reimbursement to us for these purchases. The make, year and cost of the four vehicles are:

Make	Year	Cost
Bentley Flying Spur	2006	$200,000
Armored Ford Excursion	2002	$192,000
Mercedes CLK430	2001	$78,000
Mercedes CLK500	2004	$63,000

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

We understand the need for Rachlin Cohen & Holtz, LLP (“Rachlin”), to maintain objectivity and independence in its audit of our financial statements. To minimize relationships that could appear to impair the objectivity of Rachlin, our Audit Committee has restricted the non-audit services that Rachlin may provide to us primarily to audit services and audit-related services. Additionally, the Audit Committee has also adopted policies and procedures for pre-approving all audit and non-audit work performed by Rachlin.

Audit Fees. The aggregate fees billed for professional services rendered by Rachlin for auditing our 2006 and 2005 financial statements and our 2004 and 2003 restated financial statements were $1,854,000. Rachlin performed no “audit related,” “tax services,” “or other” services (as such terms are defined in Item 9(e) of Schedule 14A to the Exchange Act) for us during 2005 or 2006.

The aggregate fees billed for professional services rendered by Weiser LLP for auditing our financial statements for the years ended December 31, 2004 and 2003 were $557,600 and 359,000, respectively.

PART IV

Item 15.	EXHIBITS AND FINANCIALS STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report on Form 10-K:

1.	Financial Statements

See the Index to Financial Statements of page F-1 for a list of the financial statements filed with this report all of which are incorporated herein by reference.

2.	Financial Statement Schedules

See Note 13 to the Consolidated Financial Statements, for the “Valuation and Qualifying Accounts.”

3.	List of Exhibits

Exhibit	Description
3.1	Certificate of Incorporation of the Company filed September 1, 1994.	(1)

3.2	Certificate of Amendment of Certificate of Incorporation of the Company filed December 31, 1996.	(2)

3.3	Certificate of Amendment of Certificate of Incorporation of the Company filed July 24, 2001.	(6)

3.4	Certificate of Designations and Preferences of the Company filed December 26, 2001.	(6)

3.5	Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock of the Company filed October 12, 2006.	(16)

3.6	Second Amended and Restated By-Laws of the Company adopted as of August 17, 2007.	(19)

4.2	Stock Subscription Agreement dated December 14, 2001, between the Company and David Brooks.	(6)

4.3	Form of Warrant Award Certificate of the Company pursuant to the 2005 Plan.	(20)

4.4	Form of Warrant Award Certificate of the Company pursuant to the 2007 Plan.	(18)

4.5	Rights Agreement dated as of October 6, 2006, between American Stock Transfer & Trust Company and the Company.	(16)

10.1	Employment Agreement dated July 1, 2000, between the Company and David Brooks.	(7)

10.2	Employment Agreement dated May 24, 2005, by and between the Company and Larry Ellis.	(11)

10.3	Employment Agreement dated September 28, 2006, by and between the Company and John C. Siemer.	(20)

10.4	Employment Agreement dated September 28, 2006, by and between the Company and Thomas C. Canfield.	(20)

10.5	Employment Agreement dated November 1, 2006, by and between the Company and Sam White.	(20)

10.6	Employment Agreement dated March 29, 2007, by and between the Company and Larry Ellis.	(20)

10.7	Employment Agreement dated June 21, 2007, by and between the Company and James Anderson.	(20)

10.8	Warrant Agreement dated July 1, 2005, between the Company and David Brooks.	(14)

Exhibit	Description

10.9	Warrant of the Company issued to Larry Ellis on May 24, 2005.	(11)

10.10	Warrant Agreement dated May 18, 2006, between the Company and William P. Campbell.	(20)

10.11	Warrant Award Certificate issued to John C. Siemer on September 28, 2006.	(20)

10.12	Warrant Award Certificate issued to Thomas C. Canfield on September 28, 2006.	(20)

10.13	Warrant Award Certificate issued to Larry Ellis on March 29, 2007.	(20)

10.14	Warrant Award Certificate issued to James Anderson on July 24, 2007.	(20)

10.15	Promissory Note dated November 6, 2000, between the Company and David Brooks.	(3)

10.16	The Company’s 1995 Stock Option Plan.	(4)

10.17	The Company’s 2005 Omnibus Equity Incentive Plan.	(13)

10.18	The Company’s 2007 Omnibus Equity Incentive Plan.	(18)

10.19	Board of Directors Compensation Policy, effective as of January 1, 2007.	(20)

10.20	Sale Agreement dated March 10, 2000, between the Company and DMC2 Electronic Components.	(5)

10.21	Lease dated January 1, 2001, between V.A.E. Enterprises and Point Blank Body Armor, Inc.	(7)

10.22	Lease Agreement dated April 15, 2001, between A&B Holdings, Inc. and the Company.	(3)

10.23	Industrial Lease dated December 5, 2003, between Atlantic Business Center L.C. and Point Blank Body Armor Inc.	(8)

10.24	Employment Agreement dated May 24, 2005, by and between the Company and Manuel Rubio.	(11)

10.25	Employment Agreement dated May 24, 2005, by and between the Company and Dawn Schlegel.	(11)

10.26	Employment Agreement dated May 24, 2005, by and between the Company and Ishmon Burks.	(11)

10.27	Employment Agreement dated June 2, 2005, by and between the Company and Marc Dien.	(12)

10.28	Amended and Restated Loan and Security Agreement, dated as of April 3, 2007, by and among Protective Apparel Corporation of America, Point Blank Body Armor Inc., NDL Products, Inc., the Company and LaSalle Business Credit, LLC, as Administrative Agent and Collateral Agent.	(17)

10.29	Subscription and Structuring Agreement dated as of December 19, 2003, by and among Point Blank Body Armor Inc., Hightower Capital Management, LLC and the Company.	(8)

10.30	Release Agreement and Contractual Undertakings dated July 31, 2006, by and between the Company and David H. Brooks.	(20)

10.31	Securities Purchase Agreement dated July 31, 2006, by and between the Company and David H. Brooks.	(20)

10.32	Registration Rights Agreement dated July 31, 2006, by and between the Company and David H. Brooks.	(20)

10.33	Warrant Exercise Agreement dated July 31, 2006, by and between the Company and David H. Brooks.	(20)

Exhibit	Description
10.34	Agreement of Insureds dated as of July 27, 2006, by and among the Company, David H. Brooks, Sandra Hatfield, Dawn M. Schlegel, Cary Chasin, Jerome Krantz, Gary Nadelman, Barry Berkman and Gen. (Ret.) Larry R. Ellis.	(20)

10.35	Stipulation and Agreement of Settlement dated November 30, 2006.	(20)

10.36	Warrant of the Company issued to Manuel Rubio on May 24, 2005.	(11)

10.37	Warrant of the Company issued to Ishmon Burks on May 24, 2005.	(11)

10.38	Warrant of the Company issued to Marc Dien on June 2, 2005.	(12)

10.39	Employment Agreement dated December 1, 2005, by and between the Company and Rick Hockensmith.	(15)

10.40	Warrant Award Agreement dated November 28, 2005, between the Company and Rick Hockensmith.	(15)

10.41	Employment Agreement dated August 24, 2006, by and between the Company and James Anderson.	(20)

14.1	Code of Ethics.	(9)

16.1	Letter from Weiser LLP to the Company regarding change in certifying accountant.	(10)

21.1	List of Significant Subsidiaries.	(20)

23.1	Consent of Independent Registered Public Accounting Firm.	(20)

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.	(20)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.	(20)

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(20)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(20)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this the 28th day of September, 2007.

DHB INDUSTRIES, INC.

By:	/s/ LARRY ELLIS
Larry Ellis
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ LARRY ELLIS Larry Ellis	President, Chief Executive Officer and Director (Principal Executive Officer)	September 28, 2007

/s/ JAMES F. ANDERSON James F. Anderson	Chief Financial Officer, Senior Vice President and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	September 28, 2007

/s/ WILLIAM CAMPBELL William Campbell	Chairman of the Board	September 28, 2007

/s/ JACK HENRY Jack Henry	Director	September 28, 2007

/s/ DAVID BELL David Bell	Director	September 27, 2007

/s/ MAURICE HANNIGAN Maurice Hannigan	Director	September 28, 2007

/s/ MARTIN R BERNDT Martin R Berndt	Director	September 28, 2007

/s/ SUZANNE HOPGOOD Suzanne Hopgood	Director	September 28, 2007

DHB INDUSTRIES, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

DHB Industries, Inc.

We have audited the accompanying consolidated balance sheets of DHB Industries, Inc. and subsidiaries as of December 31, 2006, 2005, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DHB Industries, Inc. and subsidiaries as of December 31, 2006, 2005, 2004 and 2003 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the consolidated financial statements for the years ended December 31, 2004 and 2003 have been restated.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share Based Payment,” on January 1, 2006, based on the modified retrospective application method.

The Company has not presented the selected quarterly financial data for each quarter for the years ended December 31, 2006 and 2005 that are required by the rules and regulations of the U.S. Securities and Exchange Commission as supplemental information outside the consolidated financial statements, although not required to be part of the basic consolidated financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 28, 2007 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses.

/s/ Rachlin Cohen & Holtz, LLP

Fort Lauderdale, Florida

September 28, 2007

DHB INDUSTRIES, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31,

(In thousands, except share and per share data)

	2006	2005	Restated	Restated
			2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$177	$1,283	$498	$441
Restricted cash	35,200	—	—	—
Accounts receivable, less allowance for doubtful accounts of $911, $700, $702, and $852 respectively	38,087	41,044	47,425	33,565
Receivable from Insurer	—	12,875	—	—
Inventories, net	32,210	26,825	38,231	30,001
Deferred income tax assets	38,125	39,323	19,094	1,424
Prepaid expenses and other current assets	2,326	1,542	1,219	1,597

Total current assets	146,125	122,892	106,467	67,028

Property and equipment, net	1,825	2,488	2,371	1,771

Other assets
Deferred income tax assets	155	16	—	124
Deposits and other assets	94	141	366	381

Total other assets	249	157	366	505

Total assets	$148,199	$125,537	$109,204	$69,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$8,425	$—	$—	$—
Note payable—bank, current portion	—	15,000	10,500	2,000
Accounts payable	17,626	9,866	8,004	9,642
Accrued expenses and other current liabilities	12,912	8,734	9,015	5,776
Reserve for class action settlement	39,372	39,372	—	—
Vest replacement program obligation	6,054	9,712	—	—
Income taxes payable	5,904	6,540	4,931	118
Employment tax withholding obligation	36,483	32,076	29,718	737

Total current liabilities	126,776	121,300	62,168	18,273
LONG TERM LIABILITIES
Note payable—bank	—	—	25,644	22,022
Other liabilities	852	1,484	674	527

Total liabilities	127,628	122,784	88,486	40,822

Commitments and Contingencies
Minority interest in consolidated subsidiary	253	171	49	(1)

Contingently redeemable common stock (related party)	19,326	—	—	—

Stockholders’ equity
Convertible preferred stock $0.001 par value, 5,000,000 shares authorized, 500,000 shares of Series A, 12% convertible preferred stock issued and outstanding at liquidation preference	—	—	3,000	3,000

Common stock, $0.001 par value, 100,000,000 shares authorized, 48,017, 43,407, 45,283 and 40,742 million shares issued and outstanding, respectively	48	43	45	41
Additional paid in capital	80,903	77,176	63,776	62,089
Retained deficit	(79,959)	(74,637)	(46,152)	(36,647)

Total stockholders’ equity	992	2,582	20,669	28,483

Total liabilities and stockholders’ equity	$148,199	$125,537	$109,204	$69,304

The accompanying notes are an integral part of these consolidated financial statements.

DHB INDUSTRIES, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Years Ended December 31,

(In thousands, except share and per share data)

	2006	2005	Restated 2004	Restated 2003
Net sales	$254,105	$343,561	$322,276	$206,375
Cost of goods sold	196,154	282,653	265,607	177,066

Gross profit	57,951	60,908	56,669	29,309

Selling, general and administrative expenses	42,539	57,223	37,461	29,478
Litigation and cost of investigations	13,886	27,246	943	—
Employment tax withholding charge	4,407	2,358	28,981	737

Total operating cost	60,832	86,827	67,385	30,215

Operating loss	(2,881)	(25,919)	(10,716)	(906)

Interest expense	1,946	1,798	1,371	1,410
Other (income) expense	127	551	(190)	(1,925)

Total other (income) expense	2,073	2,349	1,181	(515)

Loss before income tax (benefit) expense	(4,954)	(28,268)	(11,897)	(391)
Income tax (benefit) expense:
Current taxes	(772)	20,014	14,726	413
Deferred tax expense (benefit)	1,058	(20,264)	(17,526)	3,172

Total income tax (benefit) expense	286	(250)	(2,800)	3,585
Loss before minority interest in subsidiary	(5,240)	(28,018)	(9,097)	(3,976)
Less minority interest of subsidiary	82	122	48	(1)

Net loss	(5,322)	(28,140)	(9,145)	(3,975)
Dividends—preferred stock (related party)	—	345	360	360

Loss available to common stockholders	$(5,322)	$(28,485)	$(9,505)	$(4,335)

Basic loss per common share	$(0.12)	$(0.63)	$(0.23)	$(0.11)
Diluted loss per common share	$(0.12)	$(0.63)	$(0.23)	$(0.11)

Basic and diluted loss per contingently redeemable common share	$0.00

The accompanying notes are an integral part of these consolidated financial statements.

DHB INDUSTRIES, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT)

For The Years Ended December 31, 2006, 2005, 2004, and 2003

(In thousands, except share and per share data)

	Series A Preferred Shares	Redemption Value	Common	Par Value	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total
Balance December 31, 2002 Restated	500,000	$3,000	40,413,746	$40	$60,599	($32,312)	$31,327
2003 Restated
Net loss	—	—	—	—	—	(3,975)	(3,975)
Stock based compensation	—	—	—	—	898	—	898
Preferred stock dividends paid (related party)	—	—	—	—	—	(360)	(360)
Common stock issued for services	—	—	80,000	—	165	—	165
Exercise of stock warrants	—	—	248,390	1	427	—	428

Balance December 31, 2003	500,000	3,000	40,742,136	41	62,089	(36,647)	28,483
2004 Restated						—
Net loss	—	—	—	—	—	(9,145)	(9,145)
Stock based compensation	—	—	—	—	1,531	—	1,531
Preferred stock dividends paid (related party)	—	—	—	—	—	(360)	(360)
Exercise of stock warrants	—	—	4,540,400	4	156	—	160

Balance December 31, 2004	500,000	3,000	45,282,536	45	63,776	(46,152)	20,669
2005
Net loss	—	—	—	—	—	(28,140)	(28,140)
Stock based compensation	—	—	—	—	20,558		20,558
Preferred stock dividends paid (related party)	—	—	—	—	—	(345)	(345)
Preferred stock redemption (related party)	(500,000)	(3,000)	—	—		—	(3,000)
Common stock repurchased	—	—	(1,930,700)	(2)	(7,714)	—	(7,716)
Stock issued for settlement of obligation	—	—	25,040	—	368	—	368
Exercise of stock warrants	—	—	30,000	—	188	—	188

Balance December 31, 2005	—	—	43,406,876	43	77,176	(74,637)	2,582
2006
Net loss	—		—	—	—	(5,322)	(5,322)
Stock based compensation	—	—	—	—	1,395	—	1,395
Common stock repurchased	—	—	(655,000)	—	(3,133)	—	(3,133)
Stock issued for settlement of obligation	—	—	14,960	—	220	—	220
Exercise of stock warrants	—	—	5,250,000	5	5,245	—	5,250

Balance December 31, 2006	—	$—	$48,016,836	$48	$80,903	$(79,959)	$992

The accompanying notes are an integral part of these consolidated financial statements

DHB INDUSTRIES, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

For The Years Ended December 31,

(In thousands, except share and per share data)

			Restated	Restated
	2006	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(5,322)	$(28,140)	$(9,145)	$(3,975)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	643	616	787	564
Amortization of deferred financing costs	41	23	117	132
Deferred income tax expense (benefit)	1,058	(20,264)	(17,526)	3,172
Gain on sale of fixed assets	(94)	—	—	—
Gain on exchange of minority interest for inventory	—	—	—	(1,650)
Write off of other investments	—	—	—	942
Minority interest in consolidated subsidiary	82	122	48	(1)
Stock based compensation	1,615	20,926	1,531	1,063
Changes in assets and liabilities:
Increase in restricted cash	(35,200)	—	—	—
Accounts receivable	2,957	6,381	(13,860)	(10,661)
Accounts receivable from insurers	12,875	(12,875)	—	—
Inventories	(5,385)	11,406	(8,230)	5,009
Prepaid expenses and other current assets	(784)	(323)	380	(626)
Deposits and other assets	7	202	(103)	(70)
Accounts payable	2,229	1,862	166	2,470
Income taxes payable	(636)	1,609	4,813	118
Employment tax withholding obligation	4,407	2,358	28,981	737
Reserve for class action settlement	—	39,372	—	—
Vest replacement obligation	(3,658)	9,712	—	—
Accrued expenses and other current liabilities	4,178	(281)	3,239	3,322
Other liabilities	(632)	829	128	177

Net cash provided by (used in) operating activities	(21,619)	33,535	(8,674)	723

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	572	—	—	—
Purchases of property and equipment	(458)	(733)	(1,387)	(715)

Net cash provided by (used in) investing activities	114	(733)	(1,387)	(715)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	5,531	—	(1,804)	1,804
Dividends paid on preferred stock (related party)	—	(345)	(360)	(360)
Redemption of convertible preferred stock	—	(3,000)	—	—
Net proceeds from revolving line of credit	8,425	—	—
Repayment of note payable—bank	(15,000)	(21,144)		(2,332)
Proceeds from note payable—bank	—	—	12,122	2,000
Payment of note payable to stockholder	—	—	—	(1,500)
Issuance of contingently redeemable common stock (related party)	19,326	—	—	—
Repurchase of common stock	(3,133)	(7,716)	—	—
Net proceeds from exercise of stock warrants	5,250	188	160	428

Net cash provided by (used in) financing activities	20,399	(32,017)	10,118	40

Net increase (decrease) in cash	(1,106)	785	57	48
Cash at beginning of year	1,283	498	441	393

Cash at end of year	$177	$1,283	$498	$441

Supplemental cash flow information:
Cash payments for interest	$1,905	$1,775	$1,254	$1,278

Cash payments for taxes	$—	$18,361	$9,915	$260

The accompanying notes are an integral part of these consolidated financial statements.

DHB INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Note 1	BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of DHB Industries, Inc. and its subsidiaries, (the “Company”), all of which are wholly owned (except for a 0.65% minority interest in a subsidiary, Point Blank Body Armor, Inc., (“Point Blank”)). The Company’s operating subsidiaries are engaged in the domestic manufacture and marketing of protective body armor and health related sports braces and related equipment. All significant inter-company balances and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the 2004 and 2003 consolidated financial statements to conform to the presentation in 2006 and 2005. These reclassifications had no effect on net loss or retained deficit.

Business description

The Company is a leading manufacturer and provider of bullet- and projectile-resistant garments, fragmentation protective vests, slash and stab protective armor, and related ballistic accessories, which are used domestically and internationally by military, law enforcement, security and corrections personnel, as well as government agencies. In addition, the Company manufactures and distributes health apparel and equipment, including a variety of knee, ankle, elbow, wrist, back supports and braces that assist serious athletes, weekend sports enthusiasts and general consumers in their respective sports and everyday activities. The Company has manufacturing facilities in Pompano Beach, Deerfield Beach and Oakland Park, Florida, and Jacksboro, Tennessee.

Segments

The Company operates in one segment and therefore does not provide additional disclosure relating to reporting segments.

Use of estimates in the preparation of financial statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during each reporting period. Actual results could differ from those estimates and the differences could be material. Critical estimates made by the Company include, but are not limited to, the liability for the Zylon vest replacement program, stock based compensation expense, the liability for payroll taxes, the provision for income taxes, the cost of litigation in connection with the reserve for class action/derivative lawsuits, and the provision for excess and obsolete inventory.

Revenue recognition

The Company recognizes revenue when it is realized or realizable and has been earned. Product revenue is recognized when persuasive evidence of an arrangement exists, the product has been delivered and legal title and all risks of ownership have been transferred, written contract and sales terms are complete, customer acceptance has occurred and payment is reasonably assured. While the Company offers a right of return for all its products, returns are minimal and do not materially affect the consolidated financial statements.

DHB INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents and trade accounts receivable. The Company maintains its cash and cash equivalents with what it believes to be high quality financial institutions. Amounts held in individual financial institutions may exceed federally insured amounts.

Cash and cash equivalents

All short-term, highly liquid investments with original maturities of ninety days or less are considered cash equivalents.

Accounts Receivable

Accounts receivable consist of trade receivables recorded at original invoice amount, less an estimated allowance for uncollectible amounts. Trade credit is generally extended on a short-term basis without requiring collateral; thus trade receivables do not bear interest, although a finance charge may be applied to receivables that are past due. Trade receivables are periodically evaluated for collectibility based on past credit history with customers and their current financial condition. Changes in the estimated collectibility of trade receivables are recorded in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts.

Inventories

The Company values inventories, which consist of finished goods, work in process and raw materials, at the lower of cost, using specific identification for ballistic raw materials and using the first-in, first-out (FIFO) method, or market. A provision for potential non-saleable inventory due to excess stock or obsolescence is based upon a detailed review of inventory components, past history and expected future usage.

Property and equipment

Property and equipment are recorded at cost less accumulated depreciation. Major additions, improvements and renewals, which substantially increase the useful lives of assets, are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. Depreciation is calculated primarily on the straight-line method over the estimated life of the asset. Leasehold improvements are amortized over the shorter of the estimated life or the term of the related lease.

Fair values of financial instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying values of cash, accounts receivable, accounts payable and long-term debt approximate their fair values. The fair value of the Company’s long-term debt was estimated based on the current rates offered to the Company for debt with the same remaining terms and maturities. The fair value of the Company’s debt approximates its book value. The Company’s contingently redeemable common stock was estimated based upon (1) the number of shares contingently redeemable (see Note 11) multiplied by the price per share as of December 31, 2006, and (2) the potentially refundable share price (see Note 11). The fair value of the Company’s contingently redeemable common stock at December 31, 2006, was approximately $13,371.

DHB INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Contingencies

Amounts are accrued for the financial resolution of certain claims which are either asserted or probable of being asserted, if management believes that it is both probable that a liability has been incurred and that the amount can be reasonably estimated.

Income taxes

DHB Industries, Inc. and subsidiaries file a consolidated federal income tax return and separate state income tax returns.

The Company uses the asset and liability approach to account for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Research and development expenses

Research and development expenses are included in selling, general and administrative expenses as incurred and for the years ended December 31, 2006, 2005, 2004 and 2003 were $1,687, $1,707, $1,293 and $372, respectively.

Advertising expenses

The cost of advertising is expensed as incurred. The Company’s advertising expense was $567, $3, $493 and $317 for the four years ended December 31, 2006, 2005, 2004, and 2003 respectively.

Loss per share

For all periods presented, basic earnings per share is computed by dividing net loss, as adjusted for preferred dividends, by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding compounding the effects of all potentially dilutive common stock equivalents, principally warrants, using the treasury stock method except in cases where the effect would be anti-dilutive.

During 2006, the Company has presented earnings per share using the two-class method. This is because the Company has outstanding contingently redeemable common shares that would participate in any dividend distributions, to the extent that the Company declared any dividends.

Stock-based compensation

The Company has adopted Statement of Accounting Standard 123R (“SFAS 123R”) using the modified retrospective method. SFAS 123R requires that new, modified and unvested share-based payment transactions with employees, such as stock options and restricted stock, be recognized in the financial statements based on their fair value and recognized as compensation expense over the period earned, usually the vesting period. The modified retrospective method requires the restatement of financial statements in the year of adoption based on the amounts previously calculated and reported in the pro forma footnote disclosures.

DHB INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The per share weighted average fair value of stock warrants granted during the years ended December 31, 2006, 2005, 2004 and 2003 was $1.40, $6.72, $4.17 and $1.58, respectively. The fair value of these warrants was determined as of the date of grant using the Black-Scholes warrant pricing model with the following assumptions:

	Grants Issued During
	2006	2005	2004	2003
Risk free interest rate	5.1%	3.7%	2.8%	2.9%
Expected volatility of common stock	90.5%	80.1%	100.0%	98.4%
Dividend yield	0%	0%	0%	0%
Expected term (in years)	0.7 years	5.0 years	4.4 years	5.0 years

The risk free rate for the periods within the contractual life of the warrant is based on the U.S. Treasury security yield curve in effect at the time of the grant. Expected volatilities are based on the Company’s common stock historical volatility. The Company uses historical data to estimate forfeiture rates within the valuation model.

Impairment of long-lived assets

The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset or asset group from the expected pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets. No impairment losses for long-lived assets have been recognized during each of the four years in the period ended December 31, 2006.

New Accounting Standards Implemented

In December 2004, the FASB issued SFAS No.123R, “Share-Based Payment” (SFAS 123R). This statement replaces SFAS 123 and supersedes APB 25. SFAS 123R requires all stock-based compensation to be recognized as an expense in the financial statements and that such cost be measured according to the fair value of stock options. SFAS 123R is effective for the first reporting period of a company’s first fiscal year beginning after June 15, 2005. The Company has implemented SFAS123R using the modified retrospective method. See notes 2 and 9.

New Accounting Standards Not Yet Adopted

In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. A tax position that meets the “more-likely-than-not” criterion shall be measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. Interpretation No. 48 applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes.” Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006. Upon adoption, the Company will adjust its financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any adjustment will be recorded directly to the

DHB INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

beginning retained earnings balance in the period of adoption and reported as a change in accounting principle. The Company has determined that Interpretation No. 48 will not have material effect on the Company’s financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a definition of fair value, establishes acceptable methods of measuring fair value and expands disclosures for fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007, the year beginning January 1, 2008 for the Company. The Company does not expect the adoption of SFAS 157 to have a material impact on its financial statements.

Note 2	RESTATEMENTS

In March 2006, the Company determined that there may have been errors in certain journal entries in the 2005 books and records relating to inventory and the vest exchange program accrual. Errors as defined by GAAP include mathematical mistakes, mistakes in the application of accounting principles or oversight or misuse of facts that existed at the time the financial statements are prepared, both intentional and unintentional, including fraud.

As a result, the Company, primarily at the direction of the Audit Committee, began a comprehensive analysis of historical information and accounting books and records. The Company identified discrepancies relating to the reasonableness of estimates and the accuracy of reported financial results. These discrepancies were primarily related to reported amounts of sales, cost of sales, inventory values, compensation amounts, both cash and stock based, expected vest replacement accruals and certain related party transactions reported in 2004 and 2003. In addition, certain withholding, remitting and reporting obligations under the employment tax laws had not been complied with. The financial reporting discrepancies and disclosures were significant enough to require restatement of the Company’s consolidated financial statements as of and for the years ended December 31, 2004 and 2003.

On March 31, 2006, the Company concluded that the Company’s previously issued consolidated financial statements as of and for the interim periods during 2005 and the related financial information for those interim periods should not be relied on. On August 17, 2006, the Executive Committee of the Board of Directors of DHB Industries, Inc. concluded that the Company’s previously issued consolidated financial statements as of and for the years ended December 31, 2004 and 2003 and the related financial information for those years should not be relied on.

The Company has corrected its accounting for recording certain sales, costing of certain inventory items, including reserves for excess and obsolete items, recording of grants of share based payments, estimating the obligation under the vest replacement program, recording obligations pursuant to employment tax laws and accounting for income taxes and reporting certain related party transactions. Pursuant to these corrections, the Company has restated its previously reported consolidated financial statements as of and for the years ended December 31, 2004 and 2003.

The effects of these corrections on the accompanying consolidated balance sheets, consolidated statements of operations, consolidated statements of cash flows and consolidated statements of stockholders’ equity for the years ended December 31, 2004 and 2003 and a discussion of the nature of the adjustments made to the balances are as follows.

DHB INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Inventory valuation

During the years ended December 31, 2004 and 2003, certain inventory items were valued at amounts that exceeded their manufactured costs.

Following is an overview of the components of the adjustments shown in the schedules below:

1.	Work in process for commercial products was inappropriately valued using a percentage of ending sales prices, which overstated the related inventory.

2.	Rebates were credited to revenues and not captured as a reduction of inventory costs

3.	Work in process for military products was significantly overvalued in both 2003 and 2004, resulting in adjustments of approximately $8,000 at both December 31, 2004 and 2003.

4.	Finished goods for all periods included inconsistent costing, primarily in connection with military products

5.	The inventory records consisted of Excel worksheets and other documents that were not centrally controlled. This led to a lack of consistency and accountability and increased the level of confusion and inaccuracy. We were not able to locate any historical bills of materials for inventory valuation purposes.

Reserves for inventories

Under GAAP, inventories should be valued at the lower of cost or market. During the years ended December 31, 2004 and 2003, the Company did not value its inventories at the lower of cost or market. There were certain levels of excess and obsolete inventories for which provisions should have been recorded, but were not.

Following is an overview of the larger components of the adjustments shown in the schedules below:

1.	Certain operating subsidiaries did not have any stated policy regarding evaluation of excess and obsolete inventories. Moreover, the Company did not find any evidence of such an evaluation being performed.

2.	Over time, design and certification specifications changed, but consideration of those changes and their impact on inventories were not documented and, in fact, diminished the value of certain inventories.

Rebates

The Company received rebates from certain vendors that were recorded as revenue during the years ended December 31, 2003 through 2004. GAAP requires that such rebates be recorded as reductions of inventory cost and recognized as a component of cost of sales when the related inventory is sold.

Sales to TAP

The Company used Tactical Armor Products, Inc. (TAP) to serve as a subcontractor to assemble hard armor plates. While some of the transfers of raw materials to TAP were correctly accounted for, other transfers of raw materials during the years ended December 31, 2003 and 2004 were recorded as sales; this caused both sales and cost of sales to be incorrectly “grossed-up” by the amount of those transfers that were recorded as sales.

In addition to the above, the Company included in accounts receivable at December 31, 2004, amounts that represented inventory held by TAP that should have been included as inventory.

DHB INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Cost of Sales

During the years ended December 31, 2004 and 2003, the Company inappropriately reclassified certain cost of sales as either research and development expense or marketing expense.

Fixed Assets

Certain assets were paid for by the Company and were recorded in the Company’s fixed asset register and depreciated over time. However, title documents for those assets may be in the name of persons or entities other than the Company (e.g., certain vehicles, etc).

Deferred Rent

GAAP requires that rent expense for operating leases be recognized on a straight-line basis. The Company erred in computing the deferred rent and related rent expense for the years ended December 31, 2004 and 2003.

Payroll Taxes

During the years ended December 31, 2004 and 2003, withholding taxes for bonuses paid and the exercise of stock options and warrants were not withheld and paid to the taxing authorities as required. The Company has now recorded liabilities for its potential obligations for federal and state payroll withholding taxes, plus penalties.

Revenue Cut-off

The Company did not consider certain product shipments made at the end of each accounting period with terms of FOB destination. To conform to GAAP, such shipments should not be recognized as revenue until received by customers.

Minority Interest

There were errors in computing the amount of minority interest recorded. The errors resulted from incorrect valuation of the initial minority interest, as well as the impact of the other errors discussed in this note.

True-up of Miscellaneous Accounts

The Company identified numerous miscellaneous errors in the recording of operating expenses.

Income taxes

The previously reported provisions for income taxes for 2004 and 2003 were adjusted based on the corrected amounts, when appropriate, of previously reported earnings before income taxes as well as to take into consideration nondeductible stock based compensation, penalties, meals and entertainment expenses and officers compensation in excess of the annual Internal Revenue Code Section 162(m) limitation for performance based plans.

Stock Based Compensation

The Company did not use third party intermediary brokers to assist with “cashless exercises” for exercise of warrants by certain employees, meaning that variable accounting should have been employed under APB Opinion No. 25 and related standards. However, the Company did not consider the impact of variable accounting for those awards, which should have resulted in revaluing the warrants and recording stock compensation charges (or credits) based on changes in the intrinsic value of the awards. Also, certain individuals and professional firms received warrants for services rendered. The Company incorrectly accounted for issuance of those warrants using the intrinsic value method, not the fair value method required by Statement of Financial Accounting Standards No. 123.

DHB INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Financial Statement Reconciliations

A reconciliation of the 2003 and 2004 consolidated financial statements to the previously filed statements along with supporting schedules is as follows:

DHB INDUSTRIES, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2004

(In thousands, except share and per share data)

	As Reported	Restatement Adjustments	Subtotal	Effects of Adoption of SFAS 123R	Restated
Net sales	$340,075	$(17,799)	$322,276	$—	$322,276
Cost of goods sold	245,940	19,667	265,607	—	265,607

Gross profit	94,135	(37,466)	56,669	—	56,669

Selling, general and administrative expenses	44,564	57,811	102,375	(63,971)	38,404
Employment tax withholding charge	—	28,981	28,981	—	28,981

Total operating cost	44,564	86,792	131,356	(63,971)	67,385

Operating income	49,571	(124,258)	(74,687)	63,971	(10,716)
Interest expense	1,374	(3)	1,371	—	1,371
Other (income) expense	(35)	(155)	(190)	—	(190)

Total other (income) expense	1,339	(158)	1,181	—	1,181

Income (loss) before income tax (benefit) expense	48,232	(124,100)	(75,868)	63,971	(11,897)
Income taxes (benefit) expense
Current taxes	17,840	(3,114)	14,726	—	14,726
Deferred tax expense (benefit)	(267)	(17,259)	(17,526)	—	(17,526)

Total income tax (benefit) expense	17,573	(20,373)	(2,800)	—	(2,800)
Income (loss) before minority interest of subsidiary	30,659	(103,727)	(73,068)	63,971	(9,097)
Less minority interest of subsidiary	224	(176)	48	—	48

Net income (loss)	30,435	(103,551)	(73,116)	63,971	(9,145)
Dividend—preferred stock (related party)	360	—	360	—	360

Income (loss) available to common stockholders	$30,075	$(103,551)	$(73,476)	$63,971	$(9,505)

Basic earnings (loss) per common share	$0.73				$(0.23)

Diluted earnings (loss) per common share	$0.67				$(0.23)

DHB INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

DHB INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEET

December 31, 2004

(In thousands, except share and per share data)

	As Reported	Restatement Adjustments	Subtotal	Effects of Adoption of SFAS 123R	Restated
ASSETS
Current assets:
Cash	$447	$51	$498	$—	$498
Accounts receivable, less allowance for doubtful accounts of $1,157	47,560	(135)	47,425	—	47,425
Accounts receivable – related party	6,583	(6,583)		—
Inventories	85,973	(47,742)	38,231		38,231
Deferred income tax assets	483	18,611	19,094	—	19,094
Prepaid expenses and other current assets	1,220	(1)	1,219	—	1,219

Total current assets	142,266	(35,799)	106,467	—	106,467

Property and equipment, net	2,632	(261)	2,371	—	2,371

Other assets
Deferred income tax assets	593	(593)	—	—	—
Deposits and other assets	366	—	366	—	366

	959	(593)	366		366

Total assets	$145,857	$(36,653)	$109,204	$—	$109,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable – bank	$6,000	$4,500	$10,500	$—	$10,500
Accounts payable	8,014	(10)	8,004	—	8,004
Accrued expenses and other current liabilities	8,350	665	9,015	—	9,015
Employment tax withholding obligation	—	29,718	29,718	—	29,718
Income taxes payable	14,816	(9,885)	4,931	—	4,931

Total current liabilities	37,180	24,988	62,168	—	62,168

LONG TERM LIABILITIES
Notes payable—bank	30,134	(4,490)	25,644	—	25,644
Other liabilities	1,086	(412)	674	—	674

Total liabilities	68,400	20,086	88,486	—	88,486

Minority interest in consolidated subsidiary	431	(382)	49	—	49

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity
Convertible preferred stock $0.001 par value, 5,000,000 shares authorized, 500,000 shares of Series A, 12% convertible preferred stock issued and outstanding; at liquidation preference	1	2,999	3,000	—	3,000
Common stock, $ 0.001 par value, 100,000,000 shares authorized, 45.283 million shares issued and outstanding	45	—	45	—	45
Additional paid in capital	35,540	92,840	128,380	(64,604)	63,776
Retained earnings (accumulated deficit)	41,440	(152,196)	(110,756)	64,604	(46,152)

Total stockholders’ equity	77,026	(56,357)	20,669	—	20,669

Total liabilities and stockholders’ equity	$145,857	$(36,653)	$109,204	$—	$109,204

DHB INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

DHB INDUSTRIES, INC AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Year Ended December 31, 2004

(In thousands, except share and per share data)

	Series A Preferred Shares	Par Value	Common	Par Value	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total

Balance December 31, 2003, as reported	500,000	$1	40,742,136	$41	$35,384	$11,312	$46,738
Restatement adjustments	—	2,999	—	—	26,705	(47,959)	$(18,255)

Balance December 31, 2003, as restated	500,000	3,000	40,742,136	$41	62,089	(36,647)	28,483
Restatement adjustments in connection with stock based compensation	—	—	—	—	65,502	—	65,502
Adoption of SFAS 123R	—	—	—	—	(63,971)	—	(63,971)
Net loss	—	—	—	—	—	(9,145)	(9,145)
Preferred stock dividends paid	—	—	—	—	—	(360)	(360)
Exercise of stock warrants	—	—	4,540,400	4	156	—	160

Balance December 31, 2004, as restated	500,000	$3,000	45,282,536	$45	$63,776	$(46,152)	$20,669

DHB INDUSTRIES, INC AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2004

(In thousands, except share and per share data)

	As Reported	Restatement Adjustments	Subtotal	Effects of Adoption of SFAS 123R	Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash used in operating activities	$(10,095)	$1,421	$(8,674)	$—	$(8,764)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,791)	404	(1,387)	—	(1,387)

Net cash provided by (used in) investing activities	(1,791)	404	(1,387)	—	(1,387)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	—	(1,804)	(1,804)	—	(1,804)
Dividends paid on preferred stock (related party)	(360)	—	(360)	—	(360)
Net proceeds of notes payable – bank	1,539	6,961	8,500	—	8,500
Proceeds from the issuance of long term debt	12,500	(8,878)	3,622	—	3,622
Principal payments on term loan payable	(2,000)	2,000
Net proceeds from exercise of stock warrants	160	—	160	—	160

Net cash provided by (used in) financing activities	11,839	(1,721)	10,118		10,118

Effect of foreign currency translation	53	(53)	—	—

Net increase in cash	6	51	57	—	57
Cash at beginning of year	441	—	441	—	441

Cash at end of year	$447	$51	$498	$—	$498

DHB INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

	Restatement Adjustment	Amount
	2004
	Net sales
1	Rebates — Reclassification of rebates from vendors were recorded in sales instead of a reduction in cost of inventory	$(11,130)
2	Sales to TAP — Transfers of product to TAP, a subcontractor, were recorded as sales in error	(6,632)
3	Sales cut-off — Correct errors recording FOB sales. GAAP requires FOB shipments to be recognized when received by the customer	(37)

	Total	(17,799)

	Cost of goods sold
1	Inventory Valuation — Certain inventory items were valued at costs that exceeded their actual manufactured cost in error.	6,203
2	Inventory Reserve — Adjustment to inventory to lower of cost or market and establish reserves for obsolete inventory as required by GAAP	17,034
3	Rebates — Reclassification of rebates from vendors were recorded in sales instead of a reduction in cost of inventory in error.	(11,130)
4	Sales to TAP — Transfers of product to TAP, a subcontractor, were recorded as sales in error	(6,632)
5	Receivable from TAP — Correct errors in recording amounts due from TAP	6,509
6	Research & Development — Reclassification of costs charged to R & D expense in error	7,100
7	Rent — Adjustment to deferred rent expense to properly allocate rent payments.	(443)
8	Sales cut-off — Correct errors recording FOB sales. GAAP requires FOB shipments to be recognized when received by the customer	8
9	Plate Purchases — Correct error in purchases of plates	1,018

	Total	19,667

	Operating Cost
1	Stock Based Compensation — Correct errors in connection of recording grants of stock warrants as required by GAAP.	65,502
2	Research & Development — Reclassification of costs charged to R & D expense in error	(7,100)
3	Commissions — Correct recording of accrual	(84)
4	Advertising — Correct errors in recording accrual	(60)
5	Labor Fringe Benefit Cost — Reclassification to cost of goods sold	(149)
6	Bank and Credit Card Fees — Correct errors in recording bank and credit card fees	106
7	Professional Fees — Correct errors in recording accrual	(313)
8	Miscellaneous — Correct miscellaneous errors and record reclassifications	(91)
9	Employment tax withholding charge — Record expense for taxes in connection with paid bonuses and exercise of warrants.	28,981

	Total	86,792

	Interest and other expense (income)
1	Interest Expense — Record corrections and reclassifications	(3)
2	Other Expense (Income) — Record correction of miscellaneous errors	(155)

	Total	(158)

	Income tax (benefit) expense
1	Current Taxes — Record current income tax benefit	(3,114)
2	Deferred tax (Benefit) Expense — Record deferred tax benefit	(17,259)

	Total	(20,373)

	Minority interest in subsidiary
1	Minority interest in subsidiary — Correct recording of minority interest	$(176)

DHB INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

DHB INDUSTRIES, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

For the Year Ended December 31, 2003

(In thousands, except share and per share data)

	As Reported	Restatement Adjustments	Subtotal	Effects of Adoption of FAS 123R	Restated

Net sales	$230,011	$(23,636)	$206,375	$—	$206,375
Cost of goods sold	166,670	10,396	177,066	—	177,066

Gross profit	63,341	(34,032)	29,309	—	29,309

Selling, general and administrative expenses	37,325	16,501	53,826	(24,348)	29,478
Employment tax withholding charge		737	737	—	737

Total operating cost	37,325	17,238	54,563	(24,348)	30,215

Operating income	26,016	(51,270)	(25,254)	24,348	(906)
Interest expense	1,344	66	1,410	—	1,410
Other (income) expense	(1,605)	(320)	(1,925)	—	(1,925)

Total other (income) expense	(261)	(254)	(515)	—	(515)

Income before income tax (benefit) expense	26,277	(51,016)	(24,739)	24,348	(391)
Income taxes (benefit) expense
Current taxes	7,186	(6,773)	413	—	413
Deferred tax expense (benefit)	3,912	(740)	3,172	—	3,172

Total income tax (benefit) expense	11,098	(7,513)	3,585	—	3,585
Income (loss) before minority interest of subsidiary	15,179	(43,503)	(28,324)	24,348	(3,976)
Less minority interest of subsidiary	7	(8)	(1)	—	(1)

Net income (loss)	15,172	(43,495)	(28,323)	24,348	(3,975)
Dividend—preferred stock (related party)	360	—	360	—	360

Income (loss) available to common stockholders	$14,812	$(43,495)	$(28,683)	$24,348	$(4,335)

Basic earnings per common share	$0.36				$(0.11)

Diluted earnings per common share	$0.34				$(0.11)

DHB INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

DHB INDUSTRIES, INC AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEET

DECEMBER 31, 2003

(In thousands, except share and per share data)

	As Reported	Restatement Adjustments	Subtotal	Effects of Adoption of SFAS 123R	Restated
ASSETS
Current assets:
Cash	$441	$—	$441	$—	$441
Accounts receivable, less allowance for doubtful accounts of $1,107	33,707	(142)	33,565	—	33,565
Inventories	54,753	(24,752)	30,001	—	30,001
Deferred income tax assets	372	1,052	1,424	—	1,424
Prepaid expenses and other current assets	1,518	79	1,597	—	1,597

Total current assets	90,791	(23,763)	67,028	—	67,028

Property and equipment, net	1,819	(48)	1,771	—	1,771

Other assets
Deferred income tax assets	437	(313)	124	—	124
Deposits and other assets	381		381	—	381

	818	(313)	505	—	505

Total assets	$93,428	$(24,124)	$69,304	—	$69,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable—bank	$2,000	$—	$2,000	$—	$2,000
Accounts payable	9,465	177	9,642	—	9,642
Employment tax withholding charge	—	737	737	—	737
Accrued expenses and other current liabilities	5,635	141	5,776	—	5,776
Income taxes payable	6,868	(6,750)	118	—	118

Total current liabilities	23,968	(5,695)	18,273	—	18,273
LONG TERM LIABILITIES
Notes payable—bank	22,012	10	22,022	—	22,022
Other liabilities	502	25	527	—	527

Total liabilities	46,482	(5,660)	40,822	—	40,822

Minority interest in consolidated subsidiary	207	(208)	(1)	—	(1)

COMMITMENTS AND CONTINGENCIES
Stockholders’ equity
Convertible preferred stock $0.001 par value, 5,000,000 shares authorized, 500,000 shares of Series A, 12% convertible preferred stock issued and outstanding; at liquidation preference	1	2,999	3,000	—	3,000
Common stock, 0.001 par value, 100,000,000 shares authorized, 40.742 million shares issued and outstanding	41	—	41	—	41
Additional paid in capital	35,384	58,216	93,600	(31,511)	62,089
Retained earnings (accumulated deficit)	11,313	(79,471)	(68,158)	31,511	(36,647)

Total stockholders’ equity	46,739	(18,256)	28,483	—	28,483

Total liabilities and stockholders’ equity	$93,428	$(24,124)	$69,304	$—	$69,304

DHB INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

DHB INDUSTRIES, INC AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2003

(In thousands, except share and per share data)

	Series A Preferred Shares	Par Value	Common	Par Value	Additional Paid-in Capital	Earnings (Accumulated Deficit)	Total
Balance December 31, 2002, as reported	500,000	$1	40,413,746	$40	$34,792	$(3,506)	$31,327
Restatement adjustments in connection with stock based compensation	—	—	—	—	35,969	(35,969)	—
Reflect preferred stock at liquidation value	—	2,999	—	—	(2,999)	—	—
Adoption of FAS 123R	—	—	—	—	(7,163)	7,163	—

Balance December 31, 2002, as restated	500,000	3,000	40,413,746	40	60,599	(32,312)	31,327
Net loss	—	—	—	—	—	(3,975)	(3,975)
Correction of errors in connection with grants of stock warrants	—	—	—	—	25,246	—	25,246
Adoption effect of SFAS 123R	—	—	—	—	(24,348)	—	(24,348)
Preferred stock dividends paid						(360)	(360)
Stock issued for services	—	—	80,000	—	165	—	165
Exercise of stock warrants	—	—	248,390	1	427	—	428

Balance December 31, 2003, as restated	500,000	$3,000	40,742,136	$41	$62,089	$(36,647)	$28,483

DHB INDUSTRIES, INC AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2003

(In thousands, except share and per share data)

	As Reported	Restatement Adjustments	Subtotal	Effects of Adoption of SFAS 123R	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$2,595	$(1,872)	$723		$723

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(741)	26	(715)	—	(715)

Net cash provided by (used in) investing activities	(741)	26	(715)	—	(715)
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	—	1,804	1,804	—	1,804
Dividends paid on preferred stock (related party)	(360)	—	(360)	—	(360)
Proceeds of notes payable bank—short term		2,000	2,000	—	2,000
Repayment of notes payable bank—long term	(362)	(1,970)	(2,332)	—	(2,332)
Payments of note payable—stockholder	(1,500)	—	(1,500)	—	(1,500)
Net proceeds from exercise of stock warrants	428	—	428	—	428

Net cash provided by (used in) financing activities	(1,794)	1,834	40	—	40

Effect of foreign currency translation	(12)	12	—	—

Net increase in cash and cash equivalents	48	—	48		48
Cash at beginning of year	393	—	393	—	393

Cash at end of year	$441	$—	$441	$—	$441

DHB INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

	Restatement Adjustment	Amount
	2003
	Net sales
1	Rebates — Reclassification of rebates from vendors were recorded in sales instead of a reduction in cost of inventory	$(8,324)
2	Sales to TAP — Transfers of product to TAP, a subcontractor, were recorded as sales in error	(15,136)
3	Sales cut-off — Correct errors recording FOB sales. GAAP requires FOB shipments to be recognized when received by the customer	(176)

	Total	(23,636)

	Cost of goods sold
1	Inventory Valuation — Certain inventory items were valued at costs that exceeded their actual manufactured cost in error.	23,895
2	Inventory Reserve — Adjustment to inventory to lower of cost or market and establish reserves for obsolete inventory as required by GAAP	1,028
3	Rebates — Reclassification of rebates from vendors were recorded in sales instead of a reduction in cost of inventory in error.	(8,324)
4	Sales to TAP — Transfers of product to TAP, a subcontractor, were recorded as sales in error	(15,136)
5	Research & Development - Reclassification of costs charged to R & D expense in error	8,830
6	Rent - Adjustment to deferred rent expense to properly allocate rent payments.	31
7	Sales cut-off — Correct errors recording FOB sales. GAAP requires FOB shipments to be recognized when received by the customer	(77)
8	Direct Labor Fringe Benefit Cost — Reclassification of certain fringe benefit costs charged to expense	149

	Total	10,396

	Operating Cost
1	Stock Based Compensation — Correct errors in connection of recording grants of stock warrants as required by GAAP.	25,246
2	Research & Development —Reclassification of costs charged to R & D expense in error	(8,830)
3	Labor Fringe Benefit Cost — Reclassification to cost of goods sold	(149)
4	Bank and Credit Card Fees — Correct errors in recording bank and credit card fees	65
5	Miscellaneous — Correct miscellaneous errors and record reclassifications	169
6	Employment tax withholding charge — Record expense for taxes in connection with paid bonuses and exercise of warrants.	737

	Total	17,238

	Interest and other expense (income)
1	Interest Expense — Record corrections and reclassifications	66
2	Other Expense (Income) — Record correction in investment in subsidiary and miscellaneous error corrections	(320)

	Total	(254)

	Income tax (benefit) expense
1	Current Taxes — Record current income tax benefit	(6,773)
2	Deferred tax (Benefit) Expense - Record deferred tax benefit	(740)

	Total	(7,513)

	Minority interest in subsidiary
1	Minority interest in subsidiary — Correct recording of minority interest	$(8)

DHB INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Note 3	RESTRICTED CASH

Restricted cash at December 31, 2006, is comprised of amounts in escrow of $35,200. These escrowed funds are restricted as to use and may only be used for the settlement of the Company’s securities class action and related derivative action as described in Note 11. This escrow balance and the related reserve for liability associated with this litigation are both included as components of working capital.

Note 4	INVENTORIES AND COST OF SALES

The components of inventories as of December 31, 2006, 2005, 2004 and 2003 are as follows:

	December 31,
	2006	2005	Restated 2004	Restated 2003
Raw materials	$18,963	$16,735	$23,015	18,539
Work in process	5,733	2,799	2,629	4,058
Finished goods	7,514	7,291	12,587	7,404

	$32,210	$26,825	$38,231	$30,001

The components of cost of sales for each of the four years in the period ended December 31, 2006, are as follows:

	For the years ended December 31,
	2006	2005	Restated 2004	Restated 2003
Manufactured cost of goods sold	$192,720	$255,918	$248,333	$175,811
Impairment of inventory	3,434	7,558	17,274	1,255
Provision for vest replacement program		19,177

Cost of goods sold	$196,154	$282,653	$265,607	$177,066

The impairment of inventory represents the charge to cost of goods sold for each of the periods presented for valuing obsolete or excess inventory at its market value. See Note 2 – RESTATEMENTS for a discussion of charges for impairment of inventory in 2004. Charges for impairment of inventory in 2005 in part reflect the charge relating to the cost of Zylon raw material on hand at the time the material Zylon became non-saleable.

The provision for vest replacement program charged to cost of goods sold in 2005 represents the estimated cost of replacing certain vests, containing the material Zylon pursuant to a non-cash settlement of a class action lawsuit against the Company and other companies in the industry. The Company agreed to participate in a voluntary vest replacement program with the cost of that program charged to cost of goods sold in 2005.

DHB INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Note 5	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2006	2005	2004 Restated	2003 Restated	Estimated useful life
Machinery and equipment	$2,147	$2,810	$2,956	$2,076	5-10 years
Furniture, fixtures and computer equipment	1,236	1,256	1,611	1,226	3-7 years
Transportation equipment	50	242	242	242	3-5 years
					3-10 years or term
Leasehold improvements	983	1,613	1,263	1,149	of lease

	4,416	5,921	6,072	4,693
Less accumulated depreciation and amortization	(2,591)	(3,433)	(3,701)	(2,922)

	$1,825	$2,488	$2,371	$1,771

Depreciation and amortization expense for the years ended December 31, 2006, 2005, 2004 and 2003 were approximately $643, $616, $787 and $564 respectively.

Note 6	DEBT

Effective March 15, 2004, and prior to April 12, 2006, the Company’s credit agreement, as amended, consisted of both a revolving credit facility and a term loan. Borrowings under the credit agreement bore interest, at the Company’s option, at the bank’s prime rate or LIBOR plus 1.75% per annum on the revolving credit facility and at the bank’s prime rate or LIBOR plus 2.25% on the term loan portion, as LIBOR is set from time to time. The borrowings under the credit agreement are collateralized by a first security interest in substantially all of the assets of the Company. In addition, the credit agreement includes both affirmative and negative covenants customary for a financing of this nature. The credit agreement, among other things, requires the Company to maintain a minimum (i) tangible net worth, as defined, (ii) fixed charge coverage ratio, and (iii) earnings before interest, taxes, depreciation and amortization. The credit agreement further limits the amount of capital expenditures that the Company may incur in any fiscal year and the payment of dividends.

On April 12, 2006, the Company received a Notice of Events of Default and Reservation of Rights from the lender under the credit agreement, as amended. The events of default related to non-reliance on 2005 interim financial statements, a delay in filing the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and the receipt by the Company of a notice from the American Stock Exchange of failure to satisfy certain continued listing standards.

During the period from April 12, 2006, to April 3, 2007, the Company remained in default on its credit agreement and operated under various forbearance agreements, and at certain times had no forbearance from the lender.

On April 3, 2007, the Company entered into an Amended and Restated Loan and Security Agreement with the lender. This credit agreement provides for a three-year, $35,000 revolving credit facility available to the Subsidiaries, jointly and severally, bearing interest at the Prime Rate plus 0.25% or, at the Company’s option, LIBOR plus 2.25%. Borrowings are available in the form of advances, or letters of credit granted or issued against a percentage of the Subsidiaries eligible accounts receivable and eligible inventory as defined. The credit

DHB INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

agreement includes financial covenants related to minimum sales and maximum capital expenditures. The credit agreement further provides that, at a future date, the Company will agree to additional financial covenants including a senior leverage ratio; total leverage ratio; minimum tangible net worth; fixed charge coverage ratio and minimum consolidated earnings before interest, taxes, depreciation and amortization. The credit facility is secured by substantially all the assets of the Company.

The fair value of balances outstanding under the Company’s credit agreement approximated book value at December 31, 2006, 2005, 2004 and 2003, respectively.

Financing costs associated with the credit agreement are capitalized and amortized over the term of the financing as extended by subsequent amendments using a method that approximates the effective interest method. Amortization expense was $41, $23, $117 and $132 during the years ended December 31, 2006, 2005, 2004 and 2003, respectively.

Note 7	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following as of December 31,

	2006	2005	Restated 2004	Restated 2003
Commissions	$322	$2,369	$894	$815
Customer deposits	68	168	200	367
Accrued payroll	3,649	3,046	398	141
Payroll taxes and other withholdings	64	34	28	16
Vendor invoices not yet received	4,726	1,432	2,526	4,215
Other	4,083	1,685	4,969	222

	$12,912	$8,734	$9,015	$5,776

Note 8	MINORITY INTEREST

The Company’s minority interest on the consolidated balance sheet reflects the 0.65% minority interest in Point Blank at December 31, 2006, 2005, 2004 and 2003. The Company sold stock in its Point Blank subsidiary, representing a 0.65% minority interest, in exchange for $1,650 of inventory. This interest had no book value, which resulted in a gain on the sale of the stock of the subsidiary of $1,650 included in other income in the accompanying consolidated statement of operations for the year ended December 31, 2003.

Note 9	STOCKHOLDERS’ EQUITY

Convertible Preferred Stock

The Company is authorized to issue 5,000,000 shares of Series A 12% Convertible Preferred Stock (“Preferred Stock”). The Series A, 12% Convertible Preferred Stock has a dividend rate of $0.72 per share per annum and may be converted, on a one to one basis, at the option of the holder, into shares of common stock. The shares of Series A, 12% Convertible Preferred Stock are redeemable at the option of the Company on December 15th of each year at $6.00 per share. On January 14, 2002, the principal stockholder (the Company’s former Chairman and CEO) exchanged $3,000 of the indebtedness due him for 500,000 shares of Preferred Stock. Until its redemption on December 15, 2005, the Company paid cash dividends on the Preferred Stock each quarter at a rate of $0.18 per share ($0.72 per share per annum).

DHB INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Common Stock

The Company has 100,000,000 shares authorized of its $0.001 par value common stock. No dividends have been paid on common stock during the last four fiscal years. During 2006 and 2005, respectively, 655,000 and 1,930,700 shares of its common stock were bought back by the Company in the open market.

On July 31, 2006 the Company issued 3,007,099 shares of its common stock in a private placement transaction where the former Chairman and CEO purchased the shares for $4.93 per share under the terms of the Memorandum of Understanding. Due to the fact that the shares are subject to a put if the proposed settlement is not approved by the court, the proceeds of this issuance are classified outside of permanent equity until the contingency is resolved (See Note 11). The fair value of these contingently redeemable shares at December 31, 2006, is approximately $13,400. In addition, during 2006 and 2005, a total of 40,000 shares of common stock were issued in settlement of other obligations, and the value of the shares recorded was determined by the carrying amounts of these other obligations.

In 2003 80,000 shares of common stock were in exchange for services. The fair value of the services performed was most readily determinable and therefore used as the basis for recording the transaction.

Exercise of Stock Warrants and Options

In March and July, 2006 the former chairman and CEO exercised certain stock warrants granted to him in connection with the extension of his employment agreement in July 2005. In March 2006 he exercised 1,500,000 warrants with an exercise price of $1.00 pursuant to a mandatory exercise provision contained in the warrant agreement. On July 1, 2006 he elected to exercise an additional 750,000 warrants with an exercise price of $1.00 per common share. On July 31, 2006 he agreed to exercise 3,000,000 additional warrants at a modified exercise price of $2.50 per common share in connection with a Memorandum of Understanding executed to memorialize the agreement between the Company and the former chairman and CEO regarding the funding of certain obligations under a proposed settlement of a class action lawsuit. (See Note 11). Due to the fact $1.50 per share of the exercise price is potentially refundable if the proposed settlement is not approved by the court, $4,500 of the exercise price has been classified outside permanent equity until such time as the matter is resolved.

During 2005, 30,000 warrants were exercised for a total proceeds of $188 resulting in the issuance of 30,000 common shares.

During 2004, 4,891,000 stock warrants were exercised resulting in the issuance of 4,540,400 common shares in exchange for proceeds of $160. Of these warrants, 4,811,000 were exercised in a cashless exercise.

During 2003, 281,723 warrants and options were exercised for total consideration of $428 in exchange for 248,390 common shares.

Loss per share

Basic and diluted loss per common share calculations are based on the weighted average number of common shares outstanding during each period: 44,884,474, 45,156,950, 41,184,612 and 40,599,018 shares for the years ended December 31, 2006, 2005, 2004 and 2003, respectively.

For the years ended December 31, 2006, 2005, 2004 and 2003, the Company’s stock warrants outstanding are anti-dilutive with respect to the calculation of fully-diluted loss per share. Consequently, the effect of these warrants are not included in the calculation of fully diluted loss per share.

DHB INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Additionally, for the years ended December 31, 2005, 2004 and 2003 the Company’s convertible preferred stock outstanding is anti-dilutive with respect to the calculation of fully-diluted loss per share. Consequently, the effect of the preferred stock is not included in the calculation of fully diluted loss per share.

The computations for basic and diluted loss per share are as follows:

	Year Ended December 31,
	2006	2005	2004	2003
Common Shareholders
Net loss	($5,322)	($28,140)	($9,145)	($3,975)
Less: Dividends on preferred stock		345	360	360

Net loss attributable to common shares	($5,322)	($28,485)	($9,505)	($4,335)

Weighted-average shares	44,884,474	45,156,950	41,184,612	40,599,018

Basic and diluted loss per common share	($.12)	($ .63)	($.23)	($.11)

	2006
Contingently redeemable common shares
Net loss obliged to be funded by contingently redeemable shareholder	—
Plus: Change in redemption value	—

Net loss attributable to contingently redeemable common shareholder	—

Divided by weighted-average shares	1,252,958

Basic and diluted loss per common share	$0.00

Warrants to Purchase Stock

Pursuant to the Company’s 2005 Omnibus Equity Incentive Plan, the Compensation Committee is authorized to award options or warrants to purchase up to a total of 2,500,000 shares of the Company’s common stock to the officers, directors, employees, consultants and other persons who provide services to the Company or any of its affiliates. Pursuant to the Company’s 2007 Omnibus Equity Incentive Plan, the Compensation Committee is authorized to award options or warrants to purchase up to a total of 1,250,000 shares of the Company’s common stock to selected officers, employees, consultants and other persons who render service to the Company. Prior to 2005, awards were made under the Company’s 1995 Stock Option Plan, which plan expired ten years from its inception.

DHB INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

A summary of the status of the Company’s warrants is presented in the table below:

	For the Years Ended December 31,
	2006		2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Warrants outstanding—beginning of the year	7,000,333	1.99	670,333	4.27	5,494,666	1.64	6,257,666	1.96
Granted	1,117,670	2.76	7,510,000	2.78	300,000	5.88	378,000	2.08
Exercised	5,250,000	1.86	30,000	6.26	4,891,000	1.42	281,723	2.67
Cancelled/expired/forfeited	843,333	4.03	1,150,000	7.68	233,333	3.96	859,277	3.84

Warrants outstanding—end of the year	2,024,670	4.51	7,000,333	2.10	670,333	4.27	5,494,666	1.64

Warrants exercisable—end of the year	884,670	4.42	2,574,333	2.42	638,333	4.32	4,581,666	1.71

The intrinsic value of warrants outstanding at December 31, 2006, vested and unvested, was $203 and $93, respectively.

The following table summarizes information regarding warrants outstanding at December 31, 2006.

Exercise Price Range	Number of Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
0 to $1.00
$1.01 - $1.50
$1.51 - $2.00
$2.01 - $2.50	272,670	4.71	$2.24	272,670	$2.24
$2.51 - $3.00	800,000	4.74	2.82	80,000	2.82
$3.01 and above	952,000	5.64	6.59	532,000	5.77

Total	2,024,670	5.16	$4.51	884,670	$4.42

The Company has adopted SFAS 123R which requires the measurement of the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. The Company elected the modified retrospective application method in adopting SFAS 123R, which resulted in the restatement of prior period amounts in order to present comparable compensation data. In accordance with SFAS 123R, the Company calculated the fair value of its stock options and warrants issued using the Black-Scholes model at the time the options and warrants were granted. That amount is then amortized over the vesting period of the option or warrant.

As of December 31, 2006, there was approximately $1,895 of unrecognized compensation cost related to unvested warrants. This cost is expected to be recognized over a weighted average of approximately two years.

The Company recorded stock-based compensation expense related to SFAS 123R of approximately $1,395, $20,558, $1,532 and $898 during fiscal 2006, 2005, 2004 and 2003, respectively. Stock-based compensation expense is included in general and administrative expenses.

DHB INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The intrinsic value of options and warrants exercised during fiscal 2006, 2005, 2004 and 2003 was approximately $7,005, $231, $87,266 and $553, respectively.

The total fair value of shares vested in fiscal 2006, 2005, 2004 and 2003 was approximately $8,825, $13,298, $3,005 and $1,493, respectively.

Stockholder Rights Plan

On October 6, 2006, the Board of Directors of the Company declared a dividend of one preferred share purchase right for each outstanding share of common stock, par value $0.001 per share, of the Company. The dividend distribution was paid on October 10, 2006 to stockholders of record at the close of business on that date. Each right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series B Junior Participating Preferred Stock, par value $0.001 per share (the “preferred stock”) of the Company at a price of $15.00 per one one–thousandth of a share of preferred stock (the “purchase price”), subject to adjustment. The description and terms of the rights are set forth in a Rights Agreement dated October 6, 2006, as the same may be amended from time to time (the “Rights Agreement”) between the Company and its stock transfer agent, as rights agent.

The rights are not exercisable until the distribution date. The rights will expire, if not previously exercised, on October 10, 2016, unless the final expiration date is extended or unless the rights are earlier redeemed or exchanged by the Company.

Shares of preferred stock purchasable upon exercise of the rights will not be redeemable and will be junior to any of other series of preferred stock the Company may issue (unless otherwise provided in the terms of such stock). Each share of preferred stock will have a preferential dividend in an amount equal to 1,000 times any dividend declared on each share of common stock. In the event of liquidation, the holders of the preferred stock will receive a preferred liquidation payment of equal to the greater of $1,000 and 1,000 times the payment made per share of common stock. Each share of preferred stock will have 1,000 votes, voting together with the common stock. In the event of any merger, consolidation or other transaction in which shares of common stock are converted on exchanged, each share of preferred stock will be entitled to receive 1,000 times the amount and type of consideration received per share of common stock. The rights of the preferred stock as to dividends, liquidation and voting, and in the event of mergers and consolidations, are protected by customary antidilution provisions.

If any person or group (other than the Company, any subsidiary of the Company or any employee benefit plan of the Company or certain grandfathered persons) acquires 15% or more of the Company’s outstanding voting stock without the prior written consent of the Board of Directors, each right, except those held by such persons, would entitle each holder of a right to acquire such number of shares of the Company’s common stock as shall equal the result obtained by multiplying the then current purchase price by the number of one one-thousandth of a share of preferred stock for which each right is then exercisable and dividing that product by 50% of the then current per share market price of the Company’s common stock.

Effective October 12, 2006, the Company filed a Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock with the Secretary of the State of Delaware. The Company’s Board of Directors authorized the filing of this certificate at a meeting of the Board of Directors pursuant to the designation and reservation of 70,000 shares of the Company’s preferred stock as Series B Junior Participating Preferred Stock in connection with the Rights Agreement.

DHB INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Note 10	RELATED PARTY TRANSACTIONS

David H. Brooks

During 2006, 2005, 2004 and 2003, the Company entered into various transactions with David H. Brooks and entities affiliated with Mr. Brooks or individuals related to Mr. Brooks. From 1992 until July 7, 2006, Mr. Brooks was the Chairman or Co-Chairman of the Company’s Board of Directors and from 2000 until July 31, 2006, was the Company’s Chief Executive Officer. Based on information filed with the SEC on November 30, 2006, Mr. Brooks, together with Ms. Terry Brooks (his wife), own approximately 29% of the common stock of the Company.

Tactical Armor Products, Inc.

During 2006, 2005, 2004 and 2003, Tactical Armor Products, Inc. (TAP) provided certain manufacturing and assembly services to the Company. In particular, TAP assembled hard armor plates, manufactured yoke and collar assemblies in the Company’s ballistic apparel and sewed other protective components into the apparel. TAP ceased providing these services in July 2006.

The Company believes that it was the primary beneficiary of TAP’s protective apparel operations during the period TAP was providing services to the Company. TAP also owned and raced horses, although the extent of the equestrian operations is unknown. After making numerous unsuccessful efforts, management concluded that the Company was unable to obtain the information necessary to perform the accounting required to consolidate TAP, otherwise required per FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.”

During the relevant periods TAP was owned by Ms. Brooks. Purchases from TAP totaled $2,323, $15,708, $10,746 and $14,379 during the years ending December 31, 2006, 2005, 2004 and 2003, respectively. These amounts include the amounts paid to U.S. Manufacturing Corporation (USM). USM was owned by Ms. Brooks and was acquired by TAP during 2003.

In addition, the Company made bonus payments to certain TAP employees totaling approximately $2, $126 and $100 during the years ended December 31, 2005, 2004 and 2003, respectively. The Company did not make any such bonus payments during 2006.

TAP sub-leased a portion of the Company’s facility in Tennessee from 2001 until July 2006. TAP paid the Company $9, $40, $40 and $40 for rent during the years ended December 31, 2006, 2005, 2004 and 2003, respectively.

The Company owed TAP $71 and $108 at December 31, 2004 and 2003, respectively, for services rendered, which amounts are included in accounts payable in the accompanying consolidated balance sheets for the applicable periods.

V.A.E. Enterprises

The Company entered into a ten year agreement with V.A.E. Enterprises (VAE) to lease a building in Oakland Park, Florida, which is used in certain of the Company’s manufacturing and administrative operations. The term of the lease commenced on January 1, 2001. VAE was indirectly owned by Mr. Brooks. In July 2004, the property was sold to an unrelated third party. The Company paid VAE $419 and $679 for rent during the years ended December 31, 2004 and 2003, respectively. The Company continues to utilize this facility.

DHB INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Vianel Corporation

The Company agreed to reimburse Mr. Brooks for his Florida residence, pursuant to the terms of his employment agreement. During the years ended December 31, 2006 and 2005, the Company paid Vianel Corporation (Vianel) $175 and $132, respectively, for reimbursements of Mr. Brooks’ Florida residence. Vianel was indirectly owned by Mr. Brooks.

RSJ Industries

The Company agreed to reimburse Mr. Brooks for air travel expenses, pursuant to authorization by the Board of Directors. During the year ended December 31, 2005, the Company paid RSJ Industries (RSJ) $227 for certain air travel expenses. RSJ owned the airplane utilized and was indirectly owned by Mr. Brooks.

Debt Transactions

During 2005, Mr. Brooks provided credit availability to the Company in its unsuccessful efforts to acquire an unrelated entity. The Company paid Mr. Brooks interest totaling $117 during the year ended December 31, 2005, for such availability.

The Company paid $7 in interest to Mr. Brooks during the year ended December 31, 2004.

On May 9, 2003, the Company satisfied the outstanding balance of a note due Mr. Brooks in the amount of $1,500. During 2003, the Company paid $95 in accrued interest relating to the note due Mr. Brooks.

Convertible Preferred Stock

On January 14, 2002, the Company issued Mr. Brooks 500,000 shares of Series A, 12% convertible preferred stock in exchange for $3,000 of outstanding indebtedness incurred by the Company in 1996. The convertible preferred stock had a dividend rate of $0.72 per share per annum, an amount equal to the interest that would have been payable on the exchanged indebtedness. The Company paid Brooks dividends totaling $360, $360 and $345 on the convertible preferred stock during the three years ended December 31, 2005, 2004 and 2003, respectively. The convertible preferred stock was redeemed in December 2005 for $3,000.

Warrant Exercise and Securities Purchase Agreements

On July 13, 2006, the Company signed a Memorandum of Understanding to settle a class action securities lawsuit, as well as another shareholder derivative suit brought about by a certain shareholder. As part of this settlement, the Company obtained $7,500 from the proceeds of the exercise of 3,000,000 warrants held by Mr. Brooks at an exercise price of $2.50 per share. The warrant, granted to Mr. Brooks pursuant to a warrant agreement dated July 1, 2005, originally had an exercise price of $1.00 per share and originally vested and became exercisable with respect to 750,000 shares on each of July 1, 2007, 2008, 2009 and 2010. As part of the settlement, and pursuant to a warrant exercise agreement between the Company and Mr. Brooks, the warrants were accelerated and the exercise price was increased to $2.50 per share. Pursuant to the terms of the warrant exercise agreement, in the event the settlement is not approved, the Company is required to cause to be paid to Mr. Brooks $4,500 which is the difference between the warrant exercise price of $1.00 per share set forth in the warrant agreement and the elevated exercise price of $2.50, multiplied by the 3,000,000 shares involved.

DHB INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

In addition, as part of the settlement, Mr. Brooks entered into a securities purchase agreement with the Company. Pursuant to the terms of the securities purchase agreement, the Company sold 3,007,099 shares of the Company’s common stock directly to Mr. Brooks at a price of $4.93 per share. The Company granted Mr. Brooks the right to sell back some or all of such shares in the event the settlement is not approved.

For a more complete discussion of the settlement and the warrant exercise agreement, please refer to Note 11.

Other

The Company made payments to a condominium association in Boca Raton, Florida on behalf of Mr. Jeffrey Brooks, a brother of Mr. Brooks, totaling $22, $21 and $19 during the years ended December 31, 2005, 2004 and 2003, respectively. Those payments are included in selling, general and administrative expenses in the accompanying consolidated financial statements for the appropriate periods.

During 2005, the Company purchased $20 in gift certificates from a restaurant owned by Mr. Jeffrey Brooks, which is included in selling, general and administrative expenses in the accompanying consolidated financial statement for the fiscal year ended December 31, 2005.

The Company employed an uncle of Mr. Brooks during 2003, 2004, 2005 and through July 18, 2006, at which time the employment arrangement between the Company and that individual terminated. Amounts paid to Mr. Brooks’s uncle totaled $11, $19, $20 and $19 during the years ended December 31, 2006, 2005, 2004 and 2003, respectively.

The Company paid bonuses to individuals affiliated with Mr. Brooks totaling $10, $20 and $10 during the years ended December 31, 2005, 2004 and 2003, respectively. Those payments are included in selling, general and administrative expenses in the accompanying consolidated financial statements for the appropriate periods. No such bonus payments were made during 2006.

The Company made automobile lease payments on behalf of Mr. Brooks’s son totaling $3, $7 and $1 during the years ended December 31, 2005, 2004 and 2003, respectively. Those payments are included in selling, general and administrative expenses in the accompanying consolidated financial statements for the appropriate periods. No such lease payments were made during 2006.

Sandra Hatfield

During 2003, the Company paid $95 for legal services to Mr. Keith Hatfield, the son of Ms. Sandra L. Hatfield. Mr. Hatfield was also employed by the Company from August 2005 through September 2006. Mr. Hatfield received payments of $116 and $29, during the years ended December 31, 2006 and 2005. From 2002 through August 11, 2005, Ms. Hatfield was the Company’s Chief Operating Officer.

Dawn M. Schlegel

From 1999 until April 7, 2006, Ms. Dawn M. Schlegel was the Company’s Chief Financial Officer; she also served as a member of the Company’s Board of Directors from 2000 until April 7, 2006. Subsequent to her resignation on April 7, 2006, Ms. Schlegel provided consulting services through mid-May 2006, and was paid $22 during the year ended December 31, 2006, for those services.

DHB INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Indemnifications

Pursuant to Delaware law and certain indemnification agreements entered into with Mr. Brooks, Ms. Dawn Schlegel and Ms. Hatfield, the Company advanced expenses and legal fees to each of Mr. Brooks, Ms. Schlegel and Ms. Hatfield in the amount of $5,894, $562 and $242, respectively during 2006.

Vehicles

During the period 2001 to 2006, the Company purchased four vehicles that were initially included on the Company’s fixed asset register that were operated by Mr. Brooks, Ms. Hatfield and Ms. Schlegel. The Company is not in possession of any of those vehicles. The make, year and cost of the four vehicles are:

Make	Year	Cost
Bentley Flying Spur	2006	$200
Armored Ford Excursion	2002	$192
Mercedes CLK 430	2001	$78
Mercedes CLK 500	2004	$63

Note 11	COMMITMENTS AND CONTINGENCIES

Leases

The Company has non-cancelable operating leases, which expire through 2014. These leases generally require the Company to pay certain costs, such as real estate taxes.

As of December 31, 2006, future minimum lease commitments (excluding renewal options) under non-cancelable leases are approximately:

For the Year Ended December 31,
(in thousands)
2007	$2,179
2008	2,201
2009	2,227
2010	2,270
2011	1,521
Thereafter	2,884

$13,282

Rent expense on operating leases for the years ended December 31, 2006, 2005, 2004 and 2003 aggregated approximately $2,806, $2,591, $2,037 and $1,653, respectively.

Employment agreements

On March 29, 2007, the current Chief Executive Officer and DHB Industries, Inc. entered into a four year employment agreement. Pursuant to the agreement, the Chief Executive Officer will receive an annual salary of $650 per year. The agreement also provides the Chief Executive Officer with a housing allowance of $5 per month and provides for him to be awarded performance based bonus based on criteria established by the Board of Directors.

DHB INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

As of December 31, 2006, the Company also has various employment agreements with other key employees, none for a period of more than three years. All of these contracts have customary terms and conditions and provide for termination of employment with cause.

Legal Proceedings

SEC Investigation

The Company is subject to ongoing investigations by the SEC and the United States Attorney’s Office for the Eastern District of New York. The Company is cooperating fully with these investigations. These investigations concern (1) executive compensation issues involving the Company’s former Chairman and CEO, former COO, and former CFO; (2) the Company’s related party transactions with its former Chairman and CEO, his family members, and entities controlled by him or his family members; (3) accounting errors and irregularities resulting in misstatements in the Company’s books and records and in its publicly filed financial statements; (4) material weaknesses in internal controls; and (5) income and payroll tax issues. These investigations stem from accounting irregularities and disclosure issues in the consolidated financial statements for the years ended December 31, 2004 and 2003, as well as in the quarterly financial reports for those years and for the first three quarters of 2005. As a result of the impact of these irregularities, the Company did not file a 10-K for the year ended December 31, 2005, nor did it file any interim reports on Form 10-Q for any of the quarters beyond September 30, 2005.

The Company is in the process of implementing a comprehensive remediation plan. It cannot reasonably predict either the timing of the completion of these investigations or their outcome and the effects of their outcome on the Company.

Investigation by the Civil Division of the Department of Justice

In addition to the investigations described above, the Company is cooperating with an industry-wide investigation by the Civil Division of the U.S. Department of Justice into the manufacture and sale of body armor products containing Zylon, a ballistic yarn produced by an unrelated company. The Company is producing documents and witnesses for interviews in this investigation. The Company cannot reasonably predict the outcome of this investigation.

Securities Class Action and Derivative Shareholder Lawsuits

During the third and second quarters of 2005, a number of purported class action lawsuits were filed in the United States District Court for the Eastern District of New York against the Company and certain of the Company’s officers and directors. The actions were filed on behalf of purchasers of the Company’s publicly traded securities during the period from April 21, 2004 though August 29, 2005. The complaints, which were substantially similar to one another, allege, among other things, that the Company’s public disclosures were false or misleading. The lawsuits alleged that the Company’s body armor products were defective and failed to meet the standards of its customers, and that these alleged facts should have been publicly disclosed. The lawsuits were ultimately consolidated into a single class action.

During the same time frame, a number of derivative complaints were filed, also in the United States District Court for the Eastern District of New York, against certain officers and directors of the Company, and in certain cases the Company’s former auditors. The complaints, which were substantially similar to one another, allege, among other things, that the defendants breached their fiduciary duties and engaged in fraud, misrepresentation, misappropriation of corporate information, waste of corporate assets, abuse of control, and unjust enrichment. The lawsuits were ultimately consolidated into a single shareholder derivative action.

DHB INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

On July 13, 2006, the Company signed a Memorandum of Understanding to settle the class action and the derivative action. Under the Memorandum of Understanding, the class action would be settled, subject to court approval, for $34,900 in cash and 3,184,713 shares of the Company’s Common Stock. The derivative action also would be settled, subject to court approval, in consideration of the adoption of certain corporate governance provisions and the payment of $300 in legal fees and expenses to the lead counsel in the derivative action.

On July 31, 2006, the Company completed the funding of, and deposited into escrow the $22,325 portion of the cash settlement to be provided by the Company, which was funded by certain transactions entered into by the Company and its former Chairman and CEO. The Company’s directors’ and officers’ liability insurers funded the remaining portion of the cash settlement, $12,875 pursuant to buyouts of the policies. In addition to the cash portion, the settlement called for the issuance of 3,184,713 shares of Company Common Stock.

Of the settlement amounts funded on July 31, 2006, the Company obtained $7,500 from the proceeds of the exercise by its former Chairman and CEO of a warrant held by him to acquire 3,000,000 shares of Common Stock of the Company at an exercise price of $2.50 per share. The warrant, granted to the former Chairman and CEO pursuant to a warrant agreement dated July 1, 2005, originally had an exercise price of $1.00 per share and originally vested and became exercisable with respect to 750,000 shares on each of July 1, 2007, 2008, 2009, and 2010. As part of the settlement, and pursuant to a warrant exercise agreement described below between the Company and the former Chairman and CEO, the warrants were accelerated and the exercise price was increased to $2.50 per share. If the settlement is not approved, the Company is required to cause to be paid to its former Chairman and CEO from the settlement funds being held in escrow $4,500, which is the difference between the warrant exercise price of $1.00 per share set forth in the warrant agreement and the elevated exercise price of $2.50, multiplied by the 3,000,000 shares involved. The remaining $14,825 of the amount paid by the Company for the settlement was funded by the former Chairman and CEO, through a purchase in a private placement transaction of 3,007,099 shares of the Company’s Common Stock at a price of $4.93 per share. In the event the settlement is not approved, the former Chairman and CEO has the right to sell some or all of these shares back to the Company in exchange for the amount he paid.

In July of 2007, the United State District Court, Eastern District of New York, granted a motion for preliminary approval of the above-described settlements of the class action and derivative shareholder lawsuits. The court has scheduled a hearing for October 5, 2007, to consider and determine whether to grant final approval of the settlement. There can be no assurance that the court will grant final approval of the settlement.

Employment Tax Withholding Obligations

From 2003 through early 2006, the Company paid certain cash bonuses to management and other employees. Members of senior management during that time and other employees also exercised warrants to purchase shares of the Company’s Common Stock between 2003 and 2006 that had previously been granted to them. The payment of cash bonuses and exercise of warrants trigger tax withholding obligations by the Company related to the employees’ share of federal income tax, state income tax and Social Security charges on the compensation associated with the bonuses and warrants. The Company also must remit to applicable taxing authorities the employer’s share of Social Security and other payroll related taxes.

The Company has determined that income and other payroll related taxes were not withheld and remitted by the Company to the taxing authorities when those bonuses were paid and, with one exception, when the warrants were exercised. The Company self-reported these apparent violations to the relevant taxing authorities, including the Internal Revenue Service.

DHB INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

As of December 31, 2006, 2005, 2004 and 2003, the Company has recognized Employment Tax Withholding Obligations including applicable penalties related to this matter totaling $36,483, $32,076, $29,718 and $737, respectively, in the accompanying consolidated balance sheets. The related income statement charges totaling $4,407, $2,358, $28,981 and $738 have been recorded in each of the years ended December 31, 2006, 2005, 2004 and 2003, respectively.

The Company does not believe that it will be required to discharge the liability of former senior management personnel for income tax withholding obligations. Moreover, to the extent that the Company is required to discharge employee income tax withholding obligations for other current and former employees, management intends to seek recovery of those amounts from the affected employees. In July 2006, the former Chairman and CEO signed a Memorandum of Understanding with the Company in which he represented, warranted and covenanted that he has paid (or will pay) all taxes (including without limitation federal and state, Social Security, Medicare, FICA or other withholding taxes or similar amounts) attributable to personal income received by him from the Company, including any fines, penalties or back taxes incurred by the Company solely as a result of personal income paid to him. The Company intends to pursue recovery from its former Chairman and CEO for any of the foregoing amounts ultimately due and payable by the Company to the taxing authorities. At December 31, 2006, the income tax withholding obligations that may be recoverable from current and former employers were $34,244 (including $30,394 from the former Chairman and CEO, $1,084 from the former CFO and $1,543 from the former COO). The employer’s share of the Employment Tax Withholding Obligations was $1,474 at December 31, 2006, and accrued penalties (excluding amounts recoverable from the Company’s former Chairman and CEO) were $766.

During 2007, the statute of limitations for the 2003 Employment Tax Withholding Obligations expired and accordingly the charge and related liability originally recorded during 2003 (totaling $737) will be reversed during 2007.

Zylon Voluntary Replacement Program

In 2005, the Company incurred charges of $19,200 associated with establishing reserves to cover potential liability in connection with class action lawsuits filed against certain subsidiaries of the Company, as well as other companies in the body armor industry, relating to allegations of defective body armor products containing Zylon, a ballistic yarn produced by an unrelated company. The class action lawsuits against the Company and its subsidiaries were settled without monetary damages with the Company agreeing to participate in a voluntary vest exchange program. The Company believes that it has established adequate reserves for any further costs associated with replacing these vests and does not anticipate that the cost of this program will affect future years’ operating results.

Letters of Credit

As of December 31, 2006, the Company had open letters of credit for $521.

DHB INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Note 12	INCOME TAXES

Income tax expense benefit consists of the following:

	Years Ended December 31,
	2006	2005	2004	2003
Current
Federal	$(1,072)	$18,410	$13,519	$9
State	300	1,604	1,207	404

Total Federal	(772)	20,014	14,726	413
Deferred
Federal	1,021	(20,345)	(15,846)	2,785
State	37	81	(1,680)	387

Total State	1,058	(20,264)	(17,526)	3,172

Total Provision	$286	$(250)	$(2,800)	$3,585

A reconciliation of the income tax (benefit) computed at the U.S. federal statutory tax rate compared to the Company’s effective income tax expense (benefit) is as follows:

	Years Ended December 31,
	2006	2005	2004	2003
Tax at U.S statutory rate	$(1,763)	$(9,937)	$(4,181)	$(137)
State income tax, net of federal tax benefit	347	991	(886)	631
Non-deductible meals and entertainment	424	336	361	234
Section 162(m) non-deductible officers compensation	—	1,195	761	615
Non-deductible stock based compensation	508	7,195	611	358
Section 199 manufacturing deduction	—	(564)	—	—
Adjustments to federal net operating loss carryforward				1,461
Penalties	652	296	517	66
Valuation allowances increase (decrease)	(81)	50	—	(268)
Expired capital loss carryovers	—	—	—	625
Other	199	188	17	—

Total provision for income taxes	$286	$(250)	$(2,800)	$3,585

DHB INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Deferred income tax assets and liabilities are comprised of the following:

	December 31,
	2006	2005	2004	2003
Deferred taxes, current
Bad debt reserve	$329	$262	$261	$316
Deferred rent	228	254	238	198
Section 263A inventory adjustment	270	218	322	218
Inventory reserve	9,035	10,487	6,826	465
Zylon reserve	5,816	7,158	—	—
Reserve for class action shareholder settlement	9,657	9,657	—	—
Accrued expenses	12,790	11,287	11,447	227

Current deferred tax assets	38,125	39,323	19,094	1,424
Deferred taxes, non current
Net operating loss carryovers	76	87	4	89
Capital loss carryovers	335	335	367	367
Fixed assets	79	11	(23)	35

Non current deferred tax assets	490	433	348	491
Valuation allowances	(335)	(417)	(367)	(367)

Net noncurrent deferred tax assets (liability)	155	16	(19)	124

Total Deferred tax assets	$38,280	$39,339	$19,075	$1,548

Statement of Financial Accounting Standard No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, both positive and negative for each tax jurisdiction, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2006, management has determined that a valuation allowance of $335 is necessary to reduce the deferred tax assets with respect to the Company’s capital loss carryovers.

The Company had state net operating loss carry-forwards of $2,500, $100, $1,800 and $2,200 at December 31, 2006, 2005, 2004 and 2003, respectively. These state net operating loss carry-forwards will expire in varying amounts through 2026.

The Company is currently under examination by the Internal Revenue Service for its U.S. Corporate Income Tax Return for the tax year ended December 31, 2003. There have been no adjustments proposed in connection with the examination. The Company is also under examination by the state of New York for the years 2002 through 2004 and has been assessed $1,800 in additional taxes and interest related to the proposed disallowance of losses on discontinued operations, inter-company interest expense and other inter-company charges. The Company has filed a protest with the State of New York, believes it has a meritorious defense and anticipates the ultimate resolution of the assessment will not result in a material adjustment to the financial statements.

The Company had a contingent income tax liability of $936, $5,886, $5,886 and $8,752 at December 31, 2006, 2006, 2004 and 2003, respectively, related primarily to deductions claimed for stock based compensation.

DHB INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The amount of the contingent liability is based on an estimate of the probable liability in accordance with SFAS No. 5 “Accounting for Contingencies”, using available evidence, including detailed analyses of the potential income tax issues, income tax assessments and consultation with independent outside tax and legal advisors.

Note 13	VALUATION AND QUALIFYING ACCOUNTS

A summary of the allowance for doubtful accounts related activity for each the years ended December 31, 2006, 2005, 2004 and 2003 is as follows:

Allowance for Accounts Receivable
Balance, December 31, 2002	$1,070
Provision	99
Write offs	(317)

Balance, December 31, 2003	852
Provision	2
Write offs	(152)

Balance, December 31, 2004	702
Provision	727
Write offs	(729)

Balance, December 31, 2005	700
Provision	506
Write offs (recoveries)	(295)

Balance, December 31, 2006	$911

INDEX OF EXHIBITS

Exhibit	Description
3.1	Certificate of Incorporation of the Company filed September 1, 1994.	(1)

3.2	Certificate of Amendment of Certificate of Incorporation of the Company filed December 31, 1996.	(2)

3.3	Certificate of Amendment of Certificate of Incorporation of the Company filed July 24, 2001.	(6)

3.4	Certificate of Designations and Preferences of the Company filed December 26, 2001.	(6)

3.5	Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock of the Company filed October 12, 2006.	(16)

3.6	Second Amended and Restated By-Laws of the Company adopted as of August 17, 2007.	(19)

4.2	Stock Subscription Agreement dated December 14, 2001, between the Company and David Brooks.	(6)

4.3	Form of Warrant Award Certificate of the Company pursuant to the 2005 Plan.	(20)

4.4	Form of Warrant Award Certificate of the Company pursuant to the 2007 Plan.	(18)

4.5	Rights Agreement dated as of October 6, 2006, between American Stock Transfer & Trust Company and the Company.	(16)

10.1	Employment Agreement dated July 1, 2000, between the Company and David Brooks.	(7)

10.2	Employment Agreement dated May 24, 2005, by and between the Company and Larry Ellis.	(11)

10.3	Employment Agreement dated September 28, 2006, by and between the Company and John C. Siemer.	(20)

10.4	Employment Agreement dated September 28, 2006, by and between the Company and Thomas C. Canfield.	(20)

10.5	Employment Agreement dated November 1, 2006, by and between the Company and Sam White.	(20)

10.6	Employment Agreement dated March 29, 2007, by and between the Company and Larry Ellis.	(20)

10.7	Employment Agreement dated June 21, 2007, by and between the Company and James Anderson.	(20)

10.8	Warrant Agreement dated July 1, 2005, between the Company and David Brooks.	(14)

10.9	Warrant of the Company issued to Larry Ellis on May 24, 2005.	(11)

10.10	Warrant Agreement dated May 18, 2006, between the Company and William P. Campbell.	(20)

10.11	Warrant Award Certificate issued to John C. Siemer on September 28, 2006.	(20)

10.12	Warrant Award Certificate issued to Thomas C. Canfield on September 28, 2006.	(20)

10.13	Warrant Award Certificate issued to Larry Ellis on March 29, 2007.	(20)

10.14	Warrant Award Certificate issued to James Anderson on July 24, 2007.	(20)

10.15	Promissory Note dated November 6, 2000, between the Company and David Brooks.	(3)

10.16	The Company’s 1995 Stock Option Plan.	(4)

10.17	The Company’s 2005 Omnibus Equity Incentive Plan.	(13)

10.18	The Company’s 2007 Omnibus Equity Incentive Plan.	(18)

1

Exhibit	Description
10.19	Board of Directors Compensation Policy, effective as of January 1, 2007.	(20)

10.20	Sale Agreement dated March 10, 2000, between the Company and DMC2 Electronic Components.	(5)

10.21	Lease dated January 1, 2001, between V.A.E. Enterprises and Point Blank Body Armor, Inc.	(7)

10.22	Lease Agreement dated April 15, 2001, between A&B Holdings, Inc. and the Company.	(3)

10.23	Industrial Lease dated December 5, 2003, between Atlantic Business Center L.C. and Point Blank Body Armor Inc.	(8)

10.24	Employment Agreement dated May 24, 2005, by and between the Company and Manuel Rubio.	(11)

10.25	Employment Agreement dated May 24, 2005, by and between the Company and Dawn Schlegel.	(11)

10.26	Employment Agreement dated May 24, 2005, by and between the Company and Ishmon Burks.	(11)

10.27	Employment Agreement dated June 2, 2005, by and between the Company and Marc Dien.	(12)

10.28	Amended and Restated Loan and Security Agreement, dated as of April 3, 2007, by and among Protective Apparel Corporation of America, Point Blank Body Armor Inc., NDL Products, Inc., the Company and LaSalle Business Credit, LLC, as Administrative Agent and Collateral Agent.	(17)

10.29	Subscription and Structuring Agreement dated as of December 19, 2003, by and among Point Blank Body Armor Inc., Hightower Capital Management, LLC and the Company.	(8)

10.30	Release Agreement and Contractual Undertakings dated July 31, 2006, by and between the Company and David H. Brooks.	(20)

10.31	Securities Purchase Agreement dated July 31, 2006, by and between the Company and David H. Brooks.	(20)

10.32	Registration Rights Agreement dated July 31, 2006, by and between the Company and David H. Brooks.	(20)

10.33	Warrant Exercise Agreement dated July 31, 2006, by and between the Company and David H. Brooks.	(20)

10.34	Agreement of Insureds dated as of July 27, 2006, by and among the Company, David H. Brooks, Sandra Hatfield, Dawn M. Schlegel, Cary Chasin, Jerome Krantz, Gary Nadelman, Barry Berkman and Gen. (Ret.) Larry R. Ellis.	(20)

10.35	Stipulation and Agreement of Settlement dated November 30, 2006.	(20)

10.36	Warrant of the Company issued to Manuel Rubio on May 24, 2005.	(11)

10.37	Warrant of the Company issued to Ishmon Burks on May 24, 2005.	(11)

10.38	Warrant of the Company issued to Marc Dien on June 2, 2005.	(12)

10.39	Employment Agreement dated December 1, 2005, by and between the Company and Rick Hockensmith.	(15)

10.40	Warrant Award Agreement dated November 28, 2005, between the Company and Rick Hockensmith.	(15)

10.41	Employment Agreement dated August 24, 2006, by and between the Company and James Anderson.	(20)

14.1	Code of Ethics.	(9)

16.1	Letter from Weiser LLP to the Company regarding change in certifying accountant.	(10)

2

Exhibit	Description

21.1	List of Significant Subsidiaries.	(20)

23.1	Consent of Independent Registered Public Accounting Firm.	(20)

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.	(20)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.	(20)

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(20)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(20)

Notes to Exhibit Table:

(1)	Incorporated by reference to the Company’s Definitive Proxy Material filed February 15, 1995.
(2)	Incorporated by reference to Post-Effective Amendment No. #3 to the Company’s Registration Statement on Form SB-2, File No. 33-59764, filed on Jan 31, 1997.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed March 30, 2001.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on or about November 6, 1995.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed March 23, 2000.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 28, 2002.
(7)	Incorporated by reference to the Amendment filed April 9, 2002, to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed April 1, 2002.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 16, 2004.
(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 17, 2005.
(10)	Incorporated by reference to the Amendment filed April 22, 2005, to the Company’s Current Report on Form 8-K filed April 15, 2005.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed May 27, 2005.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed June 3, 2005.
(13)	Incorporated by reference to the Company’s Definitive Proxy Material filed on June 24, 2005.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 1, 2005.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 6, 2005.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed October 12, 2006.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed April 5, 2007.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 20, 2007.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 24, 2007.
(20)	Filed herewith.

3