Form 10-Q
period 2007-03-31
POINT BLANK SOLUTIONS, INC.
filed 2007-10-09
CIK 899166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

☐	TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-13112

POINT BLANK SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-3129361
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2102 SW 2nd St. Pompano Beach, Florida	33069
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (954) 630-0900

DHB Industries, Inc.

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b -2 of the Exchange Act.

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 4, 2007, 51,027,535 shares of the Registrant’s common stock at $0.001 par value were outstanding.

POINT BLANK SOLUTIONS, INC.

Cautionary Note on Forward-Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q that are not statements of historical or current facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from historical results or from any future results expressed or implied by such forward-looking statements.

In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements in future or conditional tenses or, include terms such as “believes,” “belief,” “expects,” “intends,” “anticipates” or “plans” to be uncertain and forward-looking. Forward-looking statements may include comments as to Point Blank Solutions, Inc.’s (the “Company”) beliefs and expectations as to future events and trends affecting its business. Forward-looking statements are based upon management’s current expectations concerning future events and trends and are necessarily subject to uncertainties, many of which are outside of the Company’s control. The factors stated under the heading “Cautionary Statements and Risk Factors” set forth in Part II, Item 1A. RISK FACTORS, as well as other factors, could cause actual results to differ materially from those reflected or predicted in forward-looking statements.

Any forward-looking statements are based on management’s beliefs and assumptions, using information currently available to us. The Company assumes no obligation to update these forward-looking statements.

If one or more of these or other risks or uncertainties materialize, or if the underlying assumptions prove to be incorrect, actual results may vary materially from those reflected in, or suggested by, forward-looking statements. Any forward-looking statement included in this Quarterly Report on Form 10-Q reflects the Company’s current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to its operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to the Company or individuals acting on its behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified in Part II Item 1A. RISK FACTORS of this Quarterly Report on Form 10-Q, which could cause actual results to differ from those referred to in forward-looking statements.

PART I

ITEM 1. FINANCIAL STATEMENTS

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$75	$177
Restricted cash	35,675	35,200
Accounts receivable, less allowance for doubtful accounts of $221 and $911, respectively	35,244	38,087
Inventories, net	31,105	32,210
Deferred income tax assets	37,563	38,125
Prepaid expenses and other current assets	2,029	2,326

Total current assets	141,691	146,125

Property and equipment, net	2,450	1,825
Other assets	609	249

Total assets	$144,750	$148,199

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$3,470	$8,425
Accounts payable	19,015	17,626
Accrued expenses and other current liabilities	7,380	12,912
Reserve for class action settlement	39,372	39,372
Vest replacement program obligation	4,786	6,054
Income taxes payable	8,176	5,904
Employment tax withholding obligation	36,483	36,483

Total current liabilities	118,682	126,776

Long-term liabilities

Other liabilities	830	852

Total liabilities	119,512	127,628
Commitments and contingencies

Minority interest in consolidated subsidiary	306	253

Contingently redeemable common stock (related party)	19,326	19,326

Stockholders’ equity:

Common stock, $0.001 par value, 100,000,000 shares authorized, 48,016,836 million shares issued and outstanding	48	48
Additional paid in capital	81,739	80,903
Accumulated deficit	(76,181)	(79,959)

Total stockholders’ equity	5,606	992

Total liabilities and stockholders’ equity	$144,750	$148,199

(See Notes to Condensed Consolidated Financial Statements)

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	For the Three Months Ended
	March 31, 2007	March 31, 2006
Net sales	$92,110	$49,054
Cost of goods sold	73,445	37,435

Gross profit	18,665	11,619

Selling, general and administrative expenses	9,507	13,167
Litigation and cost of investigations	2,650	291
Employment tax withholding charge	—	4,407

Total operating cost	12,157	17,865

Operating income (loss)	6,508	(6,246)
Interest expense	114	171
Other (income) expense	(6)	2

Total other expense	108	173

Income (loss) before income tax expense (benefit)	6,400	(6,419)

Income tax expense (benefit)	2,567	(74)

Income (loss) before minority interest of subsidiary	3,833	(6,345)
Less minority interest of subsidiary	54	19

Net income (loss)	$3,779	$(6,364)

Basic income (loss) per common share	$0.07	$(0.14)

Diluted income (loss) per common share	$0.07	$(0.14)

Basic and diluted income (loss) per contingently redeemable common share	$0.07

(See Notes to Condensed Consolidated Financial Statements)

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by (used in) operating activities	$5,420	$(10,836)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of property and equipment	(765)	(22)

Net cash used in provided by investing activities	(765)	(22)

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash (payments) proceeds under line of credit	(4,955)	5,704
Bank overdraft	198	5,504
Stock repurchased	—	(3,132)
Exercise of stock warrants	—	1,499

Net cash provided by (used in) financing activities	(4,757)	9,575

Net decrease in cash and cash equivalents	(102)	(1,283)

Cash and cash equivalents at beginning of period	177	1,283

Cash and cash equivalents at end of period	$75	$—

(See Notes to Condensed Consolidated Financial Statements)

POINT BLANK SOLUTIONS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 1. BASIS OF PRESENTATION

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Point Blank Solutions, Inc. (formerly known as DHB Industries, Inc.) and subsidiaries (“PBSI”, or the “Company”) as of and for the three months ended March 31, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The unaudited financial statements include all adjustments, consisting only of normal and recurring adjustments, which, in the opinion of management, were necessary for a fair presentation of financial condition, results of operations and cash flows for such periods presented. The results of operations for the interim periods are not necessarily indicative of the results for any other interim periods or for an entire year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with published rules and regulations of the Securities and Exchange Commission (the “SEC”). For a better understanding of the Company and its financial statements, please read the unaudited condensed consolidated financial statements and notes in conjunction with the audited consolidated financial statements and notes to those financial statements as of and for each of the four years in the period ended December 31, 2006, as restated, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the SEC on October 1, 2007.

Name Change

On October 1, 2007, the Company changed its name from DHB Industries, Inc. to Point Blank Solutions, Inc. pursuant to a merger of a wholly-owned subsidiary of the Company with and into DHB Industries, Inc.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Point Blank Solutions, Inc. and its subsidiaries, Point Blank Body Armor, Inc., Protective Apparel Corporation of America and Life Wear Technologies, Inc. All subsidiaries are wholly owned except for a 0.65% interest in Point Blank Body Armor, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The Company has prepared the unaudited condensed consolidated financial statements in conformity with GAAP. Such preparation requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates based upon future events. The Company evaluates the estimates on an on-going basis. In particular, the Company regularly evaluates estimates related to recoverability of accounts receivable and inventory, and accrued liabilities. The estimates are based on historical experience and on various other specific assumptions that the Company believes to be reasonable. Actual results could differ from those estimates based upon future events.

Restricted Cash

Restricted cash includes $35,200 as of March 31, 2007, and December 31, 2006, which was held in escrow to fund the proposed settlements of the class action and derivative action (see Note 4 for further information). Additionally, restricted cash as of March 31, 2007, includes $475, which was pledged as collateral security for insurance. Upon entering into an Amended and Restated Loan and Security Agreement with the lender, on April 3, 2007, the restricted cash was replaced with letters of credit.

Inventories

The Company values inventories, which consist of finished goods, work in process and raw materials, at the lower of cost (using specific identification for ballistics raw materials and using the first-in, first-out method for all other inventories) or market. A provision for potential non-saleable inventory due to excess stock or obsolescence is based upon a detailed review of inventory components, past history and expected future usage. The Company utilized an estimated gross profit method for determining cost of sales in interim periods during 2006.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. A tax position that meets the “more-likely-than-not” criterion shall be measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. FIN 48 applies to all tax positions accounted for under SFAS 109, “Accounting for Income Taxes,” and is effective for fiscal years beginning after December 15, 2006. Upon adoption, companies are required to adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date, with any adjustment recorded directly to the beginning retained earnings balance in the period of adoption and reported as a change in accounting principle. As a result of the implementation of FIN 48, the Company recognized no material adjustment in its liability for unrecognized income tax benefits.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 provides a definition of fair value, establishes acceptable methods of measuring fair value and expands disclosures for fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 157 to have a material impact on the Company’s financial statements.

Note 2. INVENTORIES

The components of inventories as of March 31, 2007 and December 31, 2006 are as follows:

	March 31, 2007	December 31, 2006
Raw materials	$16,260	$18,963
Work in process	5,025	5,733
Finished goods	9,820	7,514

	$31,105	$32,210

Note 3. DEBT

Effective March 15, 2004, and prior to April 12, 2006, the Company’s Loans and Security Agreement, as amended (the “Credit Agreement”), consisted of both a revolving credit facility and a term loan. Borrowings under the Credit Agreement bore interest, at the Company’s option, at the bank’s prime rate or LIBOR plus 1.75% per annum on the revolving credit facility and at the bank’s prime rate or LIBOR plus 2.25% on the term loan portion, as LIBOR is set from time to time. The borrowings under the Credit Agreement were collateralized by a first security interest in substantially all of the assets of the Company. In addition, the Credit Agreement included both affirmative and negative covenants customary for a financing of this nature. The Credit Agreement, among other things, required the Company to maintain a minimum (i) tangible net worth, as defined, (ii) fixed charge coverage ratio, and (iii) earnings before interest, taxes, depreciation and amortization. The Credit Agreement further limited the amount of capital expenditures that the Company was able to incur in any fiscal year and the payment of dividends.

On April 12, 2006, the Company received a Notice of Events of Default and Reservation of Rights from the lender under the Credit Agreement. The events of default related to (i) non-reliance on the Company’s 2005 interim financial statements and a delay in filing the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, (ii) the receipt by the Company of a notice from the American Stock Exchange of failure to satisfy certain continued listing standards, and (iii) the Company’s failure to deliver copies of the disclosure contained in its Current Reports on Form 8-K filed on April 3, 2006 and April 7, 2006, and related notices to the lender.

During the period from April 12, 2006, to April 3, 2007, the Company remained in default on the Credit Agreement and operated under various forbearance agreements, and at certain times had no forbearance from the lender.

On April 3, 2007, we entered into an Amended and Restated Loan and Security Agreement (“Credit Facility”) with the lender. The Credit Facility provides for a three-year, $35,000 revolving credit line available to the Company’s subsidiaries, jointly and severally, bearing interest at the prime rate plus 0.25% or, at our option, LIBOR plus 2.25%. Borrowings are available in the form of advances or letters of credit granted or issued against a percentage of the Company’s subsidiaries’ eligible accounts receivable and eligible inventory. The Credit Facility also includes financial covenants related to minimum sales and maximum capital expenditures, and further provides that on or prior to December 31, 2007, or if the Company maintains an available balance of $15,000 under the amended agreement for each day between October 1, 2007, and June 29, 2008, then as late as June 29, 2008, we will agree to additional financial covenants including a (1) senior leverage ratio, (2) total leverage ratio, (3) minimum tangible net worth, (4) fixed charge coverage ratio and (5) minimum consolidated earnings before interest, taxes, depreciation and amortization. The revolving credit line is secured by substantially all of the Company’s assets.

Note 4. COMMITMENTS AND CONTINGENCIES

SEC Investigation

The Company is subject to ongoing investigations by the SEC and the United States Attorney’s Office for the Eastern District of New York. The Company is cooperating fully with these investigations. These investigations concern (1) executive compensation issues involving the Company’s former Chairman and Chief Executive Officer (“CEO”), David H. Brooks, former Chief Operating Officer (“COO”), Sandra Hatfield, and former Chief Financial Officer (“CFO”), Dawn M. Schlegel; (2) the Company’s related party transactions with its former Chairman and CEO, his family members, and entities controlled by him or his family members; (3) accounting errors and irregularities resulting in misstatements in the Company’s books and records and in its publicly filed financial statements; (4) material weaknesses in internal controls; and (5) income and payroll tax issues. These investigations stem from accounting irregularities and disclosure issues in the consolidated financial statements for the years ended December 31, 2004 and 2003, as well as in the quarterly financial reports for those years and for the first three quarters of 2005. As a result of the impact of these irregularities, the Company did not file a 10-K for the year ended December 31, 2005, nor did it file any interim reports on Form 10-Q for any of the quarters beyond September 30, 2005. The Company filed a comprehensive Form 10-K for the year 2006 on October 1, 2007, which included its consolidated financial statements and information for the years ended December 31, 2006, 2005, 2004 (restated) and 2003 (restated).

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

Securities Class Action and Derivative Shareholder Lawsuits

During the third and second quarters of 2005, a number of purported class action lawsuits were filed in the United States District Court for the Eastern District of New York against the Company and certain of the Company’s officers and directors. The actions were filed on behalf of purchasers of the Company’s publicly traded securities during various periods from November 18, 2003 though August 29, 2005. The complaints, which were substantially similar to one another, allege, among other things, that the Company’s public disclosures were false or misleading. The lawsuits alleged that the Company’s body armor products were defective and failed to meet the standards of its customers, and that these alleged facts should have been publicly disclosed. The lawsuits were ultimately consolidated into a single class action.

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

On July 13, 2006, the Company signed a Memorandum of Understanding to settle the class action and the derivative action. Under the Memorandum of Understanding, the class action would be settled, subject to court approval, for $34,900 in cash and 3,184,713 shares of the Company’s common stock (“Common Stock”). The derivative action also would be settled, subject to court approval, in consideration of the adoption of certain corporate governance provisions and the payment of $300 in legal fees and expenses to the lead counsel in the derivative action.

On July 31, 2006, the Company completed the funding of, and deposited into escrow the $22,325 portion of the cash settlement to be provided by the Company, which was funded by certain transactions entered into by the Company and its former Chairman and CEO. The Company’s directors’ and officers’ liability insurers funded the remaining portion of the cash settlement, $12,875, pursuant to buyouts of the policies. In addition to the cash portion, the settlement called for the issuance of 3,184,713 shares of Company Common Stock.

Of the settlement amounts funded on July 31, 2006, the Company obtained $7,500 from the proceeds of the exercise by its former Chairman and CEO of a warrant held by him to acquire 3,000,000 shares of Common Stock of the Company at an exercise price of $2.50 per share. The warrant, granted to the former Chairman and CEO pursuant to a warrant agreement dated July 1, 2005, originally had an exercise price of $1.00 per share and originally vested and became exercisable with respect to 750,000 shares on each of July 1, 2007, 2008, 2009, and 2010. As part of the settlement, and pursuant to a warrant exercise agreement between the Company and the former Chairman and CEO, the warrants were accelerated and the exercise price was increased to $2.50 per share. If the settlement is not approved, the Company is required to cause to be paid to its former Chairman and CEO from the settlement funds being held in escrow $4,500, which is the difference between the warrant exercise price of $1.00 per share set forth in the warrant agreement and the elevated exercise price of $2.50, multiplied by the 3,000,000 shares involved. The remaining $14,825 of the amount paid by the Company for the settlement was funded by the former Chairman and CEO, through a purchase in a private placement transaction of 3,007,099 shares of the Company’s Common Stock at a price of $4.93 per share. In the event the settlement is not approved, the former Chairman and CEO has the right to sell some or all of these shares back to the Company in exchange for the amount he paid.

In July of 2007, the United State District Court, Eastern District of New York, granted a motion for preliminary approval of the above-described settlements of the class action and derivative shareholder lawsuits. The court held a hearing on October 5, 2007, to consider and determine whether to grant final approval of the settlement. The Court took no action at the hearing, and indicated that it would issue a decision no sooner than 45 days after the hearing (or November 17, 2007) in order to allow the Commercial Litigation Division of the U.S. Justice Department, which had been notified of the settlement pursuant to the Class Action Fairness Act, to determine if it wished to make an objection to the settlement. There can be no assurance that the court will grant final approval of the settlement.

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

The Company has determined that income and other payroll related taxes were not withheld and remitted by the Company to the taxing authorities when those bonuses were paid and, with one exception, when those warrants were exercised. The Company self-reported these apparent violations to the relevant taxing authorities, including the Internal Revenue Service.

The Company does not believe that it will be required to discharge the liability of former senior management personnel for income tax withholding obligations. Moreover, to the extent that the Company is required to discharge employee income tax withholding obligations for other current and former employees, management intends to seek recovery of those amounts from the affected employees. In July 2006, the former Chairman and CEO signed a Release Agreement and Contractual Undertaking with the Company in which he represented, warranted and covenanted that he has paid (or will pay) all taxes (including without limitation federal and state, Social Security, Medicare, FICA or other withholding taxes or similar amounts) attributable to personal income received by him from the Company, including any fines, penalties or back taxes incurred by the Company solely as a result of personal income paid to him. The Company intends to pursue recovery from its former Chairman and CEO for any of the foregoing amounts ultimately due and payable by the Company to the taxing authorities. At March 31, 2007, the income tax withholding obligations that may be recoverable from current and former employees were $34,244 (including $30,394 from the former Chairman and CEO, $1,084 from the former CFO and $1,543 from the former COO). The employer’s share of the employment tax withholding obligations was $1,474 at March 31, 2007, and accrued penalties (excluding amounts recoverable from the Company’s former Chairman and CEO) were $766.

During the second quarter of 2007, the statute of limitations for the 2003 employment tax withholding obligations will expire and, accordingly, the charge and related liability originally recorded during 2003 (totaling $737) will be reversed during the second quarter of 2007.

Zylon Voluntary Replacement Program

In 2005, the Company incurred charges of $19,200 associated with establishing reserves to cover potential liability in connection with class action lawsuits filed against certain subsidiaries of the Company, as well as other companies in the body armor industry, relating to allegations of defective body armor products containing Zylon, a ballistic yarn produced by an unrelated company. The class action lawsuits against the Company and its subsidiaries were settled without monetary damages with the Company agreeing to participate in a voluntary vest exchange program. The Company believes that it has established adequate reserves for any further costs associated with replacing these vests and does not anticipate that the cost of this program will materially affect future years’ operating results.

Note 5. EQUITY AWARDS

Warrants to purchase 900,000 shares of the Company’s common stock at an exercise price of $3.46 were granted to the President and CEO of the Company during the three months ended March 31, 2007. The fair value of these warrants was determined at the date of grant using the Black-Scholes warrant pricing model. The fair value of warrants is amortized over the period they are earned, in our case, the vesting period.

A total of 213,545 deferred stock awards were issued to non-employee members of the Company’s Board of Directors during the first three months of 2007.

Note 6. BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

For all periods presented, basic and diluted income (loss) per common share is presented in accordance with SFAS 128, “Earnings per Share,” which provides for the accounting principles used in the calculation of income (loss) per share. Basic income (loss) per common share excludes dilution and is calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per common share reflects the potential dilution from assumed conversion of all dilutive securities such as stock warrants using the treasury stock method. When the effect of the outstanding stock warrants is anti-dilutive, they are not included in the calculation of diluted income (loss) per common share.

Basic (income) loss per common share calculations are based on the weighted average number of common shares outstanding during each period: 48,016,836 and 43,705,169 shares for the quarter ended March 31, 2007 and March 31, 2006, respectively. For the quarter ended March 31, 2006, the Company’s common stock warrants outstanding are anti-dilutive with respect to the calculation of fully-diluted loss per share. Consequently, the effect of these warrants is not included in the calculation of fully diluted loss per share for 2006.

The computation for basic and diluted income (loss) per common share is as follows:

	Quarter Ended March 31,
	2007	2006
Net income (loss)	$3,779	$(6,364)
Less: net income attributable to contingently redeemable common shareholder	(223)	—

Net income (loss) attributable to common shareholders	$3,556	$(6,364)

Weighted-average shares	48,016,836	43,705,169

Basic income (loss) per common share	$0.07	$(0.14)

Common stock equivalents-warrants	130,452	—

Weighted-average shares fully diluted	48,147,288	43,705,169

Fully diluted income (loss) per common share	$0.07	$(0.14)

Contingently redeemable common shares

Net income attributable to contingently redeemable common shareholder	$223

Weighted-average contingently redeemable common shares	3,007,099

Basic and diluted income (loss) per contingently redeemable common share	$0.07

Note 7. PROVISION FOR INCOME TAXES

The Company adopted the provisions of FIN 48 on January 1, 2007. As of December 31, 2006, the Company had a contingent income tax liability of $8.9 million that was included in “Income taxes payable” in the accompanying condensed consolidated balance sheet. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits.

As of January 1, 2007, the Company had net $8.9 million of unrecognized tax benefits, of which $8.7 million would, if recognized, decrease the Company’s effective tax rate. There have been no material changes to these amounts during the three months ended March 31, 2007. With the exception of amounts that are under examination by income tax authorities, for which an estimate can not be made due to uncertainties, the Company does not believe it is reasonably possible that its unrecognized tax benefits will significantly change within the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of January 1, 2007 and March 31, 2007 the Company had no accrued interest and penalties related to its uncertain tax positions.

The tax years 2003 to 2006 remain open to examinations by federal and various state taxing authorities. The tax years 2002 to 2006 remain open to examination by the New York state taxing authorities.

The Company is currently under examination by the Internal Revenue Service for its U.S. Corporate Income Tax Return for the tax year ended December 31, 2003. There have been no adjustments proposed in connection with the examination. The Company is also under examination by the state of New York for the years 2002 through 2004 and has been assessed $1.8 million in additional taxes and interest related to the proposed disallowance of losses on discontinued operations, inter-company interest expense and other inter-company charges. The Company has filed a protest with the State of New York, believes it has a meritorious defense and anticipates the ultimate resolution of the assessment will not result in a material adjustment to the financial statements.

The Company’s effective tax rate was 40.1% and (1.2)% for the three months ended March 31, 2007 and 2006, respectively. The tax benefit for the quarter ended March 31, 2006 was substantially less than the statutory federal rate primarily due to nondeductible financial statement equity based compensation expense and officer’s compensation expense in excess of the Internal Revenue Code Section 162(m) (“Section 162(m)”) annual limitation for performance based compensation. The Company’s effective tax rate for the quarter ended March 31, 2007 differed from the statutory rate primarily due to stock based compensation expense and disallowed meal and entertainment expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

The following should be read in conjunction with the unaudited consolidated financial statements of Point Blank Solutions, Inc. (formerly DHB Industries, Inc.) including the respective notes thereto, all of which are included in this Form 10-Q. Unless stated to the contrary, or unless the context otherwise requires, references to “PBSI,” “the Company,” “we,” “our” or “us” in this report include Point Blank Solutions, Inc. and subsidiaries.

We are a leading manufacturer and provider of bullet- and projectile-resistant garments, fragmentation protective vests, slash and stab protective armor and related ballistic accessories, which are used domestically and internationally by military, law enforcement, security and corrections personnel, as well as governmental agencies. We also manufacture and distribute sports medicine, health support and other products, including a variety of knee, ankle, elbow, wrist and back supports and braces that assist serious athletes, weekend sports enthusiasts and general consumers in their respective sports and everyday activities. On October 1, 2007, we changed our name from DHB Industries, Inc. to Point Blank Solutions, Inc., pursuant to a merger of a wholly-owned subsidiary of the Company with and into DHB Industries, Inc.

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

We derive substantially all of our revenue from sales of our products. Our ability to maintain recent revenue levels is highly dependent on continued demand for body armor and projectile-resistant clothing. There is no assurance, however, that in the event that governmental agencies refocus their expenditures due to changed circumstances, that we will be able to diversify into alternate markets or alternate products, or that we will be able to increase market share through acquisitions of other businesses.

Our market share is highly dependent upon the quality of our products and our ability to deliver products in a prompt and timely fashion. To meet projected demand and to maintain our ability to deliver quality products in a timely manner, we moved into a new, expanded manufacturing facility in Pompano Beach, Florida in April 2004. Our current strategic focus is on product quality and accelerated delivery, which we believe are the key elements in obtaining additional and repeat orders under our existing procurement contracts with the U.S. military and other governmental agencies.

Critical Accounting Policies

Our management believes that our critical accounting policies include:

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

Accounting Change—Stock Compensation—On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (SFAS 123R), which revises SFAS No. 123, “Accounting for Stock Based Compensation” (SFAS 123) and supersedes Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (APB 25). SFAS 123R requires that new, modified and unvested equity-based payment transactions with employees, such as stock options (which we refer to as warrants) and restricted stock, be recognized in our consolidated financial statements based on their fair value and be recognized as compensation expense over the service period, in our case, the vesting period. We adopted SFAS 123R using the modified retrospective method.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and contingent assets and liabilities in the financial statements and accompanying notes. Significant estimates inherent in the preparation of the accompanying consolidated financial statements include the carrying value of long-lived assets and allowances for receivables and inventories. Actual results could differ from these estimates and the differences could be material.

Result of Operations

THREE MONTHS ENDED MARCH 31, 2007, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006

ANALYSIS OF NET SALES

Quarters Ended March 31, 2007 and 2006

(Dollars in Thousands)

	2007		2006		Dollar Change
Gross Sales
Military and Federal Government	$80,367	87.3%	$33,022	67.3%	$47,345
Domestic/Distributors	9,968	10.8%	13,213	26.9%	(3,245)
International	411	0.4%	380	0.8%	31
Sports and Health Products	1,625	1.8%	2,425	4.9%	(800)
Other	14	0.0%	78	0.2%	(64)

Total	92,385	100.3%	49,118	100.1%	43,267
Less Discounts, Returns and Allowances	275	0.3%	64	0.1%	211

Net Sales	$92,110	100.0%	$49,054	100.0%	$43,056

For the three months ended March 31, 2007, our consolidated net sales were approximately $92.1 million, an increase of 87.8% over consolidated net sales of $49.1 million for the three months ended March 31, 2006. Armor products net sales increased 94.2% from $46.6 million for the three months ended March 31, 2006 to $90.5 million for the three months ended March 31, 2007 due primarily to substantially increased shipments to the U.S. military. The sports and health products net sales were $1.6 million and $2.4 million for the three months ended March 31, 2007 and 2006, respectively.

The 87.8% increase in net sales for the first three months of 2007 compared with the first three month period in 2006 is a result of a pricing strategy on specific contracts and accelerating deliveries on orders for the Army and Law Enforcement. During the first three months of 2007, we targeted certain contract opportunities for aggressive pricing strategy. In developing this strategy we recognized the change in the competitive environment from historical limited capabilities to a new more robust industry. Additionally, our Company had to overcome the stigma of an ongoing investigation of our former Chairman and Chief Executive Officer (“CEO”), as well as our former Chief Financial Officer and former Chief Operation Officer. These changes created a challenge and an opportunity to reshape our focus and strategy to better support our plans to grow market share and sales.

To enhance our industry position, we adopted a strategy that recognized reducing margins, maintaining the highest quality, pursuing technological advances, and accelerating delivery were essential to gaining market share and strengthening our platform for further growth. We began to implement that strategy and have made significant progress in improving Company operations. Although major work remains, the strategy has proven successfully to date.

We believe that it is important to understand the nature of contracting with federal government and the possible effect from the federal fiscal year on our third quarter results in any given year. The federal government ends its fiscal year on September 30th which corresponds to the third quarter of our fiscal year. Frequently, there may be events surrounding the U.S. and Defense budgets that make our third quarter results uneven. These include availability of year-end monies to accomplish important last minute contracts for supplies and services, enactment of a continuing resolution which limits spending to the previous year’s level until a budget is signed into law, late approval of a new budget, use and timing of a supplemental appropriation, and several other possible events. Some of these outcomes may increase our third quarter results of operations and others may reduce third quarter results of operations. In general, these issues are typically resolved prior to the end of our fourth quarter. Although we do not currently offer guidance and may not in the future, we believe that it is important for all investors to adequately understand the U.S. Government’s budget process and the potential impact on our third quarter results of operations.

Gross profit for the quarter ended March 31, 2007 was approximately $18.7 million (20.3% of net sales), as compared to approximately $11.6 million for the three months ended March 31, 2006 (23.7% of net sales). The decline in gross profit margin as a percentage of net sales is due to an increase in material costs, which are in limited supply, and the constraints on price increases in our large military contracts as well as a highly competitive market. In order to capture a greater share of this market, we adopted an aggressive pricing structure on certain military contracts. Improving gross profit margin will require passing on material cost increases to our customers, enhancing the manufacturing process, planning inventory purchases carefully or reducing costs. These initiatives will be balanced with a marketing and sales strategy that address the highly competitive environment.

OPERATING COSTS

Three Months Ended March 31, 2007 and 2006

(Dollars in thousands)

	2007	2006	Dollar Change
Selling & Marketing	$2,412	$1,986	$426
Research & Development	532	485	47
Equity Based Compensation	839	3,623	(2,784)
Other General & Administrative	5,724	7,073	(1,349)
Litigation and Cost of Investigations	2,650	291	2,359
Employment Tax Withholding Charge	—	4,407	(4,407)

Total Operating Costs	$12,157	$17,865	$(5,708)

Operating costs were $12.2 million or 13.2% of net sales for the three months ended March 31, 2007 versus $17.9 million or 36.4% of net sales for the three months ended March 31, 2006. The decrease in expenses for the three months ended March 31, 2007 of $5.7 million from the three months ended March 31, 2006 was principally due to the following:

•	Lower equity based compensation expenses of $2.8 million due to fewer grants being awarded in 2007 as compared to 2006;

•

Lower general and administrative expenses due to lower salaries and lower legal and professional fees in 2007 compared to 2006, (we expect to continue to incur legal and professional fees in future periods associated with improving our accounting functions, systems of internal control and related issues); and

•

Operating costs for the first three months of 2006 included a charge to earnings of approximately $4.4 million for the employment tax withholding obligation relating to that period (that charge did not recur during 2007).

Offsetting these reductions were increased expenses for litigation and cost of investigations in the first three months of 2007 as compared to the first three months of 2006. We will continue to incur cost associated with the investigations described in Part II Item 1. in future periods and these costs could be material.

Interest expense for the three months ended March 31, 2007 was approximately $0.11 million compared to $0.17 million for the same period in 2006. The decrease is attributed to lower outstanding balances in our revolving line of credit.

The Company’s effective tax rate was 40.1% and (1.2%) for the three months ended March 31, 2007 and 2006, respectively. The tax benefit for the quarter ended March 31, 2006 was substantially less than the statutory federal rate primarily due to nondeductible financial statement equity based compensation expense and officer’s compensation expense in excess of the Internal Revenue Code Section 162(m) (“Section 162(m)”) annual limitation for performance based compensation. The Company’s effective tax rate for the quarter ended March 31, 2007 differed from the statutory rate primarily due to stock based compensation expense and disallowed meal and entertainment expenses.

Inflation and Changing Prices

Our profitability is dependent upon, among other things, our ability to anticipate and react to changes in the cost of key operating resources, including labor and raw materials. Substantial increases in costs and expenses could impact our operating results to the extent that such increases cannot be passed along to our customers. We take steps to mitigate the risk of rising prices by prudent purchasing practices and inventory management techniques. However, there can be no assurance that future supplies of raw materials and labor will not fluctuate due to market conditions outside of our ability to control.

Certain operating costs, such as taxes, insurance and other outside services continue to increase with the general level of inflation or higher, and may be subject to other cost and supply fluctuations outside of the Company’s control.

While we have been able to react to inflation through effective negotiation of our sales contracts, efficient purchasing practices, and constant management of our raw materials inventory levels, there can be no assurance that we will be able to do so in the future. Additionally, competitive conditions could limit our ability to pass on cost increases to our customers.

Liquidity and Capital Resources

We intend to fund our cash requirements with cash flows from operating activities and, when necessary, borrowings under our revolving line of credit. We believe these resources should be sufficient to meet our cash needs for the foreseeable future. As of March 31, 2007, our working capital was approximately $23.0 million compared to $19.3 million at December 31, 2006. The increase in working capital at March 31, 2007, as compared to December 31, 2006 is a function of profitable operations and lower outstanding borrowings on the revolving line of credit. Working capital fluctuates from year to year due to our policy of purchasing certain raw materials in advance when available to safeguard against shortages and credit terms given by us to our customers.

The accounts receivable days outstanding decreased to 35 days at March 31, 2007 as compared to 55 days at December 31, 2006. This reduction in days outstanding was primarily the result of an improvement in collections of receivables from our customers.

In order to meet the demands for working capital brought about by the volatility in sales experienced over the last four years and the credit terms given by us to our customers, we maintain a revolving credit line with a major financial institution pursuant to our Loan and Security Agreement, as amended (“Credit Agreement.”) The purpose of this facility is to provide liquidity when needed, on a short term basis. Our major material suppliers’ payment terms are normally 10 to 30 days from date of purchase. Any shortfall in working capital may lead us to borrow under our revolving credit line to maintain liquidity.

Originally, the terms of the Credit Agreement included both affirmative and negative covenants that are customary for a financing of this nature. Those covenants required us, among other things, to maintain a minimum (1) tangible net worth, (2) fixed charge coverage ratio and (3) minimum earnings before interest, taxes, depreciation and amortization. The agreement also contained certain restrictive covenants that limited our ability to pay dividends to common stockholders or repurchase treasury shares and that limited the amount of our capital expenditures to $2 million during any given year. Those restrictive covenants required us to obtain prior approval from the bank before paying Common Stock dividends or repurchasing shares of our common stock.

On April 12, 2006, we received a Notice of Events of Default and Reservation of Rights from the lender under the Credit Agreement. The notice asserted that certain events of default existed under the Credit Agreement as a result of (1) the announcement by us that investors should no longer rely on our previously issued interim financial statements for 2005 and that we would not timely file our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, (2) our announcement of the notification received from the American Stock Exchange of our failure to satisfy certain continuing listing standards and (3) our failure to deliver copies of the disclosure contained in our Current Reports on Form 8-K filed on April 3, 2006, and April 7, 2006, and related notices to the lender.

On April 3, 2007, we entered into an Amended and Restated Loan and Security Agreement (“Credit Facility”). This amended agreement provides for a three-year, $35 million revolving credit line available to our subsidiaries, jointly and severally, bearing interest at the prime rate plus 0.25% or, at our option, LIBOR plus 2.25%. Borrowings are available in the form of advances or letters of credit granted or issued against a percentage of our subsidiaries’ eligible accounts receivable and eligible inventory. The Credit Facility also includes financial covenants related to minimum sales and maximum capital expenditures, and further provides that on or prior to December 31, 2007, or if we maintain an available balance of $15 million under the amended agreement for each day between October 1, 2007, and June 29, 2008, then as late as June 29, 2008, we will agree to additional financial covenants including a (1) senior leverage ratio, (2) total leverage ratio, (3) minimum tangible net worth, (4) fixed charge coverage ratio and (5) minimum consolidated earnings before interest, taxes, depreciation and amortization. The Credit Facility is secured by substantially all of our assets.

Our capital expenditures for the three months ended March 31, 2007 were approximately $0.8 million, compared to $0.01 million for the three months ended March 31, 2006. We believe capital expenditures are necessary and reasonable to maintain optimal efficiency in our manufacturing processes. Our capital budget is intended to replace fixed asset equipment as needed and to take advantage of technological improvements that would improve productivity. Our capital expenditures for the first three months of 2007 and 2006 are indicative of our routine annual commitment to periodic replacement and equipment upgrades. We anticipate increasing capital expenditures in subsequent quarters to improve our systems for inventory control, manufacturing processes and accounting processes.

We believe that the existing Credit Facility, together with funds generated from operations, will be adequate to sustain operations, including projected capital expenditures, for the foreseeable future. There can be no assurance that we will be able to obtain further increases if needed. We may be required to explore other potential sources of financing (including the issuance of equity securities and, subject to the consent of our lender, other debt financing) if we experience escalating demands for our products. However, there can be no assurance that such sources will be available or, if available, provide terms satisfactory to us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not issue or invest in financial instruments or their derivatives for trading or speculative purposes. Our market risk is limited to fluctuations in interest rates pertaining to our borrowings under our $35 million Credit Facility. We therefore are exposed to market risk from changes in interest rates on funded debt. We can borrow at either the prime rate plus 0.25% or LIBOR plus 2.25%. Any increase in these reference rates could adversely affect our interest expense. Our current credit agreement provides for the establishment of performance pricing to be established at a future date. The change in the interest rates for 2006 was immaterial. The extent of market rate risk associated with fluctuations in interest rates is not quantifiable or predictable because of the volatility of future interest rates and business financing requirements. We use no derivative products to hedge or mitigate interest rate risk.

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

ITEM 4. CONTROLS AND PROCEDURES.

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of March 31, 2007. Our principal executive and financial officers supervised and participated in the evaluation. Based on the evaluation, and in light of the previously identified material weaknesses in internal control over financial reporting, as of December 31, 2006, described within the 2006 Annual Report on Form 10-K, our principal executive and financial officers each concluded that, as of March 31, 2007, our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s form and rules.

Changes in Internal Control Over Financial Reporting

Since December 31, 2006, including the period covered by this Quarterly Report, we have made certain changes to our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) which are likely to have a material effect on such controls. For a discussion of these changes, please refer to Item 9A. CONTROLS AND PROCEDURES in our Annual Report on Form 10-K for the period ended December 31, 2006.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

SEC Investigation

We are cooperating with investigations by the SEC and the United States Attorney’s Office for the Eastern District of New York. These investigations concern (1) executive compensation issues involving our former Chairman and Chief Executive Officer, our former Chief Operations Officer and our former Chief Financial Officer; (2) related party transactions with our former Chairman and Chief Executive Officer, his family members and entities controlled by him or his family members; (3) accounting errors and irregularities resulting in misstatements in our books and records and in our publicly filed financial statements; (4) material weaknesses in internal controls; and (5) income and payroll tax issues. These investigations stem from accounting irregularities and disclosure issues in the consolidated financial statements for the years ended December 31, 2004 and 2003, as well as in the quarterly financial reports for those years and for the first three quarters of 2005. As a result of the impact of these irregularities, we did not file a 10-K for the year ended December 31, 2005, nor did we file any interim reports on Form 10-Q for any of the quarters beyond September 30, 2005.

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

Securities Class Action and Shareholder Derivative Action

During the third and second quarters of 2005, a number of purported class action lawsuits were filed in the United States District Court for the Eastern District of New York against us and certain of our officers and directors. The actions were filed on behalf of purchasers of our publicly traded securities during various periods from November 18, 2003 though August 29, 2005. The complaints, which were substantially similar to one another, allege, among other things, that our public disclosures were false or misleading. The lawsuits alleged that our body armor products were defective and failed to meet the standards of our customers, and that these alleged facts should have been publicly disclosed. The lawsuits were ultimately consolidated into a single class action.

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

On July 31, 2006, we completed the funding of, and deposited into escrow the $22.3 million portion of the cash settlement to be provided by us, which was funded by certain transactions entered into by us and our former Chairman and Chief Executive Officer. Our directors’ and officers’ liability insurers funded the remaining portion of the cash settlement, $12.9 million, pursuant to buyouts of the policies. In addition to the cash portion, the settlement called for the issuance of 3,184,713 shares of our common stock.

Of the settlement amounts funded on July 31, 2006, we obtained $7.5 million from the proceeds of the exercise by our former Chairman and Chief Executive Officer of a warrant held by him to acquire 3,000,000 shares of our common stock at an exercise price of $2.50 per share. The warrant, granted to our former Chairman and Chief Executive Officer pursuant to a warrant agreement dated July 1, 2005, originally had an exercise price of $1.00 per share and originally vested and became exercisable with respect to 750,000 shares on each of July 1, 2007, 2008, 2009 and 2010. As part of the settlement, and pursuant to a warrant exercise agreement described below between us and our former Chairman and Chief Executive Officer, the warrants were accelerated and the exercise price was increased to $2.50 per share. If the settlement is not approved, we are required to cause to be paid to our former Chairman and Chief Executive Officer from the settlement funds being held in escrow $4.5 million, which is the difference between the warrant exercise price of $1.00 per share set forth in the Warrant Agreement and the elevated exercise price of $2.50, multiplied by the 3,000,000 shares involved. Pursuant to the Memorandum of Understanding, the remaining $14.8 million of the amount paid by us for the settlement was funded by our former Chairman and Chief Executive Officer through a purchase in a private placement transaction of 3,007,099 shares of our common stock at a price of $4.93 per share. In the event the settlement is not approved, our former Chairman and Chief Executive Officer has the right to sell some or all of these shares back to us in exchange for the amount he paid.

In order to complete the transactions contemplated in the Memorandum of Understanding, on July 31, 2006, we entered into the following agreements with our former Chairman and Chief Executive Officer:

•	a release agreement and contractual undertakings;

•	a securities purchase agreement;

•	a warrant exercise agreement; and

•	a registration rights agreement.

Pursuant to the release agreement, our former Chairman and Chief Executive Officer resigned from his position as a member of our Board of Directors and from all other positions held by him in the Company or any of our subsidiaries or affiliates. These resignations were effective July 31, 2006. The release agreement contains general releases from us to our former Chairman and Chief Executive Officer and from him to us. If, however, the settlement is not approved by the court on the same material terms as referred to in the Memorandum of Understanding or if the settlement otherwise does not become effective despite the reasonable best efforts of the parties, the general releases become null and void. Additionally, the former Chairman and Chief Executive Officer agreed to pay all taxes attributable to personal income received by him from the Company, including any fines, penalties or back taxes incurred by us as a result of such income.

Pursuant to the terms of the securities purchase agreement, we sold 3,007,099 shares of our common stock directly to our former Chairman and Chief Executive Officer at a price of $4.93 per share. We received proceeds of $14.8 million from this sale, which were used to partially fund the above-mentioned settlement.

Pursuant to the warrant exercise agreement, we permitted our former Chairman and Chief Executive Officer to exercise warrants to purchase 3,000,000 shares of common stock that would otherwise not have been exercisable until 2007, 2008, 2009 and 2010, and increased the exercise price of the warrants from $1.00 per share to $2.50 per share.

The registration rights agreement requires for us to register for resale under the Securities Act of 1933, as amended, the shares acquired by our former Chairman and Chief Executive Officer pursuant to the securities purchase agreement and warrant exercise agreement described above. We are not obligated to file a registration statement until after such time as we become current in our filing obligations under the Securities Exchange Act of 1934, as amended.

A Stipulation of Settlement, dated as of November 30, 2006, which contains the terms of the settlement initially outlined in the Memorandum of Understanding, was executed on behalf of the parties, and first submitted to the United States District Court, Eastern District of New York for its approval on December 15, 2006.

In July of 2007, the United States District Court, Eastern District of New York, granted the lead plaintiffs’ motion for preliminary approval of the above-described settlements of the class action and derivative action. The court held a hearing on October 5, 2007, to consider and determine whether to grant final approval of the settlement. The Court took no action at the hearing, and indicated that it would issue a decision no sooner than 45 days after the hearing (or November 17, 2007) in order to allow the Commercial Litigation Division of the U.S. Justice Department, which had been notified of the settlement pursuant to the Class Action Fairness Act, to determine if it wished to make an objection to the settlement. There can be no assurance that the court will grant final approval of the settlement.

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

ITEM 1A. RISK FACTORS.

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

On July 13, 2006, we signed a Memorandum of Understanding to settle the securities class action and the shareholder derivative action. A Stipulation of Settlement, dated as of November 30, 2006, which contains the terms of the settlement initially outlined in the Memorandum of Understanding, was executed on behalf of the parties and first submitted to the United States District Court, Eastern District of New York for its approval on December 15, 2006, and received preliminary approval on July 3, 2007. See Part II Item 1. LEGAL PROCEEDINGS. The class would receive $34.9 million in cash and 3,184,713 shares of our common stock under the settlement. The derivative action is being settled in consideration of the adoption of certain corporate governance provisions and payment of $0.3 million in legal fees and expenses to the lead counsel in the derivative action.

There can be no assurance whether or when the court will grant final approval of the proposed settlement, which would resolve both the class and derivative actions. On October 5, 2007, the court held a final fairness hearing on the settlement. At such hearing the court indicated that it would not issue a ruling before November 17, 2007. Please see Part II Item 1. LEGAL PROCEEDINGS. If the court does not grant final approval of the proposed settlement, we cannot predict what the ultimate outcome of this matter will be.

We face continuing risks in connection with the restatement of our financial statements for the years ended December 31, 2004 and 2003, as discussed in Note 2 of the Consolidated Financial Statements to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, our management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006. We identified a number of material weaknesses in our internal control over financial reporting and concluded that, as of December 31, 2006, we did not maintain effective control over financial reporting based in part on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. For a detailed description of these material weaknesses, see Item 9A. CONTROLS AND PROCEDURES in our Annual Report on Form 10-K for the year ended December 31, 2006. Each of the material weaknesses results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected. As a result, we must perform extensive additional work to obtain reasonable assurance regarding the reliability of our financial statements. Even with this additional work, given the number of material weaknesses identified, there is a risk of additional errors not being prevented or detected, which could result in additional restatements. Moreover, other material weaknesses may be identified.

We have extensive work remaining to remedy the material weaknesses in our internal control over financial reporting.

We are in the process of remedying the identified material weaknesses, and this work will continue during 2007 and perhaps beyond. For a detailed description of these remedial efforts, see Item 9A. CONTROLS AND PROCEDURES in our Annual Report on Form 10-K for the year ended December 31, 2006. There can be no assurance as to when all of the material weaknesses will be remedied. Until the remedial efforts are completed, management will continue to devote significant time and attention to these efforts, which may be to the detriment of our operations. We will continue to incur expenses associated with the additional procedures and resources required to prepare our consolidated financial statements. Certain of the remedial actions, such as hiring additional qualified personnel to implement reconciliation and review procedures, will be ongoing and will result in us incurring additional costs even after the material weaknesses are remedied. As a result, our financial condition and results of operation may be negatively affected by the cost of these remediation measures.

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

As a contractor to the U.S. government, we must comply with laws and regulations relating to the formation, administration and performance of the federal government contracts that affect how we do business with our U.S. government customers and may impose added costs on our business. These rules generally favor the U.S. government’s contractual position. For example, these regulations and laws include provisions that subject contracts we have been awarded to protest or challenge by unsuccessful bidders and unilateral termination, reduction or modification by the U.S. government. The accuracy and appropriateness of certain costs and expenses used to substantiate direct and indirect costs for the U.S. government under contracts are subject to extensive regulation and audit by the Defense Contract Audit Agency, an arm of the Department of Defense. Responding to governmental audits, inquiries or investigations may involve significant expense and divert our management’s attention from our business operations. Failure to comply with these or other laws and regulations could result in contract termination, suspension or debarment from contracting with the federal government, civil fines and damages and criminal prosecution and penalties, any of which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

Our stock price is volatile.

The market price and trading volume of our common stock is subject to significant volatility and this trend may continue. The general economic, political, and stock market conditions that may affect the market prices of our common stock are beyond our control. The value of our common stock may decline regardless of our operating performance or prospects. Factors affecting market price include (but are not limited to) variations in our operating results and whether we have achieved our key business targets, the limited number of shares of our common stock available for purchase or sale in the public markets, sales or purchases of large blocks of stock, changes in, or failure to meet, earnings estimates, changes in securities analysts’ buy/sell recommendations, differences between reported results and those expected by investors and securities analysts and announcements of new contracts by us or our competitors. In the past, securities class action litigation has been instituted against companies following periods of volatility in the market price of their securities. We are presently a defendant in such litigation. Additionally, we are being investigated by the SEC and the U.S. Department of Justice. The outcome of these investigations could result in increased volatility of the market price of our common stock. See Part II Item 1.LEGAL PROCEEDINGS.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

From April 12, 2006 through April 3, 2007, we were in default under our then existing Loan and Security Agreement and operated under various forbearance agreements, and at certain times, had no forbearance. Please refer to our Current Reports on Form 8-K filed on April 18, 2006, August 28, 2006, November 6, 2006 and January 25, 2007. On April 3, 2007, we entered into an Amended and Restated Loan and Security Agreement. Please refer to our Current Report on Form 8-K filed on April 5, 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS

Exhibit	Description
10.1	Employment Agreement, dated March 29, 2007 by and between the Company and Larry Ellis (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed October 1, 2007).

10.2	Warrant Award Certificate issued to Larry Ellis on March 29, 2007 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed October 1, 2007).

10.3	Board of Directors Compensation Policy, effective as of January 1, 2007 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed October 1, 2007).

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POINT BLANK SOLUTIONS, INC.

Dated	October 5, 2007	/s/ Larry Ellis
President and Chief Executive Officer (Principal Executive Officer)

Dated	October 5, 2007	/s/ James F. Anderson
Chief Financial Officer, Senior Vice President and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit	Description
10.1	Employment Agreement, dated March 29, 2007 by and between the Company and Larry Ellis (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed October 1, 2007).

10.2	Warrant Award Certificate issued to Larry Ellis on March 29, 2007 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed October 1, 2007).

10.3	Board of Directors Compensation Policy, effective as of January 1, 2007 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed October 1, 2007).

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.