Form 10-Q
period 2007-06-30
POINT BLANK SOLUTIONS, INC.
filed 2007-10-09
CIK 899166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

DHB Industries, Inc.

(Former Name, Former Address and Former Fiscal Year if Changed Since Last Report)

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

In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements in future or conditional tenses or, include terms such as “believes,” “belief,” “expects,” “intends,” “anticipates” or “plans” to be uncertain and forward-looking. Forward-looking statements may include comments as to Point Blank Solutions, Inc.’s (“the Company”) beliefs and expectations as to future events and trends affecting its business. Forward-looking statements are based upon management’s current expectations concerning future events and trends and are necessarily subject to uncertainties, many of which are outside of the Company’s control. The factors stated under the heading “Cautionary Statements and Risk Factors” set forth in Part II, Item 1A. RISK FACTORS, as well as other factors, could cause actual results to differ materially from those reflected or predicted in forward-looking statements.

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

PART I

Item 1.	FINANCIAL STATEMENTS

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	(Unaudited) June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$35	$177
Restricted cash	35,200	35,200
Accounts receivable, less allowance for doubtful accounts of $134 and $911, respectively	36,261	38,087
Inventories, net	32,997	32,210
Deferred income tax assets	35,732	38,125
Prepaid expenses and other current assets	2,866	2,326

Total current assets	143,091	146,125

Property and equipment, net	3,727	1,825
Other assets	1,111	249

Total assets	$147,929	$148,199

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$6,945	$8,425
Accounts payable	19,789	17,626
Accrued expenses and other current liabilities	7,991	12,912
Reserve for class action settlement	39,372	39,372
Vest replacement program obligation	4,160	6,054
Income taxes payable	4,352	5,904
Employment tax withholding obligation	35,746	36,483

Total current liabilities	118,355	126,776

Other liabilities	584	852

Total liabilities	118,939	127,628

Commitments and contingencies
Minority interest in consolidated subsidiary	350	253

Contingently redeemable common stock (related party)	19,326	19,326

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 48,016,836 million shares issued and outstanding	48	48
Additional paid in capital	82,606	80,903
Accumulated deficit	(73,340)	(79,959)

Total stockholders’ equity	9,314	992

Total liabilities and stockholders’ equity	$147,929	$148,199

(See Notes to Condensed Consolidated Financial Statements)

POINT BLANK SOLUTIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net sales	$93,517	$73,948	$185,627	$123,002
Cost of goods sold	76,704	56,774	150,149	94,209

Gross profit	16,813	17,174	35,478	28,793

Selling, general and administrative expenses	10,069	18,308	19,576	31,475
Litigation and cost of investigations	2,510	2,986	5,160	3,277
Income tax withholding charge (credit)	(737)	—	(737)	4,407

Total operating cost	11,842	21,294	23,999	39,159

Operating income (loss)	4,971	(4,120)	11,479	(10,366)

Interest expense	166	446	280	617
Other (income) expense	(10)	(6)	(16)	(4)

Total other (income) expense	156	440	264	613

Income (loss) before income tax expense (benefit)	4,815	(4,560)	11,215	(10,979)

Income tax expense (benefit)	1,930	(98)	4,497	(172)

Income (loss) before minority interest of subsidiary	2,885	(4,462)	6,718	(10,807)
Less minority interest of subsidiary	44	38	98	57

Net income (loss)	2,841	(4,500)	6,620	(10,864)

Basic income (loss) per common share	$0.06	$(0.10)	$0.13	$(0.24)

Diluted income (loss) per common share	$0.06	$(0.10)	$0.13	$(0.24)

Basic and Diluted income (loss) per contingently redeemable common share	$0.06		$0.13

(See Notes to Condensed Consolidated Financial Statements)

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$3,484	$(4,704)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of property and equipment	(2,202)	(164)

Net cash used in investing activities	(2,202)	(164)

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash (payments) receipts under line of credit	(1,480)	9,148
Bank overdraft	56	272
Stock repurchased	—	(3,132)
Exercise of stock warrants	—	1,499

Net cash provided by financing activities	(1,424)	7,787

Net (decrease) increase in cash and cash equivalents	(142)	2,919
Cash and cash equivalents at beginning of period	177	1,283

Cash and cash equivalents at end of period	$35	$4,202

(See Notes to Condensed Consolidated Financial Statements)

POINT BLANK SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 1. BASIS OF PRESENTATION

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Point Blank Solutions, Inc. (formerly known as DHB Industries, Inc.) and subsidiaries (“PBSI,” or the “Company”) as of June 30, 2007 and for the six months and three months ended June 30, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The unaudited financial statements include all adjustments, consisting only of normal and recurring adjustments, which, in the opinion of management, were necessary for a fair presentation of financial condition, results of operations and cash flows for such periods presented. However, these results of operations for the interim periods are not necessarily indicative of the results for any other interim periods or for an entire year.

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

Restricted Cash

Restricted cash includes $35,200 as of June 30, 2007, and December 31, 2006, which was held in escrow to fund the proposed settlements of the class action and derivative action (see Note 4 for further information).

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

Note 2. INVENTORIES

The components of inventories as of June 30, 2007 and December 31, 2006 are as follows:

	June 30, 2007	December 31, 2006
Raw materials	$17,783	$18,963
Work in process	4,643	5,733
Finished goods	10,571	7,514

	$32,997	$32,210

Note 3. DEBT

Effective March 15, 2004, and prior to April 12, 2006, the Company’s Loan and Security Agreement, as amended (the “Credit Agreement”), consisted of both a revolving credit facility and a term loan. Borrowings under the Credit Agreement bore interest, at the Company’s option, at the bank’s prime rate or LIBOR plus 1.75% per annum on the revolving credit facility and at the bank’s prime rate or LIBOR plus 2.25% on the term loan portion, as LIBOR is set from time to time. The borrowings under the Credit Agreement were collateralized by a first security interest in substantially all of the assets of the Company. In addition, the Credit Agreement included both affirmative and negative covenants customary for a financing of this nature. The Credit Agreement, among other things, required the Company to maintain a minimum (i) tangible net worth, as defined, (ii) fixed charge coverage ratio, and (iii) earnings before interest, taxes, depreciation and amortization. The Credit Agreement further limited the amount of capital expenditures that the Company was able to incur in any fiscal year and the payment of dividends.

On April 12, 2006, the Company received a Notice of Events of Default and Reservation of Rights from the lender under the Credit Agreement. The events of default related to (i) non-reliance on 2005 interim financial statements and a delay in filing the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (ii) the receipt by the Company of a notice from the American Stock Exchange of failure to satisfy certain continued listing standards, and (iii) our failure to deliver copies of the disclosure contained in our Current Reports on Form 8-K filed on April 3, 2006 and April 7, 2006, and related notices to the lender.

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

Note 4. COMMITMENTS AND CONTINGENCIES

SEC Investigation

The Company is subject to ongoing investigations by the SEC and the United States Attorney’s Office for the Eastern District of New York. The Company is cooperating fully with these investigations. These investigations concern (1) executive compensation issues involving the Company’s former Chairman and Chief Executive Officer (“CEO”), David H. Brooks, former Chief Operating Officer (“COO”), Sandra Hatfield, and former Chief Financial Officer (“CFO”), Dawn Schlegel; (2) the Company’s related party transactions with its former Chairman and CEO, his family members, and entities controlled by him or his family members; (3) accounting errors and irregularities resulting in misstatements in the Company’s books and records and in its publicly filed financial statements; (4) material weaknesses in internal controls; and (5) income and payroll tax issues. These investigations stem from accounting irregularities and disclosure issues in the consolidated financial statements for the years ended December 31, 2004 and 2003, as well as in the quarterly financial reports for those years and for the first three quarters of 2005. As a result of the impact of these irregularities, the Company did not file a 10-K for the year ended December 31, 2005, nor did it file any interim reports on Form 10-Q for any of the quarters beyond September 30, 2005. The Company filed a comprehensive Form 10-K on October 1, 2007, which included its consolidated financial statements and information for the years ended December 31, 2006, 2005, 2004 and 2003.

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

Securities Class Action and Derivative Shareholder Lawsuits

During the third and second quarters of 2005, a number of purported class action lawsuits were filed in the United States District Court for the Eastern District of New York against the Company and certain of the Company’s officers and directors. The actions were filed on behalf of purchasers of the Company’s publicly traded securities during various periods from November 18, 2003, though August 29, 2005. The complaints, which were substantially similar to one another, allege, among other things, that the Company’s public disclosures were false or misleading. The lawsuits alleged that the Company’s body armor products were defective and failed to meet the standards of its customers, and that these alleged facts should have been publicly disclosed. The lawsuits were ultimately consolidated into a single class action.

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

The Company does not believe that it will be required to discharge the liability of former senior management personnel for income tax withholding obligations. Moreover, to the extent that the Company is required to discharge employee income tax withholding obligations for other current and former employees, management intends to seek recovery of those amounts from the affected employees. In July 2006, the former Chairman and CEO signed a Release Agreement and Contractual Undertaking with the Company in which he represented, warranted and covenanted that he has paid (or will pay) all taxes (including without limitation federal and state, Social Security, Medicare, FICA or other withholding taxes or similar amounts) attributable to personal income received by him from the Company, including any fines, penalties or back taxes incurred by the Company solely as a result of personal income paid to him. The Company intends to pursue recovery from its former Chairman and CEO for any of the foregoing amounts ultimately due and payable by the Company to the taxing authorities. At June 30, 2007, the income tax withholding obligations that may be recoverable from current and former employees were $34,244 (including $30,394 from the former Chairman and CEO, $1,084 from the former CFO and $1,543 from the former COO). The employer’s share of the employment tax withholding obligations was $1,474 at June 30, 2007, and accrued penalties (excluding amounts recoverable from the Company’s former Chairman and CEO) were $766.

During the second quarter of 2007, the statute of limitations for the 2003 Employment Tax Withholding Obligations expired and accordingly the charge and related liability originally recorded during 2003 (totaling $737) was reversed during the second quarter of 2007.

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

Note 5. EQUITY AWARDS

Warrants to purchase 900,000 shares of the Company’s common stock at an exercise price of $3.46 were granted to the President and CEO of the Company during the six months ended June 30, 2007. The fair value of these warrants was determined at the date of grant using the Black-Scholes warrant pricing model. The fair value of warrants is amortized over the period they are earned, in our case, the vesting period.

A total of 213,545 deferred stock awards were issued to non-employee members of the Company’s Board of Directors during the first six months of 2007.

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

Basic income (loss) per common share calculations is based on the weighted average number of common shares outstanding during each period: 48,016,836 and 44,921,836 shares for the three and six months ended June 30, 2007 and 2006 respectively. For the three and six months ended June 30, 2006 the Company’s common stock warrants outstanding are anti-dilutive with respect to the calculation of fully-diluted loss per share. Consequently, the effect of these warrants is not included in the calculation of fully diluted loss per share for 2006.

The computation of basic and diluted income (loss) per common share is as follows:

	For the Three Months Ended June 30.		For the Six Months Ended June 30.
	2007	2006	2007	2006

Net income (loss)	$2,841	$(4,500)	$6,620	$(10,864)
Less: net income attributable to contingently redeemable common shareholder	(167)	—	(390)	—

Net income (loss) attributable to common shareholders	2,674	$(4,500)	6,230	$(10,864)

Weighted-average shares	48,016,836	44,921,836	48,016,836	44,921,836

Basic income (loss) per common share	$0.06	$(0.10)	$0.13	$(0.24)

Common stock equivalents-warrants	284,000	—	284,000	—

Weighted-average shares fully diluted	48,300,836	—	48,300,836	—

Fully diluted income (loss) per common share	0.06	$(0.10)	0.13	$(0.24)

Contingently redeemable common shares
Net income attributable to contingently redeemable common shareholder	$167		$390

Weighted-average contingently redeemable common shares	3,007,099		3,007,099

Basic and diluted income (loss) per contingently redeemable common share	$0.06		$0.13

Note 7. PROVISION FOR INCOME TAXES

The Company adopted the provisions of FIN 48 on January 1, 2007. As of December 31, 2006, the Company had a contingent income tax liability of $8.9 million that was included in “Income taxes payable” in the accompanying Condensed Consolidated Balance Sheets. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits.

As of January 1, 2007, the Company had $8.9 million of unrecognized tax benefits, of which $8.7 million would, if recognized, decrease the Company’s effective tax rate. There have been no material changes to these amounts during the six months ended June 30, 2007. With the exception of amounts that are under examination by income tax authorities, for which an estimate can not be made due to uncertainties, the Company does not believe it is reasonably possible that its unrecognized tax benefits will significantly change within the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of January 1, 2007 and June 30, 2007 the Company had no accrued interest and penalties related to its uncertain tax positions.

The tax years 2003 to 2006 remain open to examinations in the United States and various state taxing jurisdictions. The tax years 2002 to 2006 remain open to examination by the New York state taxing authorities.

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

The Company’s effective tax rate was 40.1% and 1.1% for the six months ended June 30, 2007 and 2006, respectively. The tax benefit for the quarter ended June 30, 2006 was substantially less than the statutory federal rate primarily due to nondeductible financial statement equity based compensation expense and officer’s compensation expense in excess of the Internal Revenue Code Section 162(m) (“Section 162(m)”) annual limitation for performance based compensation. The Company’s effective tax rate for the six months ended June 30, 2007 differed from the statutory rate primarily due to state income tax expense.

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

We are a leading manufacturer and provider of bullet- and projectile-resistant garments, fragmentation protective vests, slash and stab protective armor and related ballistic accessories, which are used domestically and internationally by military, law enforcement, security and corrections personnel, as well as governmental agencies. We also manufacture and distribute sports medicine, health support and other products, including a variety of knee, ankle, elbow, wrist and back supports and braces that assist serious athletes, weekend sports enthusiasts and general consumers in their respective sports and everyday activities. On October 1, 2007, we changed our name from DHB Industries, Inc. to Point Blank Solutions, Inc., pursuant to a merger, of a wholly-owned subsidiary of the Company with and into DHB Industries, Inc.

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

We derive substantially all of our revenue from sales of our products. Our ability to maintain recent revenue levels is highly dependent on continued demand for body armor and projectile-resistant clothing. There is no assurance, however, that in the event that governmental agencies refocus their expenditures due to changed circumstances, that will be able to diversify into alternate markets or alternate products, or that we will be able to increase market share through acquisitions of other businesses.

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

Critical Accounting Policies

Our management believes that our critical accounting policies include:

Revenue recognition —We recognize revenue when it is realized or realizable and has been earned. Product revenue is recognized when persuasive evidence of an arrangement exists, the product has been delivered and legal title and all risks of ownership have been transferred, written contract and sales terms are complete, customer acceptance has occurred and payment is reasonably assured. Returns are minimal and do not materially affect our consolidated financial statements.

Inventories —Inventories are stated at the lower of cost (determined on the first-in, first-out basis) or market. An allowance for potential non-saleable inventory due to excess stock or obsolescence is based upon a detailed review of inventory components, past history, and expected future usage.

Accounting Change—Stock Compensation —On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (SFAS 123R), which revises SFAS No. 123, “Accounting for Stock Based Compensation” (SFAS 123) and supersedes Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (APB 25). SFAS 123R requires that new, modified and unvested equity-based payment transactions with employees, such as stock options (which we refer to as warrants) and restricted stock, be recognized in our consolidated financial statements based on their fair value and be recognized as compensation expense over the service period, in our case, the vesting period. We adopted SFAS 123R using the modified retrospective method.

Income taxes —We use the asset and liability approach to account for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Result of Operations

SIX MONTHS ENDED JUNE 30, 2007, COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2006

ANALYSIS OF NET SALES

Six Months Ended June 30, 2007 and 2006

(Dollars in Thousands)

	2007		2006		Dollar Change
Gross Sales
Military and Federal Government	159,488	85.9%	93,670	76.1%	65,818
Domestic/Distributors	22,291	12.0%	24,005	19.5%	(1,714)
International	476	0.3%	630	0.5%	(154)
Sports and Health Products	3,855	2.1%	4,782	3.9%	(927)
Other	32	0.0%	85	0.1%	(53)

Total	186,142	100.3%	123,172	100.1%	62,970
Less Discounts, Returns and Allowances	515	0.3%	170	0.1%	345

Net Sales	$185,627	100.0%	$123,002	100.0%	$62,625

For the six months ended June 30, 2007, our consolidated net sales were approximately $185.6 million, an increase of 50.9% over consolidated net sales of $123.0 million for the six months ended June 30, 2006. Armor products net sales increased 53.8% from $118.2 million for the six months ended June 30, 2006 to $181.8 million for the six months ended June 30, 2007 due primarily to substantially increased shipments to the U.S. military. The sports product net sales were $3.9 million and $4.8 million for the six months ended June 30, 2007 and 2006 respectively.

The 50.9% increase in sales for the first six months of 2007 compared with the first six month period in 2006 is a result of a pricing strategy on specific contracts and accelerating deliveries on orders for the Army and Law Enforcement. During 2007, we targeted certain contract opportunities for aggressive pricing strategy. In developing this strategy we recognized the change in the competitive environment from historical limited capabilities to a more robust industry. Additionally, our Company had to overcome the stigma of an ongoing investigation of our former Chairman and Chief Executive Officer (“CEO”), as well as our former Chief Financial Officer and former Chief Operating Officer. These changes created a challenge and an opportunity to reshape our focus and strategy to better support our plans to grow market share and sales.

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

We believe that it is important to understand the nature of contracting with the federal government and the possible effect from the federal fiscal year on our third quarter results in any given year. The federal government ends its fiscal year on September 30th which corresponds to the third quarter of our fiscal year. Frequently, there may be events surrounding the U.S. and Defense budgets that make our third quarter results uneven. These include availability of year-end monies to accomplish important last minute contracts for supplies and services, enactment of a continuing resolution which limits spending to the previous year’s level until a budget is signed into law, late approval of a new budget, use and timing of a supplemental appropriation, and several other possible events. Some of these outcomes may increase our third quarter results of operations and others may reduce third quarter results of operations. In general, these issues are typically resolved prior to the end of our fourth quarter. Although we do not currently offer guidance and might not in the future, we believe that it is important for all investors to adequate understand the U.S. Government’s budget process and the potential impact on our third quarter results of operations.

Gross profit for the six months ended June 30, 2007 was approximately $35.5 million (19.1% of net sales), as compared to approximately $28.8 million for the same period in 2006 (23.4% of net sales). Gross profit margin for the year ended December 31, 2006 was 22.8% of net sales. The decline in gross profit margin as a percentage of net sales is due to an increase in material costs, which are in limited supply, and the constraints on price increases in our large military contracts as well as a highly competitive market. In order to capture a greater share of this market, we adopted an aggressive pricing structure on certain military contracts. Improving gross margin will require passing material cost increases to our customers, enhancing the manufacturing process, planning inventory purchases carefully or reducing costs. These initiatives will be balanced with a marketing and sales strategy that addresses the highly competitive environment.

OPERATING COSTS

Six Months Ended June 30,

(Dollars in Thousands)

	2007	2006	Dollar Change
Selling & Marketing	$4,932	$4,517	$415
Research & Development	976	993	(17)
Equity Based Compensation	1,704	7,366	(5,662)
Other General & Administrative	11,964	18,599	(6,635)
Litigation and Cost of Investigations	5,160	3,277	1,883
Employment Tax Withholding Charge (Credit)	(737)	4,407	(5,144)

Total Operating Costs	$23,999	$39,159	$(15,160)

Operating costs were $24.0 million or 12.9 % of net sales for the six months ended June 30, 2007 versus $39.2 million or 31.8% of net sales for the six months ended June 30, 2006. The decrease in operating costs for the six months ended June 30, 2007 of $15.2 million from the six months ended June 30, 2006 was principally due to the following:

•	Lower equity based compensation expenses due to fewer warrant grants being awarded in 2007 as compared to 2006.

•

Lower general and administrative expenses are due to lower salaries and lower legal and professional fess in 2007 as compared to 2006. We expect to continue to incur legal and professional fees in future periods associated with improving our accounting functions, systems of internal control and related issues.

•

Operating costs for the first six months of 2007 included a credit of approximately $0.8 million. During the second quarter of 2007, the statute of limitations for the 2003 employment tax withholding obligations expired and accordingly the charge and related liability originally recorded during 2003 were reversed. Operating costs for the first six months of 2006 include a charge to earnings of approximately $4.4 million for the employment tax withholding obligation relating to that period.

Offsetting these reductions were increased expenses for litigation and cost of investigations in the first six months of 2007 as compared to the first six months of 2006. We will continue to incur cost associated with the investigations described in Part II Item 1. in Legal Proceedings.

Interest expense for the six months ended June 30, 2007 was approximately $0.3 million compared to $ 0.6 for the same period in 2006. The decrease is attributable to lower outstanding balances in our revolving line of credit.

The Company’s effective tax rate was 40.1% and 1.1% for the six months ended June 30, 2007 and 2006, respectively. The tax benefit for the six months ended June 30, 2006 was substantially less than the statutory federal rate primarily due to nondeductible financial statement equity based compensation expense and officer’s compensation expense in excess of the Internal Revenue Code Section 162(m) (“Section 162(m)”) annual limitation for performance based compensation. The Company’s effective tax rate for the six months ended June 30, 2007 differed from the statutory rate primarily due to stock based compensation expense and disallowed meal and entertainment expenses.

THREE MONTHS ENDED JUNE 30, 2007, COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2006

ANALYSIS OF NET SALES

Three Months Ended June 30, 2007 and 2006

(Dollars in Thousands)

	2007		2006		Dollar Change
Gross Sales
Military and Federal Government	79,121	84.6%	60,648	82.0%	18,473
Domestic/Distributors	12,323	13.2%	10,792	14.6%	1,531
International	65	0.1%	250	0.3%	(185)
Sports and Health Products	2,230	2.4%	2,357	3.2%	(127)
Other	18	0.0%	7	0.0%	11

Total	93,757	100.3%	74,054	100.1%	19,703
Less Discounts, Returns and Allowances	240	0.3%	106	0.1%	134

Net Sales	$93,517	100.00%	$73,948	100.0%	$19,569

For the three months ended June 30, 2007, our consolidated net sales were approximately $93.5 million, an increase of 26.4% over consolidated net sales of $74.0 million for the three months ended June 30, 2006. Armor products net sales increased 27.5% from $71.6 million for the three months ended June 30, 2006 to $91.3 million for the three months ended June 30, 2007 due primarily to substantially increased shipments to the U.S. military.

Gross profit for the quarter ended June 30, 2007 was approximately $16.8 million (18.0% of net sales), as compared to approximately $17.2 million for the three months ended June 30, 2006 (23.2% of net sales). The decline in gross profit margin as a percentage of net sales is due to an increase in material costs, which are in limited supply, and the constraints on price increases in our large military contracts as well as a highly competitive market. In order to capture a greater share of this market, we adopted an aggressive pricing structure on certain military contracts. In the coming quarters improving gross margin will require passing material cost increases to our customers, enhancing the manufacturing process, planning inventory purchases carefully or reducing costs. These initiatives will be balanced with a marketing and sales strategy that assures success in a highly competitive environment.

OPERATING COST

Three Months Ended June 30,

(Dollars in Thousands)

	2007	2006	Dollar Change
Selling & Marketing	$2,520	$2,531	$(11)
Research & Development	444	508	(64)
Equity Based Compensation	868	3,743	(2,875)
Other General & Administrative	6,237	11,526	(5,289)
Litigation and Cost of Investigations	2,510	2,986	(476)
Employment Tax Withholding Credit	(737)	—	(737)

Total Operating Costs	$11,842	$21,294	$(9,452)

Operating costs were $11.8 million or 12.7 % of net sales for the three months ended June 30, 2007 as compared to $21.3 million or 28.8% of net sales for the three months ended June 30, 2006. The decrease in expenses for the three months ended June 30, 2007 of $9.5 million from the three months ended June 30, 2006 was principally due to the following:

•	Lower equity based compensation expenses due to fewer warrant grants in 2007 as compared to 2006;

•

Lower general and administrative expenses are due to lower salaries and lower legal and professional fees in 2007 compared to 2006. We expect to continue to incur legal and professional fees in future periods associated with improving our accounting functions, systems of internal control and related issues.

•

Operating costs for the second quarter of 2007 include a credit of approximately $0.8 million. During the second quarter of 2007, the statute of limitations for the 2003 employment tax withholding obligations expired and accordingly the charge and related liability originally recorded during 2003 was reversed.

•

Offsetting these reductions were increased expenses for litigation and cost of investigations in the first six months of 2007 as compared to the first six months of 2006. We will continue to incur cost associated with the investigations in future periods described in Part II Item 1 in Legal Proceedings.

Interest expense for the three months ended June 30, 2007 was approximately $0.2 million compared to $0.5 for the same period in 2006. The decrease is attributed to lower outstanding balances in our revolving credit facility.

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

Certain operating costs, such as taxes, insurance and other outside services continue to increase with the general level of inflation or higher, and may be subject to other cost and supply fluctuations outside of our control.

While we have been able to react to inflation through effective negotiation of our sales contracts, efficient purchasing practices, and constant management of our raw materials inventory levels, there can be no assurance that we will be able to do so in the future. Additionally, competitive conditions could limit our ability to pass on cost increases to its customer.

Liquidity and Capital Resources

We intend to fund our cash requirements with cash flows from operating activities and, when necessary, borrowings under our revolving line of credit. We believe these resources should be sufficient to meet our cash needs for the foreseeable future. As of June 30, 2007, our working capital was approximately $24.7 million compared to $19.3 million at December 31, 2006. The increase in working capital at June 30, 2007, as compared to December 31, 2006 is a function of profitable operations and lower outstanding borrowings on the revolving line of credit. Working capital fluctuates from year to year due to our policy of purchasing certain raw materials in advance when available to safeguard against shortages and credit terms given by us to our customers.

The accounts receivable days outstanding decreased to 35 days at June 30, 2007 as compared to 55 days at December 31, 2006. This reduction in days outstanding was primarily the result of an improvement in collections of receivables from our customers.

In order to meet the demands for working capital brought about by the volatility in sales experienced over the last four years and the credit terms given by us to our customers, we maintain a revolving credit line with a major financial institution pursuant to our Loan and Security Agreement, as amended (“Credit Agreement”). The purpose of this facility is to provide liquidity when needed, on a short term basis. Our major material suppliers’ payment terms are normally 10 to 30 days from date of purchase. Any shortfall in working capital may lead us to borrow under our revolving credit line to maintain liquidity.

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

Our capital expenditures for the six months ended June 30, 2007 were approximately $2.2 million, compared to $0.2 million for the first six months of 2006. We believe capital expenditures are necessary and reasonable to maintain optimal efficiency in our manufacturing processes. Our capital budget is intended to replace fixed asset equipment as needed and to take advantage of technological improvements that would improve productivity. Our capital expenditures during the first six months of 2007 and 2006 include routine annual commitment to periodic replacement and equipment upgrades. Beginning in the second quarter of 2007 we also increased capital expenditures to improve our systems for inventory control, manufacturing processes and accounting processes. These expenditures will continue in subsequent periods.

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

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of June 30, 2007. Our principal executive and financial officers supervised and participated in the evaluation. Based on the evaluation, and in light of the previously identified material weaknesses in internal control over financial reporting, as of December 31, 2006, described within the 2006 Annual Report on Form 10-K, our principal executive and financial officers each concluded that, as of June 30, 2007, our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s form and rules.

Changes in Internal Control Over Financial Reporting

Since December 31, 2006, including the period covered by this Quarterly Report, we have made certain changes to our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) which are likely to have a material affect on such controls. For a discussion of these changes, please refer to Item 9A. CONTROLS AND PROCEDURES in our Annual Report on Form 10-K for the period ended December 31, 2006.

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

Securities Class Action and Shareholder Derivative Action

During the third and second quarters of 2005, a number of purported class action lawsuits were filed in the United States District Court for the Eastern District of New York against us and certain of our officers and directors. The actions were filed on behalf of purchasers of our publicly traded securities during various periods from November 18, 2003, though August 29, 2005. The complaints, which were substantially similar to one another, allege, among other things, that our public disclosures were false or misleading. The lawsuits alleged that our body armor products were defective and failed to meet the standards of our customers, and that these alleged facts should have been publicly disclosed. The lawsuits were ultimately consolidated into a single class action.

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

Our stock price is volatile.

The market price and trading volume of our common stock is subject to significant volatility and this trend may continue. The general economic, political, and stock market conditions that may affect the market prices of our common stock are beyond our control. The value of our common stock may decline regardless of our operating performance or prospects. Factors affecting market price include (but are not limited to) variations in our operating results and whether we have achieved our key business targets, the limited number of shares of our common stock available for purchase or sale in the public markets, sales or purchases of large blocks of stock, changes in, or failure to meet, earnings estimates, changes in securities analysts’ buy/sell recommendations, differences between reported results and those expected by investors and securities analysts and announcements of new contracts by us or our competitors. In the past, securities class action litigation has been instituted against companies following periods of volatility in the market price of their securities. We are presently a defendant in such litigation. Additionally, we are being investigated by the SEC and the U.S. Department of Justice. The outcome of these investigations could result in increased volatility of the market price of our common stock. See Part II Item 1. LEGAL PROCEEDINGS.

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

Not applicable

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS.

Exhibit	Description

10.1	Employment Agreement, dated June 21, 2007, by and between the Company and James Anderson (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed October 1, 2007).

10.2	Amended and Restated Loan and Security Agreement, dated as of April 3, 2007, by and among Protective Apparel Corporation of America, Point Blank Body Armor Inc., NDL Products, Inc., the Company and LaSalle Business Credit, LLC, as Administrative Agent and Collateral Agent (incorporated by reference to the Company’s Current Report on Form 8-K filed April 5, 2007).

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POINT BLANK SOLUTIONS, INC.

Dated October 5, 2007	/s/ Larry Ellis
President and Chief Executive Officer (Principal Executive Officer)

Dated October 5, 2007	/s/ James F. Anderson
Chief Financial Officer, Senior Vice President and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit	Description
10.1	Employment Agreement, dated June 21, 2007, by and between the Company and James Anderson (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed October 1, 2007).

10.2	Amended and Restated Loan and Security Agreement, dated as of April 3, 2007, by and among Protective Apparel Corporation of America, Point Blank Body Armor Inc., NDL Products, Inc., the Company and LaSalle Business Credit, LLC, as Administrative Agent and Collateral Agent (incorporated by reference to the Company’s Current Report on Form 8-K filed April 5, 2007).

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.