Form 10-Q
period 2007-09-30
POINT BLANK SOLUTIONS, INC.
filed 2007-11-09
CIK 899166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

As of November 5, 2007, 51,027,535 shares of the Registrant’s common stock at $0.001 par value were outstanding.

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

In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements in future or conditional tenses or, include terms such as “believes,” “belief,” “expects,” “intends,” “anticipates” or “plans” to be uncertain and forward-looking. Forward-looking statements are based on management’s beliefs and assumptions, using information currently available to us as to current expectations concerning future events and trends and are necessarily subject to uncertainties, many of which are outside of the Company’s control. You should specifically consider the factors identified in Part II Item 1A. RISK FACTORS of this Quarterly Report on Form 10-Q, which could cause actual results to differ from those referred to in forward-looking statements.

We claim the protection of the safe harbor for forward-looking statements provided for in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Except as required by applicable law, we undertake no obligation, and do not intend, to update these forward-looking statements to reflect events or circumstances that arise after the date they are made. Furthermore, as a matter of policy, we do not generally make any specific projections as to future earnings, nor do we endorse any projections regarding future performance, which may be made by others outside our company.

All subsequent written and oral forward-looking statements attributable to the Company or individuals acting on its behalf are expressly qualified in their entirety by this Cautionary Note on Forward Looking Statements.

PART I

Item 1.	FINANCIAL STATEMENTS

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2007 (Unaudited)	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$261	$177
Restricted cash	35,200	35,200
Accounts receivable, less allowance for doubtful accounts of $238 and $911, respectively	26,235	38,087
Inventories, net	38,759	32,210
Deferred income tax assets	35,812	38,125
Prepaid expenses and other current assets	3,412	2,326

Total current assets	139,679	146,125

Property and equipment, net	5,035	1,825
Other assets	1,460	249

Total assets	$146,174	$148,199

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$7,843	$8,425
Accounts payable	15,577	17,626
Accrued expenses and other current liabilities	8,376	12,912
Reserve for class action settlement	39,372	39,372
Vest replacement program obligation	4,083	6,054
Income taxes payable	4,649	5,904
Employment tax withholding obligation	35,746	36,483

Total current liabilities	115,646	126,776

Other liabilities	554	852

Total liabilities	116,200	127,628

Commitments and contingencies

Minority interest in consolidated subsidiary	378	253

Contingently redeemable common stock (related party)	19,326	19,326

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 48,016,836 million shares issued and outstanding	48	48
Additional paid in capital	83,819	80,903
Accumulated deficit	(73,597)	(79,959)

Total stockholders’ equity	10,270	992

Total liabilities and stockholders’ equity	$146,174	$148,199

See Notes to Condensed Consolidated Financial Statements

POINT BLANK SOLUTIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Net sales	$71,843	$59,772	$257,469	$182,773
Cost of goods sold	60,367	45,822	210,515	140,031

Gross profit	11,476	13,950	46,954	42,742

Selling, general and administrative expenses	9,467	73	29,042	27,627
Litigation and cost of investigations	2,203	3,804	7,364	11,002
Income tax withholding charge (credit)	—	—	(737)	4,407

Total operating costs	11,670	3,877	35,669	43,036

Operating income (loss)	(194)	10,073	11,285	(294)

Interest expense	185	536	465	1,153
Other (income) expense	30	94	16	90

Total other expense, net	215	630	481	1,243

Income (loss) before income tax expense (benefit)	(409)	9,443	10,804	(1,537)

Income tax expense (benefit)	(180)	132	4,317	(40)

Income (loss) before minority interest of subsidiary	(229)	9,311	6,487	(1,497)
Less minority interest of subsidiary	28	39	125	96

Net income (loss)	$(257)	$9,272	$6,362	$(1,593)

Basic income (loss) per common share	$(.01)	$.20	$.12	$(.04)

Diluted income (loss) per common share	$(.01)	$.20	$.12	$(.04)

Basic and Diluted income (loss) per contingently redeemable common share	$—	$—	$.12	$—

(See Notes to Condensed Consolidated Financial Statements)

POINT BLANK SOLUTIONS, INC

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$6,362	$(1,593)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	467	507
Amortization of deferred financing costs	49	41
Deferred income tax expense (benefit)	1,382	(3,310)
Gain on sale of fixed assets	—	(94)
Minority interest in consolidated subsidiary	125	96
Stock based compensation	2,916	934
Legal fees paid by stock issuance	—	220
Changes in assets and liabilities:
Increase in restricted cash	—	(35,200)
Accounts receivable, net	11,852	7,206
Accounts receivable from insurers	—	12,875
Inventories, net	(6,549)	(8,366)
Prepaid expenses and other current assets	(1,086)	(1,296)
Other assets	15	21
Accounts payable	(821)	2,430
Income taxes payable	(1,255)	3,249
Employment tax withholding obligation	(737)	4,407
Vest replacement program obligation	(1,972)	(3,899)
Accrued expenses and other current liabilities	(4,537)	(1,695)
Other liabilities	(298)	(429)

Net cash provided by (used in) operating activities	5,913	(23,896)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	—	572
Purchases of property and equipment	(3,677)	(364)

Net cash provided by (used in) investing activities	(3,677)	208

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(1,226)	4,174
Net proceeds from revolving line of credit	7,842	13,178
Repayment of note payable – bank	(8,425)	(15,000)
Deferred financing costs	(343)
Issuance of contingently redeemable common stock (related party)	—	19,326
Repurchase of common stock	—	(3,133)
Net proceeds from exercise of stock warrants	—	5,250

Net cash provided by (used in) financing activities	(2,152)	23,795

Net increase in cash and cash equivalents	84	107

Cash and cash equivalents at beginning of year	177	1,283

Cash and cash equivalents at end of period	$261	$1,390

See Notes to Condensed Consolidated Financial Statements

POINT BLANK SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

Note 1. BASIS OF PRESENTATION

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Point Blank Solutions, Inc. (formerly known as DHB Industries, Inc.) and subsidiaries (“PBSI,” or the “Company”) as of September 30, 2007 and for the three months and nine months ended September 30, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The unaudited financial statements include all adjustments, consisting only of normal and recurring adjustments, which, in the opinion of management, were necessary for a fair presentation of financial condition, results of operations and cash flows for such periods presented. However, these results of operations for the interim periods are not necessarily indicative of the results for any other interim periods or for an entire year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with published rules and regulations of the Securities and Exchange Commission (the “SEC”). For a better understanding of the Company and its financial statements, please read the unaudited condensed consolidated financial statements and notes contained in this report together with the audited consolidated financial statements and notes to those financial statements as of and for each of the four years in the period ended December 31, 2006 (as restated for the two years ended December 31, 2004 and 2003) which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the SEC on October 1, 2007.

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

Restricted Cash

Restricted cash includes $35,200 as of September 30, 2007, and December 31, 2006, which was held in escrow to fund the proposed settlements of the class action and derivative action (see Note 4 for further information).

Inventories

The Company values inventories, which consist of finished goods, work in process and raw materials, at the lower of cost (using specific identification for ballistics raw materials and the first-in, first-out method for all other inventories) or market. A provision for potential non-saleable inventory due to excess stock or obsolescence is based upon a detailed review of inventory components, past history and expected future usage. The Company utilized an estimated gross profit method for determining cost of sales in interim periods during 2006.

Litigation and cost of investigations

The Company expenses costs associated with litigation and cost of investigations, including those costs associated with indemnification of officers and directors, as incurred. Estimated losses associated with pending and threatened litigation and claims are recorded only when it is determined a liability has been incurred and the amount of the loss can be reasonably estimated.

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

Reclassifications

Certain operating expenses were reclassified in the prior year periods to conform to the current year presentation.

Note 2. INVENTORIES

The components of inventories as of September 30, 2007 and December 31, 2006 are as follows:

	September 30, 2007	December 31, 2006
Raw Materials	$23,131	$19,077
Work in process	7,076	5,733
Finished Goods	8,552	7,400

Inventories, net	$38,759	$32,210

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

On April 12, 2006, the Company received a Notice of Events of Default and Reservation of Rights from the lender under the Credit Agreement. The events of default related to (i) non-reliance on 2005 interim financial statements and a delay in filing the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, (ii) the receipt by the Company of a notice from the American Stock Exchange of failure to satisfy certain continued listing standards, and (iii) the Company’s failure to deliver copies of the disclosure contained in our Current Reports on Form 8-K filed on April 3, 2006 and April 7, 2006, and related notices to the lender.

During the period from April 12, 2006, to April 3, 2007, the Company remained in default on the Credit Agreement and operated under various forbearance agreements, and at certain times had no forbearance from the lender.

On April 3, 2007, the Company entered into an Amended and Restated Loan and Security Agreement (“Credit Facility”) with the lender. The Credit Facility provides for a three-year, $35,000 revolving credit line available to the Company’s subsidiaries, jointly and severally, bearing interest at the prime rate plus 0.25% or, at our option, LIBOR plus 2.25%. Borrowings are available in the form of advances or letters of credit granted or issued against a percentage of the Company’s subsidiaries’ eligible accounts receivable and eligible inventory. The Credit Facility also includes financial covenants related to minimum sales and maximum capital expenditures ($10,000), and further provides that on or prior to December 31, 2007, or if the Company maintains an available balance of $15,000 under the Credit Facility for each day between October 1, 2007 and June 29, 2008, then as late as June 29, 2008, the Company will agree to additional financial covenants including a (1) senior leverage ratio, (2) total leverage ratio, (3) minimum tangible net worth, (4) fixed charge coverage ratio and (5) minimum consolidated earnings before interest, taxes, depreciation and amortization. The revolving credit line is secured by substantially all of the Company’s assets.

Note 4. COMMITMENTS AND CONTINGENCIES

SEC and U.S. Attorney Investigation

The Company is subject to ongoing investigations by the SEC and the United States Attorney’s Office for the Eastern District of New York. The Company is cooperating fully with these investigations. These investigations concern (1) executive compensation issues involving the Company’s former Chairman and Chief Executive Officer (“CEO”), David H. Brooks, former Chief Operating Officer (“COO”), Sandra Hatfield, and former Chief Financial Officer (“CFO”), Dawn Schlegel; (2) the Company’s related party transactions with its former Chairman and CEO, his family members, and entities controlled by him or his family members; (3) accounting errors and irregularities resulting in misstatements in the Company’s books and records and in its publicly filed financial statements; (4) material weaknesses in internal controls; and (5) income and payroll tax issues. These investigations stem from accounting irregularities and disclosure issues in the consolidated financial statements for the years ended December 31, 2004 and 2003, as well as in the quarterly financial reports for those years and for the first three quarters of 2005. As a result of the impact of these accounting errors and irregularities, the Company did not file a 10-K for the year ended December 31, 2005, nor did it file any interim reports on Form 10-Q for any of the quarters beyond September 30, 2005. The Company filed a comprehensive Form 10-K on October 1, 2007, which included its consolidated financial statements and information for the years ended December 31, 2006, 2005, 2004 and 2003. Additionally, on October 9, 2007 the Company filed interim reports on Form 10-Q for the first and second quarters of 2007.

On October 25, 2007, the former Chairman and CEO was indicted on charges of securities fraud, tax fraud and other crimes by a grand jury in the Eastern District of New York. The former COO was also charged in the same indictment. With respect to the COO, this indictment superseded an August 2006 indictment in which each of the former COO and former CFO had previously been charged. Also, on October 25, 2007, the SEC filed a civil complaint against the former Chairman and CEO alleging securities fraud and other violations of the securities laws.

The Company cannot reasonably predict either the timing of the completion of these lawsuits, charges and investigations or their outcome and the effects of their outcome on the Company, including any impact on the securities class action and shareholder derivative action described below.

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

In order to complete the transactions contemplated in the Memorandum of Understanding, on July 31, 2006, the Company entered into the following agreements with its former Chairman and CEO:

•	A release agreement and contractual undertakings;

•	A securities purchase agreement;

•	A warrant exercise agreement; and

•	A registration rights agreement.

Pursuant to the release agreement, the Company’s former Chairman and CEO resigned from his position as a member of the Company’s Board of Directors and from all other positions held by him in the Company or any of its subsidiaries or affiliates. These resignations were effective July 31, 2006. The release agreement contains general releases from the Company to its former Chairman and CEO and from him to the Company. If, however, the settlement is not approved by the court on the same material terms as referred to in the Memorandum of Understanding or if the settlement otherwise does not become effective despite the reasonable best efforts of the parties, the general releases become null and void. Additionally, the Company’s former Chairman and CEO agreed to pay all taxes attributable to personal income received by him from the Company, including any fines, penalties or back taxes incurred the Company as a result of such income.

Pursuant to the terms of the securities purchase agreement, the Company sold 3,007,099 shares of common stock directly to its former Chairman and CEO at a price of $4.93 per share. The Company received proceeds of $14.8 million from this sale, which were used to partially fund the above-mentioned settlement.

Pursuant to the warrant exercise agreement, the Company’s former Chairman and CEO was permitted to exercise warrants to purchase 3,000,000 shares of common stock that would otherwise not have been exercisable until 2007, 2008, 2009 and 2010, and which agreement increased the exercise price of the warrants from $1.00 per share to $2.50 per share.

The registration rights agreement provides for the Company to register for resale under the Securities Act of 1933, as amended, the shares acquired by its former Chairman and CEO pursuant to the securities purchase agreement and warrant exercise agreement described above. The Company is not obligated to file a registration statement until after such time as it becomes current in its filing obligations under the Securities Exchange Act of 1934, as amended.

A Stipulation of Settlement, dated as of November 30, 2006, which contains the terms of the settlement initially outlined in the Memorandum of Understanding, was executed on behalf of the parties, and first submitted to the United States District Court, Eastern District of New York for its approval on December 15, 2006.

In July 2007, the United State District Court, Eastern District of New York, granted a motion for preliminary approval of the above-described settlements of the class action and derivative shareholder lawsuits. The court held a hearing on October 5, 2007 to consider and determine whether to grant final approval of the settlement. The Court took no action at the hearing, and indicated that it would issue a decision no sooner than 45 days after the hearing (or November 19, 2007) in order to allow the Commercial Litigation Division of the U.S. Justice Department, which had been notified of the settlement pursuant to the Class Action Fairness Act, to determine if it wishes to make an objection to the settlement. There can be no assurance that the court will grant final approval of the settlement or if approval is granted, the timing of such approval.

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

The Company does not believe that it will be required to discharge the liability of former senior management personnel for income tax withholding obligations. Moreover, to the extent that the Company is required to discharge employee income tax withholding obligations for other current and former employees, management intends to seek recovery of those amounts from the affected employees. In July 2006, the Company’s former Chairman and CEO signed a Release Agreement and Contractual Undertaking with the Company in which he represented, warranted and covenanted that he has paid (or will pay) all taxes (including without limitation federal and state, Social Security, Medicare, FICA or other withholding taxes or similar amounts) attributable to personal income received by him from the Company, including any fines, penalties or back taxes incurred by the Company solely as a result of personal income paid to him. The Company intends to pursue recovery from its former Chairman and CEO for any of the foregoing amounts ultimately due and payable by the Company to the taxing authorities. At September 30, 2007, the income tax withholding obligations that may be recoverable from current and former employees were $34,244 (including $30,394 from the former Chairman and CEO, $1,084 from the former CFO and $1,543 from the former COO). The employer’s share of the employment tax withholding obligations was $1,474 at September 30, 2007, and accrued penalties (excluding amounts recoverable from the Company’s former Chairman and CEO) were $766.

During the second quarter of 2007, the statute of limitations for the 2003 Employment Tax Withholding Obligations expired and accordingly the charge and related liability originally recorded during 2003 (totaling $737) was reversed during the second quarter of 2007.

Zylon Voluntary Replacement Program

In 2005, the Company incurred charges of $19,177 associated with establishing reserves to cover potential liability in connection with class action lawsuits filed against certain subsidiaries of the Company, as well as other companies in the body armor industry, relating to allegations of defective body armor products containing Zylon, a ballistic yarn produced by an unrelated company. The class action lawsuits against the Company and its subsidiaries were settled without monetary damages with the Company agreeing to participate in a voluntary vest exchange program. The Company believes that it has established adequate reserves for any further costs associated with replacing these vests and does not anticipate that the cost of this program will materially affect future years’ operating results.

Note 5. EQUITY AWARDS

Warrants to purchase 900,000 shares of the Company’s common stock at an exercise price of $3.46 were granted to the current President and CEO of the Company during the nine months ended September 30, 2007. In addition, warrants to purchase 695,000 shares of the Company’s common stock at an exercise price of $5.28 were granted to other current officers and employees during the nine months ended September 30, 2007. The fair value of these warrants was determined at the date of grant using the Black-Scholes warrant pricing model. The fair value of warrants is amortized over the period they are earned, in the Company’s case, the vesting period.

In addition, a total of 213,545 deferred stock awards were issued to non-employee members of the Company’s Board of Directors during the first nine months of 2007.

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

Basic income (loss) per common share calculations are based on the weighted average number of common shares outstanding during each period: 48,016,836 and 45,144,226 shares for the three and nine months ended September 30, 2007 and 2006 respectively. For the nine months ended September 30, 2006 the Company’s common stock warrants outstanding are anti-dilutive with respect to the calculation of fully-diluted loss per share. Consequently, the effect of these warrants is excluded in the calculation of fully diluted loss per share for the nine months ended September 30, 2006 and for the three months ended September 30, 2007.

The computation of basic and diluted income (loss) per common share is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Net income (loss)	$(257)	$9,272	$6,362	$(1,593)
Less: net income attributable to contingently redeemable common shareholder	—	—	375	—

Net income (loss) attributable to common shareholders	(257)	$9,272	5,987	$(1,593)

Weighted-average shares	48,016,836	45,144,226	48,016,836	45,144,226

Basic income (loss) per common share	$(.01)	$.20	$.12	$(.04)

Common stock equivalents-warrants	—	168,714	167,427	—

Weighted-average shares fully diluted	48,016,836	45,312,940	48,184,263	45,144,226

Fully diluted income (loss) per common share	$(.01)	$.20	$.12	$(.04)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Contingently redeemable common shares
Net income (loss) attributable to contingently redeemable common shareholder	$—	$—	$375	$—

Weighted-average contingently redeemable common shares	3,007,099	2,026,523	3,007,099	679,382

Basic and diluted income (loss) per contingently redeemable common share	$—	$—	$.12	$—

Note 7. PROVISION FOR INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. As of December 31, 2006 the Company had a contingent income tax liability of $8.9 million that was accounted for in “Income taxes payable” in the accompanying Consolidated Balance Sheets. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits.

As of January 1, 2007, the Company had net $8.9 million of unrecognized tax benefits, of which $8.7 million would, if recognized, decrease the Company’s effective tax rate. There have been no material changes to these amounts during the nine months ended September 30, 2007. With the exception of amounts that are under examination by income tax authorities, for which an estimate can not be made due to uncertainties, the Company does not believe it is reasonably possible that its unrecognized tax benefits will significantly change within the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. For the nine months ended September 30, 2007 the Company had no accrued interest and penalties related to its uncertain tax positions.

The tax years 2003 to 2006 remain open to examinations in the United States and various state taxing jurisdictions. The tax years 2002 to 2006 remain open to examination by the New York state taxing jurisdiction.

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

The Company’s effective tax rate was 40.0% and 2.6% for the nine months ended September 30, 2007 and 2006, respectively. The Company’s effective tax rate for the nine months ended September 30, 2007 and 2006 differed from the federal statutory rate primarily due to taxes associated with stock based compensation, disallowed meals and entertainment and state income tax expense.

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

Critical Accounting Policies

Our management believes that our critical accounting policies comprise the following:

Revenue recognition —We recognize revenue when it is realized or realizable and has been earned. Product revenue is recognized when persuasive evidence of an arrangement exists, the product has been delivered and legal title and all risks of ownership have been transferred, written contract and sales terms are complete, customer acceptance has occurred and payment is reasonably assured.

Inventories — The Company values inventories, which consist of finished goods, work in process and raw materials, at the lower of cost (using specific identification for ballistics raw materials and the first-in, first-out method for all other inventories) or market. A provision for potential non-saleable inventory due to excess stock or obsolescence is based upon a detailed review of inventory components, past history and expected future usage. The Company utilized an estimated gross profit method for determining cost of sales in interim periods during 2006.

Stock Compensation —On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (SFAS 123R), which revises SFAS No. 123, “Accounting for Stock Based Compensation” (SFAS 123) and supersedes Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (APB 25). SFAS 123R requires that new, modified and unvested equity-based payment transactions with employees, such as stock options (which we refer to as warrants) and restricted stock, be recognized in our consolidated financial statements based on their fair value at the date of grant and be recognized as compensation expense over the service period, in our case, the vesting period. We adopted SFAS 123R using the modified retrospective method.

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

Judgments and estimates underlying our accounting policies vary based on the nature of the judgment or estimate. We use judgments and estimates to determine our allowance for doubtful accounts, which are determined through analysis of the aging of the accounts receivable at the date of the consolidated financial statements, assessments of collectibles based on an evaluation of historic and anticipated trends, the financial condition of customers and an evaluation of the impact of economic conditions. We also use judgments and estimates to determine the valuation allowances on our deferred tax assets to establish reserves for income taxes, each of which relate to our income taxes critical accounting policy. We base these estimates on projections of future earnings, effective tax rates and the impact of economic conditions. Other critical estimates made by us include, but are not limited to, the liability for the Zylon vest replacement program, stock based compensation expense, the liability for payroll taxes, the cost of litigation in connection with the reserve for class action/derivative lawsuits and the provision for excess and obsolete inventory. These judgments and estimates are based upon empirical data as applied to present facts and circumstances. Judgments and estimates are susceptible to change because the projections that they are based upon do not always turn out to be correct and unanticipated issues may arise that are not considered in our assumptions.

Result of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2007, COMPARED TO THE

THREE MONTHS ENDED SEPTEMBER 30, 2006

ANALYSIS OF NET SALES

(Dollars in Thousands)

	Three Months Ended September 30,				Dollar Change
	2007		2006
Gross Sales
Military and Federal Government	$61,681	85.9%	$52,802	88.3%	$8,879
Domestic/Distributors	7,922	11.0%	5,366	9.0%	2,556
International	50	0.1%	33	0.1%	17
Sports and Health Products	2,352	3.3%	2,240	3.7%	112
Other	14	0.0%	38	0.1%	(24)

Total	72,019	100.2%	60,479	101.2%	11,540
Less: Discounts, Returns and Allowances	(176)	-0.2%	(707)	-1.2%	531

Net Sales	$71,843	100.0%	$59,772	100.0%	$12,071

For the three months ended September 30, 2007, our consolidated net sales were approximately $71.8 million, an increase of 20.2% over consolidated net sales of $59.8 million for the three months ended September 30, 2006. Ballistic apparel net sales increased 20.8% to $69.5 million for the three months ended September 30, 2007 from $57.5 million for the three months ended September 30, 2006 due primarily to substantially increased shipments to the U.S. military.

For the three months ended September 30, 2007, we continued to experience growth in our Domestic/Distributors sales. These represent sales to wholesalers, non-military and non-federal government buyers. This category of sales allows us to diversify our revenue base. We plan to focus our marketing efforts on this customer category going forward.

Gross profit for the quarter ended September 30, 2007 was approximately $11.5 million (16.0% of net sales), as compared to approximately $14.0 million for the three months ended September 30, 2006 (23.3% of net sales). There are several factors that affected the gross profit on a year over year basis. The primary reasons are increased competition in the industry, higher costs of ballistic materials and labor, the initial production of the Improved Outer Tactical Vest (IOTV) and a replacement of certain vests as a result of shipment of the wrong product. To combat the increased competition, we adopted an aggressive pricing structure on certain military and other contracts. This competition also limited our ability to pass the higher material costs on to our customers. The combined affect of competition and higher costs reduced gross profit by approximately $3.5 million during the quarter ended September 30, 2007 as compared to the same period in 2006. During the third quarter of 2007, we began full production of the IOTV. This initial production required us to set up new production lines and had a temporary impact on margins. Finally, there was a replacement of product (which we identified as a result of our quality assessment procedures) that resulted in a third quarter charge of approximately $1.0 million, which we believe fully provides for the cost of this replacement and do not believe that it will affect future periods operating results.

We believe that it is important to understand the nature of contracting with the federal government and the possible effect from the federal fiscal year on our third quarter results in any given year. The federal government ends its fiscal year on September 30 which corresponds to the third quarter of our fiscal year. Frequently, there may be events surrounding the U.S. and Defense budgets that make our third quarter results uneven. These include availability of year-end monies to accomplish important last minute contracts for supplies and services, enactment of a continuing resolution which limits spending to the previous year’s level until a budget is signed into law, late approval of a new budget, use and timing of a supplemental appropriation, and several other possible events. Some of these outcomes may increase our third quarter results of operations and others may reduce third quarter results of operations. In general, these issues are typically resolved prior to the end of our fourth quarter.

When we adopted a more aggressive pricing strategy, we also began the implementation of a plan to reduce costs and increase profits. There are several initiatives to this plan and we expect to see improvements in results in future periods.

OPERATING COSTS

(Dollars in Thousands)

	Three Months Ended September 30,		Dollar Change
	2007	2006
Selling and Marketing	$2,033	$2,221	$(188)
Research and Development	543	376	167
Equity Based Compensation	1,212	(6,432)	7,644
Other General and Administrative	5,679	3,908	1,771

Selling, general and administrative expenses	9,467	73	9,394
Litigation and Cost of Investigations	2,203	3,804	(1,601)

Total Operating Costs	$11,670	$3,877	$7,793

Operating costs were $11.7 million or 16.3% of net sales for the three months ended September 30, 2007 as compared to $3.9 million or 6.5% of net sales for the three months ended September 30, 2006. The increase in operating costs of $7.8 million for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 was principally due to the following:

•

Equity based compensation for the three months ended September 30, 2007 was a charge of $1.2 million compared to a credit of $6.4 million for the three months ended September 30, 2006. The credit relates to the modification of warrants by the former Chairman and Chief Executive Officer in conjunction with the Memorandum of Understanding executed in the third quarter of 2006. See Part II Item 1. LEGAL PROCEEDINGS for discussion of the Memorandum of Understanding.

•

Other general and administrative expenses for the three months ended September 30, 2006 were $1.8 million higher as compared to the three months ended September 30, 2006, primarily as a result of increases in salaries and professional fees. The bad debt expense for 2006 included recoveries of aged trade accounts receivable previously reserved for, totaling $0.7 million.

These increases were somewhat offset by a $1.6 million reduction in litigation and cost of investigations expense for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. In the third quarter of 2006, we incurred significant costs associated with Memorandum of Understanding mentioned above. We may continue to incur costs associated with litigation and cost of investigations, including cost associated with indemnification of former officers. Certain of these costs may be recoverable from former officers depending on the outcome of the related litigation and investigations. We can not predict what the total amount of these costs will be or any recovery of these costs, if applicable.

Interest expense for the three months ended September 30, 2007 was approximately $0.2 million compared to $0.5 million for the same period in 2006. The decrease is attributed to lower outstanding balances in our revolving credit facility.

NINE MONTHS ENDED SEPTEMBER 30, 2007, COMPARED TO THE

NINE MONTHS ENDED SEPTEMBER 30, 2006

ANALYSIS OF NET SALES

(Dollars in Thousands)

	Nine Months Ended September 30,				Dollar
	2007		2006		Change
Gross Sales
Military and Federal Government	$221,169	85.9%	$146,473	80.1%	$74,696
Domestic/Distributors	30,213	11.7%	29,371	16.1%	842
International	526	0.2%	663	0.4%	(137)
Sports and Health Products	6,207	2.4%	7,022	3.8%	(815)
Other	46	0.0%	122	0.1%	(76)

Total	258,161	100.3%	183,651	100.5%	74,510
Less: Discounts, Returns and Allowances	(692)	-0.3%	(878)	-0.5%	186

Net Sales	$257,469	100.0%	$182,773	100.0%	$74,696

For the nine months ended September 30, 2007, our consolidated net sales were approximately $257.5 million, an increase of 40.9% over consolidated net sales of $182.8 million for the nine months ended September 30, 2006. Ballistic apparel net sales increased 43.1% to $251.2 million for the nine months ended September 30, 2007 from $175.6 million for the nine months ended September 30, 2006 due primarily to substantially increased shipments to the U.S. military. Sports and health product net sales were $6.2 million and $7.0 million for the nine months ended September 30, 2007 and 2006 respectively.

The 40.9% increase in net sales for the first nine months of 2007 compared with the first nine month period in 2006 is a result of a pricing strategy on specific contracts and completing early performance for deliveries on orders for the Army and Law Enforcement. During 2007, we targeted certain contract opportunities for aggressive pricing strategy. In developing this strategy we recognized the change in the competitive environment from historical limited capabilities due to a more robust industry. Additionally, our Company had to overcome the stigma of an ongoing investigation of our former Chairman and Chief Executive Officer (“CEO”), as well as our former Chief Financial Officer and former Chief Operating Officer. These changes created a challenge and an opportunity to reshape our focus and strategy to better support our plans to grow market share and sales.

For the nine months ended September 30, 2007, we continued to experience growth in our Domestic/Distributors sales. These represent sales to wholesalers, non-military and non-federal government buyers. This category of sales allows us to diversify our revenue base. We plan to focus our marketing efforts on this customer category going forward.

To enhance our industry position, we adopted a strategy that recognized reducing margins, maintaining the highest quality, pursuing technological advances, and accelerating delivery. These objectives are essential to gaining market share and strengthening our platform for further growth. We began to implement this strategy and have made significant progress in improving Company operations. Although work remains, we believe this strategy has been successful and will offer us more opportunities for enhanced growth and efficiency in the future.

Gross profit for the nine months ended September 30, 2007 was approximately $47.0 million (18.2% of net sales), as compared to approximately $42.7 million for the same period in 2006 (23.4% of net sales). The decline in gross profit margin as a percentage of net sales during the nine months ended September 30, 2007, as compared to the same period in 2006, is due principally to an increase in material costs, which are in limited supply, the constraints on price increases in our large military contracts, as well as a highly competitive market. In order to capture a greater share of this market, we adopted an aggressive pricing structure on certain military contracts. Improving gross margin will require enhancing the manufacturing process, planning inventory purchases carefully or reducing costs and other initiatives. These elements will be balanced with a marketing and sales strategy that addresses the highly competitive environment.

OPERATING COSTS

(Dollars in Thousands)

	Nine Months Ended September 30,		Dollar Change
	2007	2006
Selling and Marketing	$6,965	$6,736	$229
Research and Development	1,519	1,370	149
Equity Based Compensation	2,916	934	1,982
Other General and Administrative	17,642	18,587	(945)

Selling, general and administrative expenses	29,042	27,627	1,415
Litigation and Cost of Investigations	7,364	11,002	(3,638)
Employment Tax Withholding Charge (Credit)	(737)	4,407	(5,144)

Total Operating Costs	$35,669	$43,036	$(7,367)

Operating costs were $35.7 million or 13.8 % of net sales for the nine months ended September 30, 2007 versus $43.0 million or 23.5% of net sales for the nine months ended September 30, 2006. The decrease in operating costs for the nine months ended September 30, 2007 of $7.4 million as compared to the nine months ended September 30, 2006 was principally due to the following:

•

Decreases in expenses for litigation and cost of investigations in the first nine months of 2007 as compared to the first nine months of 2006. We may continue to incur costs associated with litigation and cost of investigations, including costs associated with indemnification of former officers. Certain of these costs may be recoverable from former officers depending on the outcome of the related litigation and investigations. We can not predict what the total amount of these costs will be or any recovery of these costs, if applicable.

•

During the second quarter of 2007, the statute of limitations for the 2003 employment tax withholding obligations expired and accordingly the charge and related liability originally recorded during 2003 were reversed. Operating costs for the first nine months of 2006 include a charge to earnings of approximately $4.4 million for the employment tax withholding obligation relating to that period.

Offsetting these decreases was the increase in equity based compensation expense in the first nine months of 2007 as compared with the comparable period of 2006.

Interest expense for the nine months ended September 30, 2007 was approximately $0.5 million compared to $1.2 million for the same period in 2006. The decrease is attributable to lower outstanding balances in our revolving line of credit.

The Company’s effective tax rate was 40.0% and 2.6% for the nine months ended September 30, 2007 and 2006, respectively. The Company’s effective tax rate for the nine months ended September 30, 2007 and 2006 differed from the federal statutory rate primarily due to stock based compensation, disallowed meals and entertainment and state income tax expense.

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

While we have been able to react to inflation through effective negotiation of our sales contracts, efficient purchasing practices, and constant management of our raw materials inventory levels, there can be no assurance that we will be able to do so in the future. Additionally, competitive conditions could limit our ability to pass on cost increases to our customer.

Liquidity and Capital Resources

We intend to fund our cash requirements with cash flows from operating activities and, when necessary, borrowings under our revolving line of credit. We believe these resources should be sufficient to meet our cash needs for the foreseeable future. As of September 30, 2007, our working capital was approximately $24.0 million compared to $19.3 million at December 31, 2006. The increase in working capital at September 30, 2007, as compared to December 31, 2006 is a function of profitable operations; lower outstanding borrowings on the revolving line of credit; and reduced accounts receivable, offset by increases in our inventory balances. Working capital fluctuates from year to year due to our policy of purchasing certain raw materials in advance when available to safeguard against shortages and the credit terms given by us to our customers.

The accounts receivable days outstanding decreased to 34 days at September 30, 2007 as compared to 55 days at December 31, 2006. This reduction in days outstanding was primarily the result of an improvement in collections of receivables from our customers.

On September 24, 2001 we entered into a revolving credit line with a major financial institution pursuant to our Loan and Security Agreement, as amended (“Credit Agreement”). The purpose of this facility was to provide liquidity when needed, on a short term basis. Our major material suppliers’ payment terms are normally 10 to 30 days from date of purchase. Any shortfall in working capital may lead us to borrow under our revolving credit line to maintain liquidity.

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

On April 3, 2007, we entered into an Amended and Restated Loan and Security Agreement (“Credit Facility”). This amended agreement provides for a three-year, $35 million revolving credit line available to our subsidiaries, jointly and severally, bearing interest at the Prime Rate plus 0.25% or, at our option, LIBOR plus 2.25%. Borrowings are available in the form of advances or letters of credit granted or issued against a percentage of our subsidiaries’ eligible accounts receivable and eligible inventory. The amended and restated agreement also includes financial covenants related to minimum sales and maximum capital expenditures ($10 million annually), and further provides that on or prior to December 31, 2007, or if we maintain an available balance of $15 million under the amended agreement for each day between October 1, 2007, and June 29, 2008, then as late as June 29, 2008, we will agree to additional financial covenants including a (1) senior leverage ratio, (2) total leverage ratio, (3) minimum tangible net worth, (4) fixed charge coverage ratio and (5) minimum consolidated earnings before interest, taxes, depreciation and amortization. The Credit Facility is secured by substantially all of our assets.

Our capital expenditures for the nine months ended September 30, 2007 were approximately $3.7 million, compared to $0.4 million for the first nine months of 2006. We believe capital expenditures are necessary and reasonable to maintain optimal efficiency in our manufacturing processes. Our capital budget is intended to take advantage of technological improvements that would improve productivity, inventory management and financial controls; and replace fixed asset equipment as needed. Beginning in the second quarter of 2007, we increased capital expenditures to improve our systems for inventory control, manufacturing and accounting processes. These expenditures will continue in subsequent periods. For the nine months ended September 30, 2007, expenditures related to these system improvements were $2.8 million. We estimate that the total cost of this implementation will be approximately $4 million.

We believe that the existing Credit Facility, together with funds generated from operations, will be adequate to sustain operations, including projected capital expenditures, for the foreseeable future. There can be no assurance that we will be able to obtain further increases if needed. We may be required to explore other potential sources of financing (including the issuance of equity securities and, subject to the consent of the lender, other debt financing) if we experience escalating demands for our products. However, there can be no assurance that such sources will be available or, if available, provide terms satisfactory to us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not issue or invest in financial instruments or their derivatives for trading or speculative purposes. Our market risk is limited to fluctuations in interest rates pertaining to our borrowings under our $35 million Credit Facility. We therefore are exposed to market risk from changes in interest rates on funded debt. We can borrow at the Prime Rate plus 0.25% or LIBOR plus 2.25%. Any increase in these reference rates could adversely affect our interest expense. Our current credit agreement provides for the establishment of performance pricing to be established at a future date. The change in the interest rates for 2006 was immaterial. The extent of market rate risk associated with fluctuations in interest rates is not quantifiable or predictable because of the volatility of future interest rates and business financing requirements. We use no derivative products to hedge or mitigate interest rate risk.

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

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of September 30, 2007. Our principal executive and financial officers supervised and participated in the evaluation. Based on the evaluation, and in light of the previously identified material weaknesses in internal control over financial reporting, as of December 31, 2006, described within the 2006 Annual Report on Form 10-K, our principal executive and financial officers each concluded that, as of September 30, 2007, our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) form and rules.

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

SEC and U.S. Attorney Investigation

We are cooperating with investigations by the SEC and the United States Attorney’s Office for the Eastern District of New York. These investigations concern (1) executive compensation issues involving the former Chairman and Chief

Executive Officer, former Chief Operating Officer and former Chief Financial Officer; (2) related party transactions with the former Chairman and Chief Executive Officer, his family members and entities controlled by him or his family members; (3) accounting errors and irregularities resulting in misstatements in our books and records and in our publicly filed financial statements; (4) material weaknesses in internal controls; and (5) income and payroll tax issues. These investigations stem from accounting irregularities and disclosure issues in the consolidated financial statements for the years ended December 31, 2004 and 2003, as well as in the quarterly financial reports for those years and for the first three quarters of 2005. As a result of the impact of these irregularities, we did not file a 10-K for the year ended December 31, 2005, nor did we file any interim reports on Form 10-Q for any of the quarters beyond September 30, 2005. The Company filed a comprehensive Form 10-K on October 1, 2007, which included its consolidated financial statements and information for the years ended December 31, 2006, 2005, 2004 and 2003. Additionally, on October 9, 2007 the Company filed interim reports on Form 10-Q for the first and second quarters of 2007.

On October 25, 2007, the former Chairman and Chief Executive Officer was indicted on charges of securities fraud, tax fraud and other crimes by a Grand Jury in the Eastern District of New York. The former Chief Operating Officer was also charged in the same indictment. With respect to the Chief Operating Officer, this indictment superseded and August 2006 indictment in which each of the former Chief Operating Officer and Chief Financial Officer had previously been charged. Also on October 25, 2007, the SEC filed a civil complaint against the former Chairman and Chief Executive Officer alleging securities fraud and other violations of the securities laws.

We cannot reasonably predict either the timing of the completion of these lawsuits, charges and investigations or their outcome and the effects of their outcome on us, including any impact on the securities class action and shareholder derivative action described below.

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

In July 2007, the United States District Court, Eastern District of New York, granted the lead plaintiffs’ motion for preliminary approval of the above-described settlements of the class action and derivative action. The court held a hearing on October 5, 2007, to consider and determine whether to grant final approval of the settlement. The Court took no action at the hearing, and indicated that it would issue a decision no sooner than 45 days after the hearing (or November 19, 2007) in order to allow the Commercial Litigation Division of the U.S. Justice Department, which had been notified of the settlement pursuant to the Class Action Fairness Act, to determine if it wishes to make an objection to the settlement. There can be no assurance that the court will grant final approval of the settlement, or if approval is granted, the timing of such approval.

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

There can be no assurance whether or when the court will grant final approval of the proposed settlement, which would resolve both the class and derivative actions. On October 5, 2007, the court held a final fairness hearing on the settlement. At such hearing the court indicated that it would not issue a ruling before November 17, 2007. In order to allow the Commercial Litigation Division of the U.S. Justice Department to determine if it wishes to make an objection to the settlement, the Commercial Litigation Division could file an objection to the proposed settlement or could seek to take other actions that could adversely affect the settlement. Please see Part II Item 1. LEGAL PROCEEDINGS. If the court does not grant final approval of the proposed settlement, or if governmental action otherwise disrupts the proposed settlement, we cannot predict the ultimate outcome of this matter.

We face continuing risks in connection with the restatement of our financial statements for the years ended December 31, 2004 and 2003, as discussed in Note 2 of the Consolidated Financial Statements to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Notwithstanding our efforts to date to identify and remedy all material errors in those financial statements, we may discover other errors in those financial statements in the future. Moreover, the cost of identifying and remedying those errors may be high.

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

Growth of operations may strain resources and if we fail to manage growth successfully, our business could be adversely affected.

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

If we experience significant increases in the prices paid for raw materials or labor costs, we may be unable to pass through to our customers such increases in those costs. Even if we are able to pass through all or a portion of such cost increases to our customers, profit margins on such products may be reduced. Fixed price contracts are especially susceptible to having profit margins reduced by increases in the price of raw materials.

Our products are used in situations that are inherently risky. Accordingly, we may face product liability and other claims exposure for which we may not be able to obtain adequate insurance.

The products that we manufacture are typically used in applications and situations that involve high levels of risk of personal injury. Failure to use these products for their intended purposes, failure to use them properly, their malfunction and, in some circumstances, even correct use of these products could result in serious bodily injury or death. We cannot guarantee that our insurance coverage would be sufficient to cover the payment of any potential claim arising out of the use of our products. Any substantial uninsured loss would have to be paid out of our assets as applicable and may have a material adverse effect on our financial condition and results of operations. In addition, we cannot guarantee that our current insurance or any other insurance coverage will continue to be available or, if available, that it will be obtainable at a reasonable cost. The cost of obtaining insurance coverage has risen substantially due to increased sales levels and increased volatility within the reinsurance industry. Any material uninsured loss could have a material adverse effect on our business, financial condition, results of operations and liquidity. If we are unable to obtain product liability coverage we may be prohibited from bidding for orders from certain government customers because many governmental agencies currently require such insurance coverage. Any inability to bid for government contracts as a result of insufficient insurance coverage would have a material adverse effect on our financial condition and results of operations.

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

We are dependent on key management personnel.

We are substantially dependent on the personal efforts and abilities of Larry Ellis, our President and Chief Executive Officer; John Siemer, our Chief Operating Officer and Chief of Staff; James F. Anderson, our Chief Financial Officer; and Samuel White, our Executive Vice President Global Sales, Marketing and Research and Development. The loss of any of these officers or our other key management persons could harm our business and prospects for growth.

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

On August 29, 2006, the AMEX de-listed our common stock because we were not able to file certain periodic reports with the SEC in a timely manner. Since that time our common stock has been quoted on the Pink Sheets through October 31, 2007, under the symbol “DHBT.PK” and effective November 1, 2007, under the symbol “PBSO.PK”. Broker-dealers often decline to trade in Pink Sheet stocks given that the market for such securities is often limited, the stocks are more volatile, and the risk to investors is greater. Consequently, selling our common stock can be difficult because smaller quantities of shares can be bought and sold, transactions can be delayed and securities analyst and news media coverage of our Company may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of our common stock as well as lower trading volume. Although we intend to apply for the listing of our common stock on a national securities exchange once we are current in our periodic reporting obligations with the SEC, we cannot guarantee that we will be successful in those efforts. Investors should realize that they may be unable to sell shares of our common stock that they purchase. Accordingly, investors must be able to bear the financial risk of losing their entire investment in our common stock.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS.

Exhibit	Description
10.1	Warrant Award Certificate issued to James F. Anderson on July 24, 2007 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed October 1, 2007).

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POINT BLANK SOLUTIONS, INC.

Dated November 9 , 2007	/s/ Larry Ellis
President and Chief Executive Officer (Principal Executive Officer)

Dated November 9, 2007	/s/ James F. Anderson
Chief Financial Officer, Senior Vice President and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
10.1	Warrant Award Certificate issued to James Anderson on July 24, 2007 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed October 1, 2007).

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.