Form 10-K/A
period 2006-12-31
POINT BLANK SOLUTIONS, INC.
filed 2008-02-19
CIK 899166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None

AMENDMENT NO. 1 EXPLANATORY NOTE

This amendment on Form 10-K/A (the “Form 10-K/A”) amends our annual report for the fiscal years ended December 31, 2006 and December 31, 2005, originally filed with the Securities and Exchange Commission (“SEC”) on October 1, 2007 (the “Form 10-K”). We are filing this Form 10-K/A to present certain restated condensed consolidated financial information for interim periods during 2005 and 2004 and further explain certain elements of the restated consolidated balance sheets dated as of December 31, 2004 and 2003. This Form 10-K/A also contains additional information in certain footnotes to the financial statements and Management’s Discussion and Analysis and includes non-material revisions to the presentation of the Company’s financial statements.

This Form 10-K/A continues to speak as of the date of the Form 10-K and no attempt has been made in this Form 10-K/A to modify or update disclosures in the Form 10-K except as noted above. This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update any related disclosures and information not affected by the amendment is unchanged and reflects the disclosure made at the time of the filing of the Form 10-K with the SEC. In particular, any forward-looking statements included in this Form 10-K/A represent management’s view as of the filing date of the Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with any documents incorporated by reference therein and our filings made with the SEC subsequent to the filing of the Form 10-K, including any amendments to those filings.

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

The Company has agreed to use commercially reasonable efforts to file, and to maintain the effectiveness, of a registration statement related to both the 3,007,099 shares issued in the private placement transaction, as well as the 3,000,000 shares underlying the warrants exercised by the Company’s former Chairman and CEO. In particular, the Company has agreed to use its best efforts to file a registration statement within 30 days following the date upon which the Company becomes current with its reporting obligations under the Securities Exchange Act of 1934 and to have the registration statement declared effective by the SEC within 90-120 days thereafter. However, the Company is not subject to any specified monetary penalties or make whole payments if the Company is unable to meet these deadlines. Accordingly, the Company does not have a registration payment arrangement within the scope of Financial Accounting Standards Board Staff Position EITF 00-19-2, and has not recorded any provisions for potential damages in the event the Company is unable to comply with the aforementioned timing.

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

Equity Compensation Plan Information (as of December 31, 2006)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	1,797,204		$4.98	1,272,330
Equity compensation plans not approved by security holders	800,000	(1)	$2.82	—

Total	2,597,204		$4.32	1,272,330

(1)	Granted by the Executive Committee of the Board of Directors in connection with new employment agreements.

Stock Buy-back

The following table sets forth information regarding our purchase of issued and outstanding stock.

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 2005	755,300	$3.97	0	0
November 2005	513,800	3.71	0	0
December 2005	661,600	4.24	0	0
January, 2006	655,000	$4.78	0	0

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

Until the earlier to occur of (i) the close of business on the tenth business day following the date of public announcement or the date on which we first have notice or determine that a person or group of affiliated or associated persons (other than the Company, any subsidiary of the Company or any employee benefit plan of the Company, or certain “grandfathered persons” described below) has acquired, or obtained the right to acquire, 15% or more of the outstanding shares of our voting stock without our prior written consent executed on our behalf by our duly authorized officer following express approval by action of at least a majority of the members of our Board of Directors then in office (the “stock acquisition date”) or (ii) the close of business on the tenth business day (or such later date as may be determined by action of the Board of Directors but not later than the stock acquisition date) following the commencement of a tender offer or exchange offer, without our prior written consent, by a person (other than the Company, any subsidiary of the Company or an employee benefit plan of the Company) which, upon consummation, would result in such party’s control of 15% or more of our voting stock (the earlier of the dates in clause (i) or (ii) above being called the “distribution date”), the rights will be evidenced, with respect to any Common Stock certificate outstanding as of the record date, by such Common Stock certificate. For purposes of the Rights Agreement, a grandfathered person is a person who, as of the close of business on October 10, 2006, together with all affiliates and associates, was the beneficial owner of more than 15% of the outstanding shares of our voting stock; provided, that such person together with all affiliates and associates does not increase its or their percentage ownership of the outstanding shares of our voting stock by more than one (1) percentage point without our prior written consent.

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

ANNUAL SELECTED CONSOLIDATED FINANCIAL INFORMATION

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

QUARTERLY SELECTED CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Restated 2005 and 2004 quarterly condensed consolidated balance sheets, statements of operations and cash flows including reconciliations of adjustments from previously reported to restated financial information.

The effects of the corrections on the accompanying condensed quarterly consolidated balance sheets, condensed quarterly consolidated statements of operations and condensed quarterly statements of cash flows as of and for the years ended December 31, 2005 and 2004 and a discussion of the nature of the adjustments made to the balances are as follows.

Inventory valuation

During the years ended December 31, 2005 and 2004, certain inventory items were valued at amounts that exceeded their manufactured costs.

Following is an overview of the components of the adjustments shown in the schedules below:

1.	Work in process for commercial products was inappropriately valued using a percentage of ending sales prices, which overstated the related inventory.

2.	Rebates were credited to revenues and not captured as a reduction of inventory costs.

3.	Work in process for military products was overvalued in 2005 and 2004.

4.	Finished goods for all periods included inconsistent costing, primarily in connection with military products.

5.	The inventory records consisted of Excel worksheets and other documents that were not centrally controlled. This led to a lack of consistency and accountability and increased the level of confusion and inaccuracy. We were not able to locate any historical bills of materials for inventory valuation purposes.

Reserves for inventories

Under GAAP, inventories should be valued at the lower of cost or market. During the years ended December 31, 2005 and 2004, the Company did not value its inventories at the lower of cost or market. There were certain levels of excess and obsolete inventories for which provisions should have been recorded, but were not.

Following is an overview of the material components of the adjustments shown in the schedules below:

1.	Certain operating subsidiaries did not have any stated policy regarding evaluation of excess and obsolete inventories. Moreover, the Company did not find any evidence of such an evaluation being performed.

2.	Over time, design and certification specifications changed, but consideration of those changes and their impact on inventories were not documented.

Rebates

The Company received rebates from certain vendors that were recorded as revenue during the years ended December 31, 2005 and 2004. GAAP requires that such rebates be recorded as reductions of inventory cost and recognized as a component of cost of sales when the related inventory is sold.

Sales to TAP

The Company used Tactical Armor Products, Inc. (TAP) to serve as a subcontractor to assemble hard armor plates. While some of the transfers of raw materials to TAP were correctly accounted for, other transfers of raw materials during the years ended December 31, 2005 and 2004 were recorded as sales; this caused both sales and cost of sales to be incorrectly “grossed-up” by the amount of those transfers that were recorded as sales.

Cost of Sales

During the years ended December 31, 2005 and 2004, the Company inappropriately classified certain cost of sales as either research and development expense or marketing expense.

Fixed Assets

Certain assets were paid for by the Company and were recorded in the Company’s fixed asset register and depreciated over time. However, title documents for those assets may be in the name of persons or entities other than the Company (e.g., certain vehicles).

Deferred Rent

GAAP requires that rent expense for operating leases be recognized on a straight-line basis. The Company erred in computing the deferred rent and related rent expense for the years ended December 31, 2005 and 2004.

Payroll Taxes

During the years ended December 31, 2005 and 2004, withholding taxes for bonuses paid and the exercise of stock options and warrants were not withheld and paid to the taxing authorities as required. The Company has now recorded liabilities for its potential obligations for federal and state payroll withholding taxes, plus penalties.

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

Income taxes

The previously reported provisions for income taxes for 2005 and 2004 were adjusted based on the corrected amounts, when appropriate, of previously reported earnings before income taxes as well as to take into consideration nondeductible stock based compensation, penalties, meals and entertainment expenses and officers compensation in excess of the annual Internal Revenue Code Section 162(m) limitation for performance based plans.

Stock Based Compensation

The Company did not use third party intermediary brokers to assist with “cashless exercises” for exercise of warrants by certain employees, meaning that variable accounting should have been employed under APB Opinion No. 25 and related standards. However, the Company did not consider the impact of variable accounting for those awards, which should have resulted in revaluing the warrants and recording stock compensation charges (or credits) based on changes in the intrinsic value of the awards. Also, certain individuals and professional firms received warrants for services rendered. The Company incorrectly accounted for issuance of those warrants using the intrinsic value method, not the fair value method required by Statement of Financial Accounting Standards No. 123R.

POINT BLANK SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (as restated)

( In thousands, except share data)

(Unaudited)

	2005
	March 31	June 30	September 30
ASSETS
Current assets:
Cash and cash equivalents	$84	$62	$5,488
Accounts receivable, less allowance for doubtful accounts of $631, $934, and $918 respectively	45,710	37,102	34,373
Accounts receivable - related party	70	—	—
Inventories, net	43,081	41,693	26,639
Deferred income tax assets	22,633	27,645	33,081
Income tax receivable	4,700	3,363	—
Prepaid expenses and other current assets	1,346	1,776	2,677

Total current assets	117,624	111,641	102,258

Property and equipment, net	2,295	2,164	2,036

Other assets:
Deferred income tax assets	653	615	17
Deposits and other assets	446	1,122	638

Total other assets	1,099	1,737	655

Total assets	$121,018	$115,542	$104,949

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable – bank , current portion	$8,000	$8,000	$8,000
Obligation to purchase convertible preferred stock	—	—	3,000
Accounts payable	15,291	10,830	7,401
Accrued expenses and other current liabilities	6,150	6,633	8,885
Vest replacement program obligation	—	—	9,711
Income taxes payable	—	—	888
Employment tax withholding obligation	31,368	31,368	31,368

Total current liabilities	60,809	56,831	69,253
LONG TERM LIABILITIES
Note payable - bank	32,747	19,708	7,000
Other liabilities	682	688	696

Total liabilities	94,238	77,227	76,949

Minority interest in consolidated subsidiary	62	100	85
Commitments and Contingencies
Stockholders’ equity
Convertible preferred stock $0.001 par value, 5,000,000 shares authorized, 500,000 shares of Series A, 12% convertible preferred stock issued and outstanding; liquidation preference $3,000	3,000	3,000	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 45,322,576, 45,337,576 and 45,337,576 shares issued and outstanding, respectively	45	45	45
Additional paid in capital	64,339	64,817	79,832
Accumulated deficit	(40,666)	(29,647)	(51,962)

Total stockholders’ equity	26,718	38,215	27,915

Total liabilities and stockholders’ equity	$121,018	$115,542	$104,949

POINT BLANK SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (as restated)

( In thousands, except share data)

(Unaudited)

	2004
	March 31	June 30	September 30
ASSETS
Current assets:
Cash and cash equivalents	$478	$102	$87
Accounts receivable, less allowance for doubtful accounts of $879, $936, and $901 respectively	38,985	59,677	55,221
Inventories, net	29,089	33,579	34,850
Income tax receivable	134	—	—
Prepaid expenses and other current assets	1,201	1,579	1,498

Total current assets	69,887	94,937	91,656

Property and equipment, net	2,100	2,655	2,498

Other assets:
Deferred income tax assets	4,799	8,065	11,367
Deposits and other assets	421	418	382

Total other assets	5,220	8,483	11,749

Total assets	$77,207	$106,075	$105,903

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable – bank , current portion	$3,000	$4,000	$4,000
Accounts payable	8,933	12,672	14,600
Accrued expenses and other current liabilities	8,340	11,079	11,000
Income taxes payable	—	1,846	3,427
Employment tax witholding obligation	737	737	737

Total current liabilities	21,010	30,334	33,764
LONG TERM LIABILITIES
Note payable - bank	15,588	32,334	24,890
Term loan-bank	9,500	8,500	7,500
Other liabilities	567	594	619

Total liabilities	46,665	71,762	66,773

Minority interest in consolidated subsidiary	39	59	94
Commitments and Contingencies
Stockholders’ equity
Convertible preferred stock $0.001 par value, 5,000,000 shares authorized, 500,000 shares of Series A, 12% convertible preferred stock issued and outstanding; liquidation preference $3,000	3,000	3,000	3,000
Common stock, $0.001 par value, 100,000,000 shares authorized, 40,742,136, 40,822,136 and 40,922,416 shares issued and outstanding, respectively	41	41	41
Additional paid in capital	63,597	63,745	63,763
Accumulated deficit	(36,135)	(32,532)	(27,768)

Total stockholders’ equity	30,503	34,254	39,036

Total liabilities and stockholders’ equity	$77,207	$106,075	$105,903

POINT BLANK SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (as restated)

FOR THE PERIODS ENDED

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,		Three months ended June 30,		Three months ended September 30,
	2005	2004	2005	2004	2005	2004
Net sales	$84,083	$70,436	$88,075	$82,384	$88,881	$87,814
Cost of goods sold	67,750	58,018	66,369	67,549	86,198	72,311

Gross profit	16,333	12,418	21,706	14,835	2,683	15,503

Selling, general and administrative expenses	9,927	11,310	9,670	9,556	24,738	8,399

Operating income ( loss)	6,406	1,108	12,036	5,279	(22,055)	7,104

Interest expense	493	275	599	325	459	342
Other income	—	(8)	—	—	—	(25)

Total other expense	493	267	599	325	459	317
Income (loss) before income tax (benefit) expense	5,913	841	11,437	4,954	(22,514)	6,787
Income tax (benefit) expense	323	202	290	1,239	(274)	1,898

Income (loss) before minority interest of subsidiary	5,590	639	11,147	3,715	(22,240)	4,889
Less minority interest of subsidiary	14	37	38	22	(15)	35

Net income (loss)	5,576	602	11,109	3,693	(22,225)	4,854
Dividend - preferred stock (related party)	90	90	90	90	90	90

Income (loss) available to common stockholders	$5,486	$512	$11,019	3,603	$(22,315)	$4,764

Basic earnings (loss) per common share	$0.12	$0.01	$0.24	$0.09	$(0.49)	$0.12

Diluted earnings (loss) per common share	$0.12	$0.01	$0.24	$0.09	$(0.49)	$0.12

POINT BLANK SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (as restated)

FOR THE PERIODS ENDED

(In thousands, except per share data)

(Unaudited)

	Six months ended June 30,
	2005	2004
Net sales	$172,158	$152,821
Cost of goods sold	134,119	125,568

Gross profit	38,039	27,253

Selling, general and administrative expenses	19,597	20,867

Operating income	18,442	6,386

Interest expense	1,092	591

Income before income tax expense	17,350	5,795
Income tax expense	613	1,441

Income before minority interest of subsidiary	16,737	4,354
Less minority interest of subsidiary	52	59

Net income	16,685	4,295
Dividend - preferred stock (related party)	180	180

Income available to common stockholders	$16,505	$4,115

Basic earnings per common share	$0.36	$0.10

Diluted earnings per common share	$0.36	$0.10

POINT BLANK SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (as restated)

FOR THE PERIODS ENDED

(In thousands, except per share data)

(Unaudited)

	Nine months ended September 30,
	2005	2004
Net sales	$261,040	$240,635
Cost of goods sold	220,317	197,878

Gross profit	40,723	42,757

Selling, general and administrative expenses	44,335	29,266

Operating income ( loss)	(3,612)	13,491

Interest expense	1,552	941
Other income	—	(33)

Total other expense	1,552	908

Income (loss) before income tax expense	(5,164)	12,583
Income tax expense	339	3,339

Income (loss) before minority interest of subsidiary	(5,503)	9,244
Less minority interest of subsidiary	37	95

Net income (loss)	(5,540)	9,149
Dividend - preferred stock (related party)	270	270

Income (loss) available to common stockholders	$(5,810)	$8,879

Basic earnings (loss) per common share	$(0.13)	$0.22

Diluted earnings (loss) per common share	$(0.13)	$0.22

Point Blank Solutions, Inc.

Condensed Consolidated Statements of Cash Flows (as restated)

For the periods ended

(In thousands)

(Unaudited)

	Three months ended March 30,		Six months ended June 30,		Nine months ended September 30,
	2005	2004	2005	2004	2005	2004
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(5,012)	$(1,364)	$8,240	$(17,621)	$26,565	$(9,000)

Cash flows from investing activities
Proceeds from sale (purchases) of property and equipment	(112)	(778)	(257)	(1,633)	(358)	(1,735)

Net cash used in investing activities	(112)	(778)	(257)	(1,633)	(358)	(1,735)

Cash flows from financing activities
Bank overdraft	—	(1,804)	—	(1,804)	—	(1,804)
Dividends paid on preferred stock (related party)	(90)	(90)	(180)	(180)	(270)	(270)
Net proceeds (repayments) on notes payable-bank	4,613	4,076	(8,426)	20,822	(21,134)	12,378
Issuance costs of term loan payable	—	(83)	—	(83)	—	(83)
Net proceeds from exercise of stock warrants	187	80	187	160	187	160

Net cash provided by (used in) financing activities	4,710	2,179	(8,419)	18,915	(21,217)	10,381

Net increase (decrease) in cash and cash equivalents	(414)	37	(436)	(339)	4,990	(354)
Cash and cash equivalents at beginning of year	498	441	498	441	498	441

Cash and cash equivalents at end of period	$84	$478	$62	$102	$5,488	$87

POINT BLANK SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

MARCH 31, 2005

(In thousands, except share data)

(Unaudited)

	As Reported	Restatement Adjustments	Subtotal	Effects of Adoption of SFAS 123R	Restated
ASSETS
Current assets:
Cash and cash equivalents	$84	$—	$84	$—	$84
Accounts receivable, less allowance for doubtful accounts of $631	45,910	(200)	45,710	—	45,710
Accounts receivable – related party	70	—	70	—	70
Inventories, net	102,930	(59,849)	43,081	—	43,081
Deferred income tax assets	652	21,981	22,633	—	22,633
Income tax receivable	0	4,700	4,700	—	4,700
Prepaid expenses and other current assets	1,329	17	1,346	—	1,346

Total current assets	150,975	(33,351)	117,624	—	117,624

Property and equipment, net	2,540	(245)	2,295	—	2,295

Other assets:
Deferred income tax assets	608	45	653	—	653
Deposits and other assets	446	—	446	—	446

Total other assets	1,054	45	1,099	—	1,099

Total assets	$154,569	$(33,551)	$121,018	$—	$121,018

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable – bank	$8,000	$—	$8,000	$—	$8,000
Accounts payable	15,351	(60)	15,291	—	15,291
Accrued expenses and other current liabilities	6,574	(424)	6,150	—	6,150
Income taxes payable	5,085	(5,085)	—	—	—
Employment tax withholding obligation	—	31,368	31,368	—	31,368

Total current liabilities	35,010	25,799	60,809	—	60,809
LONG TERM LIABILITIES
Notes payable - bank	32,747	—	32,747	—	32,747
Other liabilities	1,116	(434)	682	—	682

Total liabilities	68,873	25,365	94,238	—	94,238

Minority interest in consolidated subsidiary	495	(433)	62	—	62
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock $0.001 par value, 5,000,000 shares authorized, 500,000 shares of Series A, 12% convertible preferred stock issued and outstanding; liquidation preference $3,000	1	2,999	3,000	—	3,000
Common stock, $0.001 par value, 100,000,000 shares authorized, 45,322,576 shares issued and outstanding	45	0	45	—	45
Additional paid in capital	36,096	87,760	123,856	(59,517)	64,339
Retained earnings (accumulated deficit)	49,059	(149,242)	(100,183)	59,517	(40,666)

Total stockholders’ equity	85,201	(58,483)	26,718	$—	26,718

Total liabilities and stockholders’ equity	$154,569	$(33,551)	$121,018	$—	$121,018

Balance Sheet as of March 31, 2005

Restatement Adjustments

(In thousands)

(Unaudited)

Accounts Receivable
Adjustments - Adjust balances to agree to supporting documentation	$(200)

Inventory, net
Inventory Valuation - Certain inventory items were valued at costs that exceeded their actual manufactured cost	$(36,723)
Inventory Reserve - Adjustment to inventory to lower of cost or market and establish reserves for obsolete inventory as required by GAAP	(23,126)

Total	$(59,849)

Deferred income tax assets, current
Deferred Taxes - Record deferred tax impact of errors	$21,981

Prepaid expense and other current assets
Adjustments - Adjust balances to agree to supporting documentation	$17

Property and equipment, net
Adjustments - Write-off unlocated assets	$(245)

Deferred income tax assets
Adjustments - Record deferred tax impact of errors	$45

Accounts payable
Adjustments - Adjust balances to agree to supporting documentation	$(60)

Accrued expenses and other current liabilities
Adjustments - Adjust various expenses including commissions and professional fees	$(424)

Income tax payable/receivable
Income Taxes Payable - Record current income tax benefit	$9,785

Employment tax withholding obligation
Employment Tax Withholding Charge - Record expense for withholding taxes in connection with paid bonuses and exercise of warrants	$31,368

Other liabilities
Adjustments - Correct miscellaneous liabilities including deferred rent	$(434)

Minority interest in consolidated subsidiary
Minority Interest in Subsidiary - Correct recording of minority interest	$(433)

Convertible preferred stock
Convertible Preferred Stock - Recorded preferred stock at its redemption value	$2,999

Additional paid in capital
Stock Based Compensation — Correct errors in connection of recording grants of stock warrants as required by GAAP, effect on periods prior to 2005	$95,838
Stock Based Compensation — Correct errors in connection of recording grants of stock warrants as required by GAAP, effect to 2005 earnings	(5,079)
Convertible Preferred Stock - Recorded preferred stock at its redemption value	(2,999)

Total	$87,760

Retained earnings
Adjustments to earnings - periods prior to 2005	$(149,242)

POINT BLANK SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2005

(In thousands, except per share data)

(Unaudited)

	As Reported	Restatement Adjustments	Subtotal	Effects of Adoption of SFAS 123R	Restated
Net sales	$85,465	$(1,382)	$84,083	$—	$84,083
Cost of goods sold	62,078	5,672	67,750	—	67,750

Gross profit	23,387	(7,054)	16,333	—	16,333

Selling, general and administrative expenses	10,816	(5,976)	4,840	5,087	9,927

Operating income	12,571	(1,078)	11,493	(5,087)	6,406

Interest expense	544	(51)	493	—	493
Other income	(17)	17	—	—	—

Total other expense	527	(34)	493	—	493

Income before income tax expense	12,044	(1,044)	11,000	(5,087)	5,913
Income tax expense	4,271	(3,948)	323	—	323

Income before minority interest of subsidiary	7,773	2,904	10,677	(5,087)	5,590
Less minority interest of subsidiary	64	(50)	14	—	14

Net income	7,709	2,954	10,663	(5,087)	5,576
Dividend - preferred stock (related party)	90	—	90	—	90

Income available to common stockholders	$7,619	$2,954	$10,573	$(5,087)	$5,486

Basic earnings per common share	$0.17				$0.12

Diluted earnings per common share	$0.17				$0.12

Statement of Operations

For the three months ended March 31, 2005

Restatement Adjustments

(In thousands)

(Unaudited)

Net sales
Rebates – Reclassification of rebates from vendors were recorded in sales instead of a reduction in cost of inventory	$(1,252)
Sales Cut-off – Correct errors recording FOB sales; GAAP requires FOB shipments to be recognized when received by the customer	(130)

Total	$(1,382)

Cost of goods sold
Inventory Valuation — Certain inventory items were valued at costs that exceeded their actual manufactured cost	$408
Inventory Reserve — Adjustment to inventory to lower of cost or market and establish reserves for obsolete inventory as required by GAAP	(4,994)
Rebates — Reclassification of rebates from vendors were recorded in sales instead of a reduction in cost of inventory in error	1,252
Research & Development — Reclassification of costs charged to R & D expense	(2,350)
Rent — Adjustment to deferred rent expense to properly allocate rent payments	12

Total	$(5,672)

Income taxes
Income Taxes — Correct current and deferred income tax benefit - provision	$3,948

Selling, General and administrative expenses
Stock Based Compensation — Correct errors in connection of recording grants of stock warrants as required by GAAP	$5,079
Research & Development — Reclassification of costs charged to R & D expense	2,350
Employment tax withholding charge — Record expense for taxes in connection with paid bonuses and exercise of warrants	(1,649)
Miscellaneous — Correct miscellaneous errors	83
Rent — Adjustment to deferred rent expense to properly allocate rent payments	5
Unlocated Difference — Unreconciled variance between the Company’s records and the previously filed interim financial statements	108

$5,976

Minority Interest
Minority Interest — Correct minority interest in earnings	$50

Interest expense
Miscellaneous — Correct miscellaneous errors	$(51)

Other (income) expense
Miscellaneous — Correct miscellaneous errors	$17

Point Blank Solutions, Inc.

Condensed Consolidated Statement Of Cash Flows

For the three months ended March 31, 2005

(In thousands)

(Unaudited)

	As Reported	Restatement Adjustments	Restated
Cash flows from operating activities
Net cash used in operating activities	$(4,961)	$(51)	(5,012)

Cash flows from investing activities
Proceeds from sale of property and equipment	(112)	—	(112)

Net cash used in investing activities	(112)	—	(112)

Cash flows from financing activities
Dividends paid on preferred stock (related party)	(90)	—	(90)
Net proceeds (repayments) of notes payable – bank	4,613	—	4,613
Net proceeds from exercise of stock warrants	187	—	187

Net cash provided by (used in) financing activities	4,710	—	4,710

Net decrease in cash and cash equivalents	(363)	(51)	(414)
Cash and cash equivalents at beginning of year	447	51	498

Cash and cash equivalents at end of period	$84	$—	$84

POINT BLANK SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

JUNE 30, 2005

(In thousands, except share data)

(Unaudited)

	As Reported	Restatement Adjustments	Subtotal	Effects of Adoption of SFAS 123R	Restated
ASSETS
Current assets:
Cash and cash equivalents	$62	$—	$62	$—	$62
Accounts receivable, less allowance for doubtful accounts of $934	37,640	(538)	37,102	—	37,102
Inventories, net	101,353	(59,660)	41,693	—	41,693
Deferred income tax assets	615	27,030	27,645	—	27,645
Income tax receivable	—	3,363	3,363	—	3,363
Prepaid expenses and other current assets	1,771	5	1,776	—	1,776

Total current assets	141,441	(29,800)	111,641	—	111,641

Property and equipment, net	2,477	(313)	2,164	—	2,164

Other assets:
Deferred income tax assets	580	35	615	—	615
Deposits and other assets	1,122	—	1,122	—	1,122

Total other assets	1,702	35	1,737	—	1,737

Total assets	$145,620	$(30,078)	$115,542	$—	$115,542

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable – bank	$8,000	$—	8,000	—	$8,000
Accounts payable	10,891	(61)	10,830	—	10,830
Accrued expenses and other current liabilities	7,160	(527)	6,633	—	6,633
Income taxes payable	5,373	(5,373)	0	—	0
Employment tax withholding obligation	—	31,368	31,368	—	31,368

Total current liabilities	31,424	25,407	56,831	—	56,831
LONG TERM LIABILITIES
Notes payable - bank	19,708	—	19,708	—	19,708
Other liabilities	1,134	(446)	688	—	688

Total liabilities	52,266	24,961	77,227	—	77,227

Minority interest in consolidated subsidiary	555	(455)	100	—	100
Commitments and contingencies
Stockholders’ equity
Convertible preferred stock $0.001 par value, 5,000,000 shares authorized, 500,000 shares of Series A, 12% convertible preferred stock issued and outstanding; liquidation preference $3,000	1	2,999	3,000	—	3,000
Common stock, $0.001 par value, 100,000,000 shares authorized, 45,337,576 shares issued and outstanding	45	—	45	—	45
Additional paid in capital	36,096	87,668	123,764	(58,947)	64,817
Retained earnings (accumulated deficit)	56,657	(145,251)	(88,594)	58,947	(29,647)

Total stockholders’ equity	92,799	(54,584)	38,215	—	38,215

Total liabilities and stockholders’ equity	$145,620	$(30,078)	$115,542	$—	$115,542

Balance Sheet as of June 30, 2005

Restatement Adjustments

(In thousands)

(Unaudited)

Accounts Receivable
Adjustments - Adjust balances to agree to supporting documentation	$(538)

Inventory, net
Inventory Valuation- Certain inventory items were valued at costs that exceeded their actual manufactured cost	$(35,828)
Inventory Reserve - Adjustment to inventory to lower of cost or market and establish reserves for obsolete inventory as required by GAAP	(23,832)

Total	$(59,660)

Deferred income tax assets, current
Deferred taxes - Record deferred tax impact of errors	$27,030

Income taxes receivable
Income taxes receivable - Properly record receivable	$3,363

Prepaid expense and other current assets
Adjustments - Adjust balances to agree to supporting documentation	$5

Deferred income tax assets
Adjustments - Record deferred tax impact of errors	$35

Property and equipment, net
Adjustments - Write-off assets that cannot be located	$(313)

Accounts payable
Adjustments - Adjust balances to agree to supporting documentation	$(61)

Accrued expenses and other current liabilities
Adjustments - Adjust various expenses including commissions and professional fees	$(527)

Income tax payable/receivable
Income Taxes Payable - Record current income tax benefit	$8,736

Employment tax withholding obligation
Employment Tax Withholding charge - Record expense for withholding taxes in connection with paid bonuses and exercise of warrants	$31,368

Other liabilities
Adjustments - Correct miscellaneous liabilities including deferred rent	$(446)

Minority interest in consolidated subsidiary
Minority Interest in Subsidiary - Correct recording of minority interest	$(455)

Convertible preferred stock
Convertible Preferred Stock - Recorded preferred stock at its redemption value	$2,999

Additional paid in capital
Stock Based Compensation - Correct errors in connection of recording grants of stock warrants as required by GAAP	$90,667
Convertible Preferred Stock - Recorded preferred stock at its redemption value	(2,999)

Total	$87,668

Retained earnings
Adjustments to earnings	$(145,251)

POINT BLANK SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005

(In thousands, except per share data)

(Unaudited)

	Three months Ended June 30,					Six months Ended June 30,
	As Reported	Adjustments	Subtotal	Effects of Adoption of SFAS 123R	Restated	As Reported	Adjustments	Subtotal	Effects of Adoption of SFAS 123R	Restated
Net sales	$88,196	$(121)	$88,075	—	$88,075	$173,661	$(1,503)	$172,158	—	$172,158
Cost of goods sold	64,166	2,203	66,369	—	66,369	126,244	7,875	134,119	—	134,119

Gross profit	24,030	(2,324)	21,706	—	21,706	47,417	(9,378)	38,039	—	38,039

Selling, general and administrative expenses	11,388	(2,288)	9,100	570	9,670	22,204	(8,264)	13,940	5,657	19,597

Operating income	12,642	(36)	12,606	(570)	12,036	25,213	(1,114)	24,099	(5,657)	18,442

Interest expense	645	(46)	599	—	599	1,189	(97)	1,092	—	1,092
Other income	(10)	10	—	—		(27)	27	0	—

Total other income	635	(36)	599	—	599	1,162	(70)	1,092	—	1,092

Income before income tax expense	12,007	—	12,007	(570)	11,437	24,051	(1,044)	23,007	(5,657)	17,350
Income taxes expense	4,259	(3,969)	290	—	290	8,530	(7,917)	613	—	613

Income before minority interest of subsidiary	7,748	3,969	11,717	(570)	11,147	15,521	6,873	22,394	(5,657)	16,737
Less minority interest of subsidiary	60	(22)	38	—	38	124	(72)	52	—	52

Net income	7,688	3,991	11,679	(570)	11,109	15,397	6,945	22,342	(5,657)	16,685
Dividend-preferred stock (related party)	90	—	90	—	90	180	—	180	—	180

Income available to common stockholders	$7,598	$3,991	$11,589	$(570)	$11,019	$15,217	$6,945	$22,162	$(5,657)	$16,505

Basic earnings per common share	$0.17				$0.24	$0.34				$0.36

Diluted earnings per common share	$0.17				$0.24	$0.33				$0.36

Statement of Operations

Restatement Adjustments

(In thousands)

(Unaudited)

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net sales
Rebates — Reclassification of rebates from vendors were recorded in sales instead of a reduction in cost of inventory	$(84)	$(1,336)
Sales Cut-off — Correct errors recording FOB sales. GAAP requires FOB shipments to be recognized when received by the customer	—	(130)
Unlocated Difference — Unreconciled variance between the Company’s records and the previously filed interim financial statements	(37)	(37)

Total	$(121)	$(1,503)

Costs of goods sold
Inventory Valuation — Certain inventory items were valued at costs that exceeded their actual manufactured cost.	$701	$1,109
Inventory Reserve — Adjustment to inventory to lower of cost or market and establish reserves for obsolete inventory as required by GAAP	(594)	(5,588)
Rebates — Reclassification of rebates from vendors were recorded in sales instead of a reduction in cost of inventory.	84	1,336
Research & Development — Reclassification of costs charged to R & D expense	(2,400)	(4,750)
Rent — Adjustment to deferred rent expense to properly allocate rent payments.	6	18

Total	$(2,203)	$(7,875)

Selling, general administrative expenses
Stock Based Compensation — Correct errors in connection of recording grants of stock warrants as required by GAAP.	$94	$5,173
Research & Development — Reclassification of costs charged to R & D expense	2,400	4,750
Employment tax withholding charge — Record expense for taxes in connection with paid bonuses and exercise of warrants.	—	(1,649)
Miscellaneous — Correct miscellaneous errors	175	258
Rent — Adjustment to deferred rent expense to properly allocate rent payments.	3	8
Unlocated Difference — Unreconciled variance between the Company’s records and the previously filed interim financial statements	(384)	(276)

Total	$2,288	$8,264

Income taxes (benefit) expenses
Income Taxes — Correct current and deferred income tax benefit-provision	$3,969	$7,917

Minority interest
Minority Interest — Correct minority interest in earnings	$22	$72

Interest expense
Miscellaneous — Correct miscellaneous errors	$(46)	$(97)

Other (income) expense
Miscellaneous — Correct miscellaneous errors	$10	$27

Point Blank Solutions, Inc.

Condensed Consolidated Statement of Cash Flows

For the six months ended June 30, 2005

(In thousands)

(Unaudited)

	As Reported	Restatement Adjustments	Restated
Cash flows from operating activities
Net cash provided by operating activities	$8,291	$(51)	$8,240

Cash flows from investing activities
Proceeds from sale of property and equipment	(257)	—	(257)

Net cash used in investing activities	(257)	—	(257)

Cash flows from financing activities
Dividends paid on preferred stock (related party)	(180)	—	(180)
Net proceeds (repayments) of notes payable – bank	(8,426)	—	(8,426)
Net proceeds from exercise of stock warrants	187	—	187

Net cash used in financing activities	(8,419)	—	(8,419)

Net decrease in cash and cash equivalents	(385)	(51)	(436)
Cash and cash equivalents at beginning of year	447	51	498

Cash and cash equivalents at end of period	$62	$—	$62

POINT BLANK SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2005

(In thousands, except share data)

(Unaudited)

	As Reported	Restatement Adjustments	Subtotal	Effects of Adoption of SFAS 123R	Restated
ASSETS
Current assets:
Cash and cash equivalents	$5,488	$—	$5,488	$—	$5,488
Accounts receivable, less allowance for doubtful accounts of $918	30,953	3,420	34,373	—	34,373
Inventories, net	75,944	(49,305)	26,639	—	26,639
Deferred income tax assets	23,231	9,850	33,081	—	33,081
Prepaid expenses and other current assets	2,452	225	2,677	—	2,677

Total current assets	138,068	(35,810)	102,258	—	102,258

Property and equipment, net	2,370	(334)	2,036	—	2,036

Other assets:
Deferred income tax assets	1,092	(1,075)	17	—	17
Deposits and other assets	638	—	638	—	638

Total other assets	1,730	(1,075)	655	—	655

Total assets	$142,168	$(37,219)	$104,949	$—	$104,949

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable – bank	$8,000	$—	$8,000	—	$8,000
Obligation to purchase convertible preferred stock	3,000	—	3,000	—	3,000
Vest replacement program obligation	36,730	(27,019)	9,711	—	9,711
Accounts payable	7,462	(61)	7,401	—	7,401
Accrued expenses and other current liabilities	10,395	(1,510)	8,885	—	8,885
Income taxes payable	8,783	(7,895)	888	—	888
Employment tax withholding obligation	—	31,368	31,368	—	31,368

Total current liabilities	74,370	(5,117)	69,253	—	69,253
LONG TERM LIABILITIES
Notes payable - bank	7,000	—	7,000	—	7,000
Other liabilities	1,149	(453)	696	—	696

Total liabilities	82,519	(5,570)	76,949	—	76,949

Minority interest in consolidated subsidiary	297	(212)	85	—	85
Commitments and contingencies
Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 45,337,576 shares issued and outstanding	45	—	45	—	45
Additional paid in capital	44,391	92,287	136,678	(56,846)	79,832
Retained earnings (accumulated deficit)	14,916	(123,724)	(108,808)	56,846	(51,962)

Total stockholders’ equity	59,352	(31,437)	27,915	—	27,915

Total liabilities and stockholders’ equity	$142,168	$(37,219)	$104,949	$—	$104,949

Balance Sheet as of September 30, 2005

Restatement Adjustments

(In thousands)

(Unaudited)

Accounts Receivable
Vest replacement program - Adjustment to allowance of doubtful accounts	$4,112
Vest replacement program - Adjustment to receivables associated with vest replacement program	144
Adjustments - Adjust balances to agree to supporting documentation	(836)

Total	$3,420

Inventory, net
Inventory Valuation - Certain inventory items were valued at costs that exceeded their actual manufactured cost	$(32,690)
Inventory Reserve - Adjustment to inventory to lower of cost or market and establish reserves for obsolete inventory as required by GAAP	(24,109)
Vest replacement program - Adjust inventory for overstatement of initial charge previously recorded	16,609
Vest replacement program - Adjust inventory reserve for overstatement of initial charge previously recorded	(9,115)

Total	$(49,305)

Deferred income tax assets, current
Deferred taxes - Record deferred tax impact of errors	$9,850

Prepaid expense and other current assets
Adjustments - Correct miscellaneous prepaid expenses	$225

Property and equipment, net
Adjustments - Write-off assets that cannot be located	$(334)

Deferred income tax assets
Adjustments - Record deferred tax impact of errors	$(1,075)

Warranty payable
Vest replacement program - Correct accrued expenses for vest replacement charge	$(27,519)
Vest replacement program -Adjust accrual for SG&A expense associated with vest replacement charge	500

Total	$(27,019)

Accounts payable
Adjustments - Adjust balances to agree to supporting documentation	$(61)

Accrued expenses and other current liabilities
Adjustments - Correct various accrued expenses	$(1,200)
Adjustments - Adjust various expenses including commissions and professional fees	(310)

Total	$(1,510)

Income tax payable/receivable
Income Taxes Payable - Record current income tax benefit	$(7,895)

Employment tax withholding obligation
Employment Tax Withholding charge - Record expense for withholding taxes in connection with paid bonuses and exercise of warrants	$31,368

Other liabilities
Adjustments - Correct miscellaneous liabilities including deferred rent	$(453)

Minority interest in consolidated subsidiary
Minority Interest in Subsidiary - Correct recording of minority interest	$(212)

Additional paid in capital
Stock Based Compensation - Correct errors in connection of recording grants of stock warrants as required by GAAP	$92,287

Retained earnings
Adjustments to earnings	$(123,724)

POINT BLANK SOLUTIONS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,					Nine Months Ended September 30,
	As Reported	Adjustments	Subtotal	Effects of Adoption of SFAS 123R	Restated	As Reported	Adjustments	Subtotal	Effects of Adoption of SFAS 123R	Restated
Net sales	$90,263	$(1,382)	$88,881	—	$88,881	$263,924	$(2,884)	$261,040	—	$261,040
Cost of goods sold	65,615	20,583	86,198	—	86,198	191,859	28,458	220,317	—	220,317

Gross profit	24,648	(21,965)	2,683	—	2,683	72,065	(31,342)	40,723	—	40,723

Selling, general and administrative expenses	25,445	(2,808)	22,637	2,101	24,738	47,649	(11,072)	36,577	7,758	44,335
Cost of vest replacement program	60,000	(60,000)	—	—	—	60,000	(60,000)	—	—	—

Operating income	(60,797)	40,843	(19,954)	(2,101)	(22,055)	(35,584)	39,730	4,146	(7,758)	(3,612)

Interest expense	525	(66)	459	—	459	1,714	(162)	1,552	—	1,552
Other income	(6)	6	—	—	—	(33)	33	—	—	—

Total other expense	519	(60)	459	—	459	1,681	(129)	1,552	—	1,552

Loss before income tax (benefit) expense	(61,316)	40,903	(20,413)	(2,101)	(22,514)	(37,265)	39,859	2,594	(7,758)	(5,164)
Income taxes (benefit) expense	(19,407)	19,133	(274)	—	(274)	(10,877)	11,216	339	—	339

Loss before minority interest of subsidiary	(41,909)	21,770	(20,139)	(2,101)	(22,240)	(26,388)	28,643	2,255	(7,758)	(5,503)
Less minority interest of subsidiary	(258)	243	(15)	—	(15)	(134)	171	37	—	37

Net Loss	(41,651)	21,527	(20,124)	(2,101)	(22,225)	(26,254)	28,472	2,218	(7,758)	(5,540)
Dividend - preferred stock (related party)	90	—	90	—	90	270	—	270	—	270

Loss available to common stockholders	$(41,741)	$21,527	$(20,214)	$(2,101)	$(22,315)	$(26,524)	$28,472	$1,948	$(7,758)	$(5,810)

Basic loss per common share	$(0.92)				$(0.49)	$(0.59)				$(0.13)

Diluted loss per common share	$(0.92)				$(0.49)	$(0.59)				$(0.13)

Statement of Operations

Restatement Adjustments

(In thousands)

(Unaudited)

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net sales
Rebates — Reclassification of rebates from vendors were recorded in sales instead of a reduction in cost of inventory	$(1,371)	$(2,707)
Sales Cut-off — Correct errors recording FOB sales. GAAP requires FOB shipments to be recognized when received by the customer	—	(130)
Unlocated Difference — Unreconciled variance between the Company’s records and the previously filed interim financial statements	(11)	(47)

Total	$(1,382)	$(2,884)

Gross Profit
Inventory Valuation — Certain inventory items were valued at costs that exceeded their actual manufactured cost in error.	$1,267	$2,376
Inventory Reserve — Adjustment to inventory to lower of cost or market and establish reserves for obsolete inventory as required by GAAP	(594)	(6,182)
Rebates — Reclassification of rebates from vendors were recorded in sales instead of a reduction in cost of inventory	1,371	2,707
Research & Development — Reclassification of costs charged to R & D expense	(3,400)	(8,150)
Rent — Adjustment to deferred rent expense to properly allocate rent payments.	6	24
Vest Replacement Program — Record the cost of vest replacement program as a cost of goods sold	(19,233)	(19,233)

Total	$(20,583)	$(28,458)

Selling, general and administrative expenses
Stock Based Compensation — Correct errors in connection of recording grants of stock warrants as required by GAAP.	$(1,620)	$3,553
Research & Development — Reclassification of costs charged to R & D expense in error	3,400	8,150
Employment tax withholding charge — Record expense for taxes in connection with paid bonuses and exercise of warrants.		(1,649)
Professional Fees — Correct for classification of expenses associated with administering the vest replacement program	500	500
Miscellaneous — Correct miscellaneous errors and record reclassifications	725	983
Rent — Adjustment to deferred rent expense to properly allocate rent payments.	3	11
Minority Interest — Correct minority interest in earnings	(243)	(171)
Unlocated Difference — Unreconciled variance between the Company’s records and the previously filed interim financial statements	43	(305)

Total	$2,808	$11,072

Cost of Vest Replacement program
Vest Replacement program — Correct the cost of vest replacement program recorded as an operating cost	$60,000	$60,000

Income taxes (expense) benefit
Income Taxes — Correct current and deferred income tax benefit - provision	$(19,133)	$(11,216)

Minority interest
Minority Interest — Correct minority interest in earnings	$(243)	$(171)

Interest expense
Miscellaneous — Correct miscellaneous errors	$(66)	$(162)

Other (income) expense
Miscellaneous — Correct miscellaneous errors	$6	$33

Point Blank Solutions, Inc.

Condensed Consolidated Statement of Cash Flows

For the nine months ended September 30, 2005

(In thousands)

(Unaudited)

	As Reported	Restatement Adjustments	Restated
Cash flows from operating activities
Net cash provided by operating activities	$26,616	$(51)	$26,565

Cash flows from investing activities
Purchases of property and equipment	(358)	—	(358)

Net cash used in investing activities	(358)	—	(358)

Cash flows from financing activities
Dividends paid on preferred stock (related party)	(270)	—	(270)
Payment of note payable, net	(21,134)	—	(21,134)
Net proceeds from exercise of stock warrants	187	—	187

Net cash used in financing activities	(21,217)	—	(21,217)

Net increase in cash and cash equivalents	5,041	(51)	4,990
Cash and cash equivalents at beginning of year	447	51	498

Cash and cash equivalents at end of period	$5,488	$—	$5,488

POINT BLANK SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

MARCH 31, 2004

(In thousands, except share data)

(Unaudited)

	As Reported	Restatement Adjustments	Subtotal	Effects of Adoption of SFAS 123R	Restated
ASSETS
Current assets:
Cash and cash Equivalents	$478	$—	$478	$—	$478
Accounts receivable, less allowance for doubtful accounts of $879	38,643	342	38,985	—	38,985
Inventories, net	62,817	(33,728)	29,089	—	29,089
Deferred income tax assets	372	(372)	—	—	—
Income tax receivable	—	134	134	—	134
Prepaid expenses and other current assets	1,204	(3)	1,201	—	1,201

Total current assets	103,514	(33,627)	69,887	—	69,887

Property and equipment, net	2,392	(292)	2,100	—	2,100

Other assets:
Deferred income tax assets	468	4,331	4,799	—	4,799
Deposits and other assets	421	—	421	—	421

Total other assets	889	4,331	5,220	—	5,220

Total assets	$106,795	$(29,588)	$77,207	$—	$77,207

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable – bank, current portion	$3,000	—	$3,000	—	$3,000
Accounts payable	8,933	—	8,933	—	8,933
Accrued expenses and other current liabilities	8,497	(157)	8,340	—	8,340
Income taxes payable	7,394	(7,394)	—	—	—
Employment tax withholding obligation	0	737	737	—	737

Total current liabilities	27,824	(6,814)	21,010	—	21,010
LONG TERM LIABILITIES
Notes payable - bank	15,588	—	15,588	—	15,588
Term loan - bank	9,500	—	9,500	—	9,500
Other liabilities	530	37	567	—	567

Total liabilities	53,442	(6,777)	46,665	—	46,665

Minority interest in consolidated subsidiary	266	(227)	39	—	39
Commitments and contingencies
Stockholders’ equity
Convertible preferred stock $0.001 par value, 5,000,000 shares authorized, 500,000 shares of Series A, 12% convertible preferred stock issued and outstanding; liquidation preference $3,000	1	2,999	3,000	—	3,000
Common stock, $0.001 par value, 100,000,000 shares authorized, 40,742,136 shares issued and outstanding	41	—	41	—	41
Additional paid in capital	35,464	60,585	96,049	(32,452)	63,597
Accumulated other comprehensive loss	(53)	53	—	—
Retained earnings (accumulated deficit)	17,634	(86,221)	(68,587)	32,452	(36,135)

Total stockholders’ equity	53,087	(22,584)	30,503	—	30,503

Total liabilities and stockholders’ equity	$106,795	$(29,588)	$77,207	$—	$77,207

Balance Sheet as of March 31, 2004

Restatement Adjustments

(In thousands)

(Unaudited)

Accounts Receivable
Adjustments - Adjust balances to agree to supporting documentation	$342

Inventory, net
Inventory Valuation - Certain inventory items were valued at costs that exceeded their actual manufactured cost	$(25,993)
Inventory Reserve - Adjustment to inventory to lower of cost or market and establish reserves for obsolete inventory as required by GAAP	(7,650)
Sales Cut-off - Correct errors recording FOB sales. GAAP requires FOB shipments to be recognized when received by the customer	(85)

Total	$(33,728)

Deferred income tax assets, current
Deferred taxes - Record deferred tax impact of errors	$(372)

Income taxes receivable
Income taxes receivable - Properly record receivable	$134

Prepaid expense and other current assets
Adjustments - Adjust balances to agree to supporting documentation	$(3)

Deferred income tax assets
Adjustments - Record deferred tax impact of errors	$4,331

Property and equipment, net
Adjustments - Write-off assets that cannot be located	$(292)

Accrued expenses and other current liabilities
Adjustments - Adjust various expenses including commissions and professional fees.	$(157)

Income tax payable/receivable
Income Taxes Payable - Record current income tax benefit	$(7,394)

Employment tax withholding obligation
Employment tax with holding charge - Record expense for withholding taxes in connection with paid bonuses and exercise of warrants	$737

Other liabilities
Adjustments - Correct miscellaneous liabilities including deferred rent	$37

Minority interest in consolidated subsidiary
Minority Interest in Subsidiary - Correct recording of minority interest	$(227)

Convertible preferred stock
Convertible Preferred Stock - Recorded preferred stock at its redemption value	$2,999

Additional paid in capital
Stock Based Compensation - Correct errors in connection of recording grants of stock warrants as required by GAAP	$63,584
Convertible Preferred Stock - Recorded preferred stock at its redemption value	(2,999)

Total	$60,585

Retained earnings
Adjustments to earnings	$(86,221)

Accumulated other comprehensive loss
Accumulated other comprehensive loss - write-off unsupported balance	$53

POINT BLANK SOLUTIONS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2004

(In thousands, except per share data)

(Unaudited)

	As Reported	Restatement Adjustments	Subtotal	Effects of Adoption of SFAS 123R	Restated
Net sales	$74,403	$(3,967)	$70,436	$—	$70,436
Total cost of goods sold	53,638	4,380	58,018	—	58,018

Gross profit	20,765	(8,347)	12,418	—	12,418

Selling, general and administrative expenses	9,872	2,379	12,251	(941)	11,310

Operating income	10,893	(10,726)	167	941	1,108

Interest expense	299	(24)	275	—	275
Other income	(10)	2	(8)	—	(8)

Total other expense	289	(22)	267	—	267

Income before income tax expense	10,604	(10,704)	(100)	941	841
Income taxes expense	4,186	(3,984)	202	—	202

Income before minority interest of subsidiary	6,418	(6,720)	(302)	941	639
Less minority interest of subsidiary	59	(22)	37	—	37

Net income	6,359	(6,698)	(339)	941	602
Dividend - preferred stock (related party)	90	—	90	—	90

Income available to common stockholders	$6,269	$(6,698)	$(429)	$941	$512

Basic earnings per common share	$0.15				$0.01

Diluted earnings per common share	$0.14				$0.01

Statement of Operations

Three months ended March 31, 2004

Restatement Adjustments

(In thousands)

(Unaudited)

Net sales
Rebates — Reclassification of rebates from vendors were recorded in sales instead of a reduction in cost of inventory	$(3,987)
Sales Cut-off — Correct errors recording FOB sales. GAAP requires FOB shipments to be recognized when received by the customer	20

Total	$(3,967)

Cost of goods sold
Inventory Valuation — Certain inventory items were valued at costs that exceeded their actual manufactured cost	$(2,099)
Inventory Reserve — Adjustment to inventory to lower of cost or market and establish reserves for obsolete inventory as required by GAAP	(6,257)
Rebates — Reclassification of rebates from vendors were recorded in sales instead of a reduction in cost of inventory	3,987
Sales Cut-off — Correct errors recording FOB sales. GAAP requires FOB shipments to be recognized when received by the customer	(9)
Rent — Adjustment to deferred rent expense to properly allocate rent payments.	(2)

Total	$(4,380)

Income taxes
Income Taxes — Correct current and deferred income tax benefit - provision	$3,984

Selling, General and administrative expenses
Stock Based Compensation — Correct errors in connection of recording grants of stock warrants as required by GAAP.	$(2,370)
Miscellaneous — Correct miscellaneous bank and credit card fees	(8)
Rent — Adjustment to deferred rent expense to properly allocate rent payments.	(1)

$(2,379)

Minority Interest
Minority Interest — Correct minority interest in earnings	$22

Interest expense
Miscellaneous — Correct interest expense	$24

Other (income) expense
Miscellaneous — Correct miscellaneous errors	$(2)

Point Blank Solutions, Inc.

Condensed Consolidated Statement of Cash Flows

For the three months ended March 31, 2004

(In thousands)

(Unaudited)

	As Reported	Restatement Adjustments	Restated
Cash flows from operating activities
Net cash used in operating activities	$(3,168)	$1,804	$(1,364)

Cash flows from investing activities
Proceeds from sale of property and equipment	(778)	—	(778)

Net cash used in investing activities	(778)	—	(778)

Cash flows from financing activities
Bank overdraft	—	(1,804)	(1,804)
Dividends paid on preferred stock (related party)	(90)	—	(90)
Net proceeds of notes payable – bank	4,076	—	4,076
Issuance costs of term loan payable	(83)	—	(83)
Net proceeds from exercise of stock warrants	80	—	80

Net cash provided by financing activities	3,983	(1,804)	2,179

Net increase in cash and cash equivalents	37	—	37
Cash and cash equivalents at beginning of year	441	—	441

Cash and cash equivalents at end of period	$478	$—	$478

POINT BLANK SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

JUNE 30, 2004

(In thousands, except share data)

(Unaudited)

	As Reported	Restatement Adjustments	Subtotal	Effects of Adoption of SFAS 123R	Restated
ASSETS
Current assets:
Cash and cash equivalents	$102	$—	$102	$—	$102
Accounts receivable, less allowance for doubtful				—
accounts of $936	58,787	890	59,677	—	59,677
Inventories, net	74,342	(40,763)	33,579	—	33,579
Deferred income tax assets	262	(262)	—	—	—
Prepaid expenses and other current assets	1,626	(47)	1,579	—	1,579

Total current assets	135,119	(40,182)	94,937	—	94,937

Property and equipment, net	3,025	(370)	2,655		2,655

Other assets:
Deferred income tax assets	581	7,484	8,065	—	8,065
Deposits and other assets	418	—	418	—	418

Total other assets	999	7,484	8,483	—	8,483

Total assets	$139,143	$(33,068)	$106,075	$—	$106,075

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable – bank	$4,000	$—	$4,000	$—	$4,000
Accounts payable	12,672	—	12,672	—	12,672
Accrued expenses and other current liabilities	10,065	1,014	11,079	—	11,079
Income taxes payable	9,818	(7,972)	1,846	—	1,846
Employment tax withholding obligation	—	737	737	—	737

Total current liabilities	36,555	(6,221)	30,334	—	30,334
LONG TERM LIABILITIES
Notes payable - bank	32,334	—	32,334	—	32,334
Term loan - bank	8,500	—	8,500	—	8,500
Other liabilities	712	(118)	594	—	594

Total liabilities	78,101	(6,339)	71,762	—	71,762

Minority interest in consolidated subsidiary	305	(246)	59	—	59
Commitments and contingencies
Stockholders’ equity
Convertible preferred stock $0.001 par value, 5,000,000 shares authorized, 500,000 shares of Series A, 12% convertible preferred stock issued and outstanding; liquidation preference $3,000	1	2,999	3,000	—	3,000
Common stock, $0.001 par value, 100,000,000 shares authorized, 40,822,136 shares issued and outstanding	41	—	41	—	41
Additional paid in capital	35,544	101,146	136,690	(72,945)	63,745
Accumulated other comprehensive loss	(53)	53	0	—	—
Retained earnings (accumulated deficit)	25,204	(130,681)	(105,477)	72,945	(32,532)

Total stockholders’ equity	60,737	(26,483)	34,254	—	34,254

Total liabilities and stockholders’ equity	$139,143	$(33,068)	$106,075	$—	$106,075

Balance Sheet as of June 30, 2004

Restatement Adjustments

(In thousands)

(Unaudited)

Accounts Receivable
Adjustments - Adjust balances to agree to supporting documentation	$890

Inventory, net
Inventory Valuation - Certain inventory items were valued at costs that exceeded their actual manufactured cost	$(27,378)
Inventory Reserve - Adjustment to inventory to lower of cost or market and establish reserves for obsolete inventory as required by GAAP	(13,385)

Total	$(40,763)

Deferred income tax assets, current
Deferred taxes - Record deferred tax impact of errors	$(262)

Prepaid expense and other current assets
Adjustments - Adjust balances to agree to supporting documentation	$(47)

Deferred income tax assets
Adjustments - Record deferred tax impact of errors	$7,484

Property and equipment, net
Adjustments - Write-off assets that cannot be located	$(370)

Accrued expenses and other current liabilities
Adjustments - Adjust various expenses including commissions and professional fees.	$1,014

Income tax payable/receivable
Income Taxes Payable - Record current income tax benefit	$(7,972)

Employment tax withholding obligation
Employment tax with holding charge - Record expense for withholding taxes in connection with paid bonuses and exercise of warrants	$737

Other liabilities
Adjustments - Correct miscellaneous liabilities including deferred rent	$(118)

Minority interest in consolidated subsidiary
Minority Interest in Subsidiary - Correct recording of minority interest	$(246)

Convertible preferred stock
Convertible Preferred Stock - Recorded preferred stock at its redemption value	$2,999

Additional paid in capital
Stock Based Compensation - Correct errors in connection of recording grants of stock warrants as required by GAAP	$104,145
Convertible Preferred Stock - Recorded preferred stock at its redemption value	(2,999)

Total	$101,146

Retained earnings
Adjustments to earnings	$(130,681)

Accumulated other comprehensive loss
Accumulated other comprehensive loss - Write-off unsupported balance	$53

POINT BLANK SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004

(In thousands, except per share data)

(Unaudited)

	Three months Ended June 30,					Six months Ended June 30,
	As Reported	Adjustments	Subtotal	Effects of Adoption of SFAS 123R	Restated	As Reported	Adjustments	Subtotal	Effects of Addoption of SFAS 123R	Restated
Net sales	$86,066	$(3,682)	$82,384	$—	$82,384	$160,469	$(7,648)	$152,821	$—	$152,821
Cost of goods sold	62,186	5,363	67,549	—	67,549	115,824	9,744	125,568	—	125,568

Gross profit	23,880	(9,045)	14,835	—	14,835	44,645	(17,392)	27,253	—	27,253

Selling, general and administrative expenses	10,890	39,159	50,049	(40,493)	9,556	20,762	41,539	62,301	(41,434)	20,867

Operating income	12,990	(48,204)	(35,214)	40,493	5,279	23,883	(58,931)	(35,048)	41,434	6,386

Interest expense	359	(34)	325	—	325	658	(67)	591	—	591
Other income	(4)	4	—	—		(14)	14	0	—

Total other expense	355	(30)	325	—	325	644	(53)	591	—	591

Income before income tax expense	12,635	(48,174)	(35,539)	40,493	4,954	23,239	(58,878)	(35,639)	41,434	5,795
Income taxes expense	4,936	(3,697)	1,239	—	1,239	9,122	(7,681)	1,441	—	1,441

Income before minority interest of subsidiary	7,699	(44,477)	(36,778)	40,493	3,715	14,117	(51,197)	(37,080)	41,434	4,354
Less minority interest of subsidiary	39	(17)	22	—	22	98	(39)	59	—	59

Net income	7,660	(44,460)	(36,800)	40,493	3,693	14,019	(51,158)	(37,139)	41,434	4,295
Dividend - Preferred stock (related party)	90	—	90	—	90	180	—	180	—	180

Income available to common stockholders	$7,570	$(44,460)	$(36,890)	$40,493	$3,603	$13,839	$(51,158)	$(37,319)	$41,434	$4,115

Basic earnings per common share	$0.19				$0.09	$0.34				$0.10

Diluted earnings per common share	$0.17				$0.09	$0.31				$0.10

Statement of Operations

Restatement Adjustments

(In thousands)

(Unaudited)

	Three months ended June 30, 2004	Six months ended June 30, 2004
Net sales
Rebates — Reclassification of rebates from vendors were recorded in sales instead of a reduction in cost of inventory	$(3,600)	$(7,586)
Sales Cut-off — Correct errors recording FOB sales. GAAP requires FOB shipments to be recognized when received by the customer	(33)	(13)
Sales to TAP-Transfers to TAP, a subcontractor, were recorded as sales in error.	(49)	(49)

Total	$(3,682)	$(7,648)

Costs of goods sold
Inventory Valuation — Certain inventory items were valued at costs that exceeded their actual manufactured cost	$(1,480)	$(3,578)
Inventory Reserve — Adjustment to inventory to lower of cost or market and establish reserves for obsolete inventory as required by GAAP	(6,256)	(12,514)
Rebates — Reclassification of rebates from vendors were recorded in sales instead of a reduction in cost of inventory in error	3,600	7,586
Research & Development — Reclassification of costs charged to R & D expense	(1,400)	(1,400)
Rent — Adjustment to deferred rent expense to properly allocate rent payments	109	107
Sales to TAP-Transfers to TAP, a subcontractor, were recorded as sales in error.	49	49
Sales Cut-off — Correct errors recording FOB sales. GAAP requires FOB shipments to be recognized when received by the customer	15	6

Total	$(5,363)	$(9,744)

Selling, general administrative expenses
Stock Based Compensation — Correct errors in connection of recording grants of stock warrants as required by GAAP	$(40,561)	$(42,931)
Research & Development — Reclassification of costs charged to R & D expense	1,400	1,400
Miscellaneous — Correct miscellaneous bank and credit card fees	(31)	(39)
Rent — Adjustment to deferred rent expense to properly allocate rent payments.	47	46
Unlocated Difference — Unreconciled variance between the Company’s records and the previously filed interim financial statements	(14)	(15)

Total	$(39,159)	$(41,539)

Income taxes (benefit) expenses
Income Taxes — Correct current and deferred income tax benefit-provision	$3,697	$7,681

Minority interest
Minority Interest — Correct minority interest in earnings	$17	$39

Interest expense
Miscellaneous — Correct interest expense	$34	$67

Other (income) expense
Miscellaneous — Correct miscellaneous errors	$(4)	$(14)

Point Blank Solutions, Inc.

Condensed Consolidated Statement of Cash Flows

For the six months ended June 30, 2004

(In thousands)

(Unaudited)

	As Reported	Restatement Adjustments	Restated
Cash flows from operating activities
Net cash used in operating activities	$(19,425)	$1,804	$(17,621)

Cash flows from investing activities
Proceeds from sale of property and equipment	(1,633)	—	(1,633)

Net cash used in investing activities	(1,633)	—	(1,633)

Cash flows from financing activities
Bank overdraft	—	(1,804)	(1,804)
Dividends paid on preferred stock (related party)	(180)	—	(180)
Net proceeds of notes payable – bank	20,822	—	20,822
Issuance costs of term loan payable	(83)	—	(83)
Net proceeds from exercise of stock warrants	160	—	160

Net cash provided by financing activities	20,719	(1,804)	18,915

Net decrease in cash and cash equivalents	(339)	—	(339)
Cash and cash equivalents at beginning of year	441	—	441

Cash and cash equivalents at end of period	$102	$—	$102

POINT BLANK SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2004

(In thousands, except share data)

(Unaudited)

	As Reported	Restatement Adjustments	Subtotal	Effects of Adoption of SFAS 123R	Restated
ASSETS
Current assets:
Cash and cash equivalents	$87	$—	$87	$—	$87
Accounts receivable, less allowance for doubtful accounts of $901	53,622	1,599	55,221	—	55,221
Inventories, net	81,970	(47,120)	34,850	—	34,850
Deferred income tax assets	632	(632)	—	—
Prepaid expenses and other current assets	1,498	—	1,498	—	1,498

Total current assets	137,809	(46,153)	91,656	—	91,656

Property and equipment, net	2,846	(348)	2,498	—	2,498

Other assets:
Deferred income tax assets	302	11,065	11,367	—	11,367
Deposits and other assets	382	—	382	—	382

Total other assets	684	11,065	11,749	—	11,749

Total assets	$141,339	$(35,436)	$105,903	$—	$105,903

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable – bank	$4,000	$—	$4,000	$—	$4,000
Accounts payable	14,600	—	14,600	—	14,600
Accrued expenses and other current liabilities	9,216	1,784	11,000	—	11,000
Income taxes payable	11,042	(7,615)	3,427	—	3,427
Employment tax withholding obligation	—	737	737	—	737

Total current liabilities	38,858	(5,094)	33,764	—	33,764
LONG TERM LIABILITIES
Notes payable - bank	24,890	—	24,890	—	24,890
Term loan - bank	7,500	—	7,500	—	7,500
Other liabilities	933	(314)	619	—	619

Total liabilities	72,181	(5,408)	66,773	—	66,773

Minority interest in consolidated subsidiary	363	(269)	94	—	94
Commitments and contingencies
Stockholders’ equity
Convertible preferred stock $0.001 par value, 5,000,000 shares authorized, 500,000 shares of Series A, 12% convertible preferred stock issued and outstanding; liquidation preference $3,000	1	2,999	3,000	—	3,000
Common stock, $0.001 par value, 100,000,000 shares authorized, 40,922,416 shares issued and outstanding	41	—	41	—	41
Additional paid in capital	35,544	96,226	131,770	(68,007)	63,763
Accumulated other comprehensive loss	(53)	53	0	—
Retained earnings (accumulated deficit)	33,262	(129,037)	(95,775)	68,007	(27,768)

Total stockholders’ equity	68,795	(29,759)	39,036	—	39,036

Total liabilities and stockholders’ equity	$141,339	$(35,436)	$105,903	$—	$105,903

Balance Sheet as of September 30, 2004

Restatement Adjustments

(In thousands)

(Unaudited)

Accounts Receivable
Adjustments - Adjust balances to agree to supporting documentation	$1,599

Total
Inventory, net
Inventory Valuation - Certain inventory items were valued at costs that exceeded their actual manufactured cost	$(27,519)
Inventory Reserve - Adjustment to inventory to lower of cost or market and establish reserves for obsolete inventory as required by GAAP	(19,601)

Total	$(47,120)

Deferred income tax assets, current
Deferred taxes - Record deferred tax impact of errors	$(632)

Property and equipment, net
Adjustments-Write - off assets that cannot be located	$(348)

Deferred income tax assets
Adjustments - Record deferred tax impact of errors	$11,065

Accrued expenses and other current liabilities
Adjustments-Adjust various expenses including commissions and professional fees.	$1,784

Total
Income tax payable/receivable
Income Taxes Payable - Record current income tax benefit	$(7,615)

Employment tax withholding obligation
Employment tax with holding charge - Record expense for withholding taxes in connection with paid bonuses and exercise of warrants	$737

Other liabilities
Adjustments-Correct miscellaneous liabilities including deferred rent	$(314)

Minority interest in consolidated subsidiary
Minority Interest in Subsidiary - Correct recording of minority interest	$(269)

Convertible preferred stock
Convertible Preferred Stock - Recorded preferred stock at its redemption value	$2,999

Additional paid in capital
Convertible Preferred Stock - Recorded preferred stock at its redemption value	$(2,999)
Stock Based Compensation — Correct errors in connection of recording grants of stock warrants as required by GAAP	99,225

Total	$96,226

Retained earnings
Adjustments to earnings	$(129,037)

Accumulated other comprehensive loss
Accumulated other comprehensive loss-Write-off unsupported balance	$53

POINT BLANK SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,					Nine months ended September 30,
	As Reported	Adjustments	Subtotal	Effects of Adoption of SFAS 123R	Restated	As Reported	Adjustments	Subtotal	Effects of Adoption of SFAS 123R	Restated
Net sales	$89,410	$(1,596)	$87,814	$—	$87,814	$249,879	$(9,244)	$240,635	$—	$240,635
Cost of goods sold	64,537	7,774	72,311	—	72,311	180,361	17,517	197,878	—	197,878

Gross profit	24,873	(9,370)	15,503	—	15,503	69,518	(26,761)	42,757	—	42,757

Selling, general and administrative expenses	11,591	(8,130)	3,461	4,938	8,399	32,353	33,409	65,762	(36,496)	29,266
Operating income	13,282	(1,240)	12,042	(4,938)	7,104	37,165	(60,170)	(23,005)	36,496	13,491

Interest expense	389	(47)	342	—	342	1,047	(106)	941	—	941
Other income	(41)	16	(25)	—	(25)	(55)	22	(33)	—	(33)

Total other expense	348	(31)	317	—	317	992	(84)	908	—	908

Income before income tax expense	12,934	(1,209)	11,725	(4,938)	6,787	36,173	(60,086)	(23,913)	36,496	12,583
Income taxes expense	4,728	(2,830)	1,898	—	1,898	13,850	(10,511)	3,339	—	3,339

Income before minority interest of subsidiary	8,206	1,621	9,827	(4,938)	4,889	22,323	(49,575)	(27,252)	36,496	9,244
Less minority interest of subsidiary	58	(23)	35	—	35	156	(61)	95	—	95

Net income	8,148	1,644	9,792	(4,938)	4,854	22,167	(49,514)	(27,347)	36,496	9,149
Dividend - preferred stock (related party)	90	—	90	—	90	270	—	270	—	270

Income available to common stockholders	$8,058	$1,644	$9,702	$(4,938)	$4,764	$21,897	$(49,514)	$(27,617)	$36,496	$8,879

Basic earnings per common share	$0.20				$0.12	$0.54				$0.22

Diluted earnings per common share	$0.18				$0.12	$0.49				$0.22

Statement of Operations

Restatement Adjustments

(In thousands)

(Unaudited)

	Three months ended September 30, 2004	Nine months ended September 30, 2004
Net sales
Rebates — Reclassification of rebates from vendors were recorded in sales instead of a reduction in cost of inventory	$(1,579)	$(9,165)
Sales Cut-off — Correct errors recording FOB sales. GAAP requires FOB shipments to be recognized when received by the customer	—	(13)
Sales to TAP — Transfers to TAP, a subcontractor, were recorded as sales in error	—	(49)
Unlocated Difference — Unreconciled variance between the Company’s records and the previously filed interim financial statements	(17)	(17)

Total	$(1,596)	$(9,244)

Cost of Goods Sold
Inventory Valuation — Certain inventory items were valued at costs that exceeded their actual manufactured cost	$(141)	$(3,718)
Inventory Reserve — Adjustment to inventory to lower of cost or market and establish reserves for obsolete inventory as required by GAAP	(6,257)	(18,771)
Rebates — Reclassification of rebates from vendors were recorded in sales instead of a reduction in cost of inventory	1,579	9,165
Research & Development — Reclassification of costs charged to R & D expense	(3,100)	(4,500)
Rent — Adjustment to deferred rent expense to properly allocate rent payments	138	245
Sales to TAP-Transfers to TAP, a subcontractor, were recorded as sales in error	—	49
Sales Cut-off — Correct errors recording FOB sales. GAAP requires FOB shipments to be recognized when received by the customer	7	13

Total	$(7,774)	$(17,517)

Selling, general and administrative
Stock Based Compensation — Correct errors in connection of recording grants of stock warrants as required by GAAP	$4,920	$(38,011)
Research & Development — Reclassification of costs charged to R & D expense	3,100	4,500
Miscellaneous — Correct miscellaneous bank and credit card fees	(32)	(71)
Rent — Adjustment to deferred rent expense to properly allocate rent payments.	59	105
Unlocated Difference — Unreconciled variance between the Company’s records and the previously filed interim financial statements	83	68

Total	$8,130	$(33,409)

Income taxes (expense) benefit
Income Taxes — Correct current and deferred income tax benefit - provision	$2,830	$10,511

Minority interest
Minority Interest — Correct minority interest in earnings	$23	$61

Interest expense
Miscellaneous — Correct interest expense	$47	$106

Other (income) expense
Miscellaneous — Correct miscellaneous errors	$(16)	$(22)

Condensed Consolidated Statement of Cash Flows

For the nine months ended September 30, 2004

(In thousands)

(Unaudited)

	As Reported	Restatement Adjustment	Restated
Cash flows from operating activities
Net cash used in operating activities	$(10,804)	$1,804	$(9,000)

Cash flows from investing activities
Purchases of property and equipment	(1,735)	—	(1,735)

Net cash used in investing activities	(1,735)	—	(1,735)

Cash flows from financing activities
Bank overdraft	—	(1,804)	(1,804)
Dividends paid on preferred stock (related party)	(270)	—	(270)
Payment of note payable, net	12,378	—	12,378
Issuance cost of long-term debt	(83)	—	(83)
Net proceeds from exercise of stock warrants	160	—	160

Net cash provided by financing activities	12,185	(1,804)	10,381

Net decrease in cash and cash equivalents	(354)	—	(354)
Cash and cash equivalents at beginning of year	441	—	441

Cash and cash equivalents at end of period	$87	$—	$87

Included below is supplementary quarterly financial data for each of the quarterly periods during 2006, 2005 and 2004. The supplementary quarterly financial data for the quarters during 2005 and 2004 has been restated from amounts previously reported. Please refer to the preceeding notes included in this Form 10-K/A for a more complete discussion of the nature of the restatement adjustments.

Unaudited Supplementary quarterly financial data (in thousands except per share data)

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$49,054	$73,948	$59,772	$71,331

Gross profit	11,619	17,174	13,950	15,208

Net income (loss)	(6,364)	(4,500)	9,272	(3,730)

Basic income (loss) per common share	$(0.14)	$(0.10)	$0.20	$(0.08)

Diluted income (loss) per common share	$(0.14)	$(0.10)	$0.20	$(0.08)

Basic and diluted income (loss) per contingently redeemable common share			$—	$—

	2005
	First Quarter (Restated)	Second Quarter (Restated)	Third Quarter (Restated)	Fourth Quarter

Net Sales	$84,083	$88,075	$88,881	$82,522

Gross profit	16,333	21,706	2,683	20,186

Net income (loss)	5,576	11,109	(22,225)	(22,600)

Net income (loss) available to common stockholders	5,486	11,019	(22,315)	(22,675)

Basic income (loss) per common share	$0.12	$0.24	$(0.49)	$(0.50)

Diluted income (loss) per common share	$0.12	$0.24	$(0.49)	$(0.50)

	2004 (Restated)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$70,436	$82,384	$87,814	$81,642

Gross profit	12,418	14,835	15,503	13,913

Net income (loss)	602	3,693	4,854	(18,293)

Net income (loss) available to common stockholders	512	3,603	4,764	(18,383)

Basic income (loss) per common share	$0.01	$0.09	$0.12	$(0.45)

Diluted income (loss) per common share	$0.01	$0.09	$0.12	$(0.45)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

A significant amount of our revenue is generated from U.S. military contracts. The acquisition contracts for this industry are normally issued on indefinite delivery/indefinite quantity, firm fixed price basis. This means that the U.S. military has the right to order as much (or as little) product within the constraints of the contract as they desire; however, any products that they do order will be based on the contract prices. Sustainment contracts are usually on a firm fixed price basis with specific quantities and delivery dates.

This type of contract coupled with current Congressional funding methods (such as continuing resolution authorities, annual appropriations and supplemental bills) may impact our revenue. Further, the following factors may also effect our revenues during a given reporting period:

•	Changes in the military’s strategy around troop deployment or redeployment; and

•	Changes in the military’s budget, including revisions to amount and timing of spending authorizations.

Military and other government contracts typical of our industry do not normally have renewal terms and can be cancelled unilaterally with limited notice. Any significant reduction in U.S. military expenditures for protective body armor based on the factors described above may have a negative impact on our results of operations, cash flows and financial position.

As of December 31, 2006, we had 3 major military contracts outstanding to deliver the following products:

	Potential Future Revenues	Estimated Delivery Date
Interceptor™ Outer Tactical Vest System	$4.3 million	1Q 2007
Deltoid Auxiliary Protection System	114.2 million	1Q-3Q 2007
Enhanced Side Ballistic Insert	20.7 million	1Q-3Q 2007

The Company’s entire portfolio of contracts are scheduled to expire from January, 2007 through August, 2009, with early delivery provided but any such contract can be terminated at any time by the military without penalty.

We expect to generate revenues of approximately $139.2 million under these contracts during 2007.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the years ended December 31, 2006, 2005, 2004 and 2003, and our report dated September 28, 2007 expressed an unqualified opinion on those financial statements and includes explanatory paragraphs as to the restatement of the Company’s consolidated financial statements for the years ended December 31, 2004 and 2003 described in Note 2, the adoption of Statement of Financial Accounting Standards No. 123R, “Share Based Payment,” described in Note 1.

/s/ RACHLIN LLP

Fort Lauderdale, Florida

February 18, 2007 as of

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

None of our current named executive officers, other than Mr. Ellis (under his former employment agreement), was entitled to any cash payments upon a change in control of the Company in his contract that was effective at the end of 2006. All unvested warrants previously awarded to our named executive officers, however, will vest upon a change in control and the named executive officer will be entitled to exercise such warrants, unless such warrants are assumed or substituted by a successor company.

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

Name and Principal Position	Year	Annual Compensation		Other Annual Compensation			Long-Term Compensation Awards
		Salary	Bonus				Restricted Stock Awards	Securities Underlying Options/SARs
David H. Brooks Former Chairman and former Chief Executive Officer	2005 2004 2003	$811,538 762,500 781,250	$2,400,000 2,000,000 1,000,000		— — —	(1) (1) (1)	— — —	5,300,000 50,000 50,000

Dawn M. Schlegel Former Chief Financial Officer	2005 2004 2003	223,077 200,000 139,423	525,000 500,000 100,000	$	— — 62,875	(2) (2) (2)	— — —	50,000 50,000 50,000

Larry Ellis, President	2005	312,500	200,000		—		—	550,000

Sandra L. Hatfield Former Chief Operating Officer	2005 2004 2003	182,557 223,680 163,673	— 750,000 —	$	— — 603,973	(3) (3) (3)	— — —	— — —

(1)	We made numerous payments that appear to be personal expenses, or for which we cannot verify a business purpose. These payments include:

a	Approximately $132,000 for payments made to an affiliated company of Mr. Brooks, which owns a residence in south Florida utilized by Mr. Brooks in 2005.

b	Approximately $878,000, $370,000 and $445,000 in 2005, 2004 and 2003, respectively, for payments to various companies, affiliates and personnel related to private jet travel by Mr. Brooks.

c	The costs associated with the purchase of three vehicles during the period 2001 to 2005 that were initially included on our fixed asset register and that were operated by Mr. Brooks. The Company is not in possession of any of these vehicles. Under the Release Agreement and Contractual Undertakings, Mr. Brooks has agreed to return all of our property retained by him. The make, model, year and cost of the three vehicles is:

Make	Year	Cost
Mercedes CLK 430	2001	$77,843
Armored Ford Excursion	2002	$191,500
Mercedes CLK 500	2004	$62,664

The 2001 Mercedes CLK 430 was traded-in to purchase the 2004 Mercedes CLK 500. The remaining cost of the 2004 Mercedes CLK 500 was $17,038.

d	Payments totaling approximately $171, 000, $23,000 and $208,000 were made in 2005, 2004 and 2003, respectively, to additional numerous payees which appear to be personal in nature.

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

(2)	The Company purchased a 2003 Mercedes E500 at a cost of $62,875, which was operated by Ms. Schlegel. The Company is not in possession of this vehicle.
(3)	The Company purchased a condominium for Ms. Hatfield in lieu of a bonus. The Company also purchased a 2001 Mercedes 320 at a cost of $61,593, which was operated by Hatfield. The Company is not in possession of this vehicle.

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

Name	Number of shares of common stock beneficially owned	Percentage ownership of common stock
David H. Brooks (2)	11,712,978	23.0%
Harbinger Capital Partners Master Fund I, Ltd. (1)	7,537,225	14.8%
Terry S. Brooks (2)	3,057,292	6.0%
Larry Ellis (3)	392,000	*
Senator (Ret.) William Campbell (4)	76,730	*
Jack A. Henry (5)	20,862	*
David Bell (6)	18,322	*
Maurice Hannigan (7)	19,662	*
General Martin R. Berndt (8)	8,080	*
Suzanne Hopgood (9)	9,910	*
James F. Anderson (10)	40,000	*
John C. Siemer (11)	160,000	*
Thomas Canfield (12)	160,000	*
Sam White (13)	26,000	*
Dawn Schlegel (14)	100,000	*
Lawrence R. Litowitz (15)	0	*
Lawrence E. Young (16)	0	*
All current directors and executive officers as a group (11 persons)	926,566	1.8%

*	Indicates ownership in an amount less than 1% of our Common Stock.
(1)	Based upon a Schedule 13-D/A filed with the SEC on May 7, 2006. The address of Harbinger Capital Partners Master Fund I, Ltd. is One Riverchase Parkway South, Birmingham, Alabama 35244.
(2)	Based upon a Schedule 13-D/A filed with the SEC on November 30, 2006. David H. Brooks is our former Chairman and Chief Executive Officer. The address of each of David H. Brooks and Terry Brooks is 800 South Ocean Drive, Boca Raton, Florida 33432.
(3)	Mr. L. Ellis is a director of the Company and our President and Chief Executive Officer. The amount beneficially owned by Mr. Ellis includes 390,000 warrants currently exercisable or exercisable within 60 days of September 30, 2007.
(4)	Senator (Ret.) Campbell is a director of the Company. The amount beneficially owned by Senator (Ret.) Campbell includes 26,730 deferred stock units and 50,000 warrants currently exercisable or exercisable within 60 days of September 30, 2007.

(5)	Mr. Henry is a director of the Company. The amount beneficially owned by Mr. Henry includes 6,712 warrants and 14,150 deferred stock units currently exercisable or exercisable within 60 days of September 30, 2007.
(6)	Mr. Bell is a director of the Company. The amount beneficially owned by Mr. Bell includes 5,342 warrants and 12,980 deferred stock units currently exercisable or exercisable within 60 days of September 30, 2007.
(7)	Mr. Hannigan is a director of the Company. The amount beneficially owned by Mr. Hannigan includes 5,342 warrants and 14,320 deferred stock units currently exercisable or exercisable within 60 days of September 30, 2007.
(8)	General Berndt is a director of the Company. The amount beneficially owned by General Berndt includes 8,080 deferred stock units currently exercisable or exercisable within 60 days of September 30, 2007.
(9)	Ms. Hopgood is a director of the Company. The amount beneficially owned by Ms. Hopgood includes 9,910 deferred stock units currently exercisable or exercisable within 60 days of September 30, 2007.
(10)	Mr. Anderson is our Senior Vice President and the Chief Accounting Officer. The amount beneficially owned by Mr. Anderson includes 40,000 warrants currently exercisable or exercisable within 60 days of September 30, 2007.
(11)	Mr. Siemer is our Chief Operating Officer and Chief of Staff. The amount beneficially owned by Mr. Siemer includes 160,000 warrants currently exercisable or exercisable within 60 days of September 30, 2007.
(12)	Mr. Canfield is our General Counsel and Secretary. The amount beneficially owned by Mr. Canfield includes 160,000 warrants currently exercisable or exercisable within 60 days of September 30, 2007.
(13)	Mr. White is our Head of Global Sales. The amount beneficially owned by Mr. White includes 20,000 warrants currently exercisable or exercisable within 60 days of September 30, 2007.
(14)	Ms. Schlegel is our former Chief Financial Officer.
(15)	Mr. Litowitz is our former Director of Finance
(16)	Mr. Young is our former Chief Financial Officer.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Vehicles

During the period 2001 to 2006, we purchased six vehicles that were initially included on our fixed asset register and that were operated by Mr. Brooks, Ms. Hatfield and Ms. Schlegel. We are not in possession of any of those vehicles, nor do our records indicate any reimbursement to us for these purchases. The make, year and cost of the vehicles are:

Make	Year	Cost
Bentley Flying Spur	2006	$200,000
Mercedes CLK500	2004	$63,000
Armored Ford Excursion	2002	$192,000
Mercedes E 580	2003	$63,000
Mercedes CLK430	2001	$78,000
Mercedes 320	2001	$62,000

The 2001 Mercedes CLK 430 was traded-in to purchase the 2004 Mercedes CLK 500. The remaining cost of the 2004 Mercedes CLK 500 was $17,038.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

2.	Financial Statement Schedules

See Note 13 to the Consolidated Financial Statements, for the “Valuation and Qualifying Accounts.”

3.	List of Exhibits

Exhibit	Description
3.1	Certificate of Incorporation of the Company filed September 1, 1994.	(1)

3.2	Certificate of Amendment of Certificate of Incorporation of the Company filed December 31, 1996.	(2)

3.3	Certificate of Amendment of Certificate of Incorporation of the Company filed July 24, 2001.	(6)

3.4	Certificate of Designations and Preferences of the Company filed December 26, 2001.	(6)

3.5	Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock of the Company filed October 12, 2006.	(16)

3.6	Second Amended and Restated By-Laws of the Company adopted as of August 17, 2007.	(19)

4.2	Stock Subscription Agreement dated December 14, 2001, between the Company and David Brooks.	(6)

4.3	Form of Warrant Award Certificate of the Company pursuant to the 2005 Plan.	(20)

4.4	Form of Warrant Award Certificate of the Company pursuant to the 2007 Plan.	(18)

4.5	Rights Agreement dated as of October 6, 2006, between American Stock Transfer & Trust Company and the Company.	(16)

10.1	Employment Agreement dated July 1, 2000, between the Company and David Brooks.	(7)

10.2	Employment Agreement dated May 24, 2005, by and between the Company and Larry Ellis.	(11)

10.3	Employment Agreement dated September 28, 2006, by and between the Company and John C. Siemer.	(20)

10.4	Employment Agreement dated September 28, 2006, by and between the Company and Thomas C. Canfield.	(20)

10.5	Employment Agreement dated November 1, 2006, by and between the Company and Sam White.	(20)

10.6	Employment Agreement dated March 29, 2007, by and between the Company and Larry Ellis.	(20)

10.7	Employment Agreement dated June 21, 2007, by and between the Company and James Anderson.	(20)

10.8	Warrant Agreement dated July 1, 2005, between the Company and David Brooks.	(14)

Exhibit	Description

10.9	Warrant of the Company issued to Larry Ellis on May 24, 2005.	(11)

10.10	Warrant Agreement dated May 18, 2006, between the Company and William P. Campbell.	(20)

10.11	Warrant Award Certificate issued to John C. Siemer on September 28, 2006.	(20)

10.12	Warrant Award Certificate issued to Thomas C. Canfield on September 28, 2006.	(20)

10.13	Warrant Award Certificate issued to Larry Ellis on March 29, 2007.	(20)

10.14	Warrant Award Certificate issued to James Anderson on July 24, 2007.	(20)

10.15	Promissory Note dated November 6, 2000, between the Company and David Brooks.	(3)

10.16	The Company’s 1995 Stock Option Plan.	(4)

10.17	The Company’s 2005 Omnibus Equity Incentive Plan.	(13)

10.18	The Company’s 2007 Omnibus Equity Incentive Plan.	(18)

10.19	Board of Directors Compensation Policy, effective as of January 1, 2007.	(20)

10.20	Sale Agreement dated March 10, 2000, between the Company and DMC2 Electronic Components.	(5)

10.21	Lease dated January 1, 2001, between V.A.E. Enterprises and Point Blank Body Armor, Inc.	(7)

10.22	Lease Agreement dated April 15, 2001, between A&B Holdings, Inc. and the Company.	(3)

10.23	Industrial Lease dated December 5, 2003, between Atlantic Business Center L.C. and Point Blank Body Armor Inc.	(8)

10.24	Employment Agreement dated May 24, 2005, by and between the Company and Manuel Rubio.	(11)

10.25	Employment Agreement dated May 24, 2005, by and between the Company and Dawn Schlegel.	(11)

10.26	Employment Agreement dated May 24, 2005, by and between the Company and Ishmon Burks.	(11)

10.27	Employment Agreement dated June 2, 2005, by and between the Company and Marc Dien.	(12)

10.28	Amended and Restated Loan and Security Agreement, dated as of April 3, 2007, by and among Protective Apparel Corporation of America, Point Blank Body Armor Inc., NDL Products, Inc., the Company and LaSalle Business Credit, LLC, as Administrative Agent and Collateral Agent.	(17)

10.29	Subscription and Structuring Agreement dated as of December 19, 2003, by and among Point Blank Body Armor Inc., Hightower Capital Management, LLC and the Company.	(8)

10.30	Release Agreement and Contractual Undertakings dated July 31, 2006, by and between the Company and David H. Brooks.	(20)

10.31	Securities Purchase Agreement dated July 31, 2006, by and between the Company and David H. Brooks.	(20)

10.32	Registration Rights Agreement dated July 31, 2006, by and between the Company and David H. Brooks.	(20)

10.33	Warrant Exercise Agreement dated July 31, 2006, by and between the Company and David H. Brooks.	(20)

Exhibit	Description
10.34	Agreement of Insureds dated as of July 27, 2006, by and among the Company, David H. Brooks, Sandra Hatfield, Dawn M. Schlegel, Cary Chasin, Jerome Krantz, Gary Nadelman, Barry Berkman and Gen. (Ret.) Larry R. Ellis.	(20)

10.35	Stipulation and Agreement of Settlement dated November 30, 2006.	(20)

10.36	Warrant of the Company issued to Manuel Rubio on May 24, 2005.	(11)

10.37	Warrant of the Company issued to Ishmon Burks on May 24, 2005.	(11)

10.38	Warrant of the Company issued to Marc Dien on June 2, 2005.	(12)

10.39	Employment Agreement dated December 1, 2005, by and between the Company and Rick Hockensmith.	(15)

10.40	Warrant Award Agreement dated November 28, 2005, between the Company and Rick Hockensmith.	(15)

10.41	Employment Agreement dated August 24, 2006, by and between the Company and James Anderson.	(20)

10.42	Award/Contract dated June 7, 2004 by and between U.S. Army Robert Morris Acquisition Center and Point Blank Body Armor, Inc.	(21)

10.43	Solicitation/Contract/Order for Commercial Items dated December 23, 2004 by and between U.S. Army Robert Morris Acquisition Center and Point Blank Body Armor, Inc.	(21)

14.1	Code of Ethics.	(9)

16.1	Letter from Weiser LLP to the Company regarding change in certifying accountant.	(10)

21.1	List of Significant Subsidiaries.	(20)

23.1	Consent of Independent Registered Public Accounting Firm.	(21)

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.	(21)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.	(21)

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(21)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(21)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this the 18th day of February, 2008.

POINT BLANK SOLUTIONS, INC.

By:	/s/ LARRY ELLIS
Larry Ellis
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ LARRY ELLIS Larry Ellis	President, Chief Executive Officer and Director (Principal Executive Officer)	February 18, 2008

/s/ JAMES F. ANDERSON James F. Anderson	Chief Financial Officer, Senior Vice President and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	February 18, 2008

DHB INDUSTRIES, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Point Blank Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Point Blank Solutions, Inc. and subsidiaries as of December 31, 2006, 2005, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Point Blank Solutions, Inc. and subsidiaries as of December 31, 2006, 2005, 2004 and 2003 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 28, 2007 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses.

RACHLIN LLP

Fort Lauderdale, Florida

February 18, 2008 as of

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

DHB INDUSTRIES, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT)

For The Years Ended December 31, 2006, 2005, 2004, and 2003

(In thousands, except share and per share data)

	Series A Preferred Shares	Redemption Value	Common	Par Value	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total
Balance December 31, 2002 Restated	500,000	$3,000	40,413,746	$40	$60,599	($32,312)	$31,327
2003 Restated
Net loss	—	—	—	—	—	(3,975)	(3,975)
Stock based compensation	—	—	—	—	898	—	898
Preferred stock dividends paid (related party)	—	—	—	—	—	(360)	(360)
Common stock issued for services	—	—	80,000	—	165	—	165
Exercise of stock warrants	—	—	248,390	1	427	—	428

Balance December 31, 2003	500,000	3,000	40,742,136	41	62,089	(36,647)	28,483
2004 Restated						—
Net loss	—	—	—	—	—	(9,145)	(9,145)
Stock based compensation	—	—	—	—	1,531	—	1,531
Preferred stock dividends paid (related party)	—	—	—	—	—	(360)	(360)
Exercise of stock warrants	—	—	4,540,400	4	156	—	160

Balance December 31, 2004	500,000	3,000	45,282,536	45	63,776	(46,152)	20,669
2005
Net loss	—	—	—	—	—	(28,140)	(28,140)
Stock based compensation	—	—	—	—	20,558		20,558
Preferred stock dividends paid (related party)	—	—	—	—	—	(345)	(345)
Preferred stock redemption (related party)	(500,000)	(3,000)	—	—		—	(3,000)
Common stock repurchased	—	—	(1,930,700)	(2)	(7,714)	—	(7,716)
Stock issued for settlement of obligation	—	—	25,040	—	368	—	368
Exercise of stock warrants	—	—	30,000	—	188	—	188

Balance December 31, 2005	—	—	43,406,876	43	77,176	(74,637)	2,582
2006
Net loss	—		—	—	—	(5,322)	(5,322)
Stock based compensation	—	—	—	—	1,395	—	1,395
Common stock repurchased	—	—	(655,000)	—	(3,133)	—	(3,133)
Stock issued for settlement of obligation	—	—	14,960	—	220	—	220
Exercise of stock warrants	—	—	5,250,000	5	5,245	—	5,250

Balance December 31, 2006	—	$—	48,016,836	$48	$80,903	$(79,959)	$992

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

Revenue Recognition

The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery of the produce has occurred, the price for the goods is fixed or determinable and collectability is reasonably assured.

The Company enters into contracts with all of its customers. These contracts specify the material terms and conditions of each sale, including prices and delivery terms for each product sold.

Ballistics apparel and accessory products sold to the U.S. military are manufactured to specifications provided by the U.S. military. Prior to shipment, each manufactured product is inspected by U.S. military representatives. Once the goods pass inspection by the U.S. Government Quality Assurance Specialist (denoted on Form DD 250), the U.S military immediately accepts risk of ownership associated with those goods.

Non-military contracts specify that customers may return products to the Company only if such products do not meet agreed upon specifications. Ballistics apparel products sold to other than the U.S. armed forces for use in combat comply with National Institute of Justice standards, and are subjected to internal and external quality control procedures. Because of these internal and external quality control procedures, warranty returns of products sold to law enforcement agencies and to distributors are minimal.

The Company warrants that its ballistics apparel products will be free from manufacturing defects for a period of five years from the date of manufacture. From time to time, individual ballistics apparel products may be returned because they are the incorrect size. In most cases, the product returned for sizing is retailored and reshipped to the customer. Returns for sizing along with the cost involved in tailoring the units are minimal.

The Company does not offer any general rights of return, express or implied, associated with any of its military sales or its sports medicine and health support sales. Ballistic resistant apparel and other accessories sold to non-military customers have a 30 day right of return. At the time of sale, the sales transactions meet the conditions of Statement of Financial Accounting Standard No. 48, Revenue Recognition When Right of Return Exists and revenue is recognized at the time of sale.

All Company contracts specify that products will be shipped FOB shipping point or FOB destination. Shipments to the U.S. Army are made FOB shipping point. The other shipments are either FOB shipping point or FOB destination. The Company recognizes revenue military sales and for those non-military sales shipped FOB shipping point when the related products are shipped. The Company defers revenue recognition for those sales that are shipped FOB destination until the related goods are received at the customers’ designated receiving locations.

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

The effects of adopting SFAS 123R on a modified retrospective basis were to increase (decrease) the Company’s restated net income - before and after taxes - by the following amounts:

	Years Ended December 31,
	2005	2004	2003
(Increase) decrease before and after tax net loss	$(9,482)	$63,971	$24,348

The effects of adopting SFAS 123R were to (increase) decrease the Company’s restated basic and diluted loss per share by the following amounts:

	Years Ended December 31,
	2005	2004	2003
(Increase) decrease in restated basic and diluted loss per share	$(0.21)	$1.55	$0.60

As a result of implementing SFAS 123R using the modified retrospective method, retained earnings at January 1, 2003 increased by $7,163 while additional paid in capital decreased by the same amount.

Because the Company believes that the vast majority of share-based payment awards issued prior to January 1, 2003 would not be deductible for income tax purposes, there was no material adjustment necessary to the deferred tax asset account balance as of January 1, 2003. In addition, the Company did not realize any material “excess tax deductions”, as defined in SFAS 123R, during all periods presented in the accompanying financial statements. Accordingly, there were no effects on previously reported cash flows from operating activities and cash flows from financing activities resulting from the modified retrospective adoption of SFAS 123R.

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

DHB INDUSTRIES, INC AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2004

(In thousands, except share and per share data)

	As Reported	Restatement Adjustments	Subtotal	Effects of Adoption of SFAS 123R	Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash used in operating activities	$(10,095)	$1,421	$(8,674)	$—	$(8,764)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,791)	404	(1,387)	—	(1,387)

Net cash provided by (used in) investing activities	(1,791)	404	(1,387)	—	(1,387)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	—	(1,804)	(1,804)	—	(1,804)
Dividends paid on preferred stock (related party)	(360)	—	(360)	—	(360)
Net proceeds of notes payable – bank	1,539	6,961	8,500	—	8,500
Proceeds from the issuance of long term debt	12,500	(8,878)	3,622	—	3,622
Principal payments on term loan payable	(2,000)	2,000
Net proceeds from exercise of stock warrants	160	—	160	—	160

Net cash provided by (used in) financing activities	11,839	(1,721)	10,118		10,118

Effect of foreign currency translation	53	(53)	—	—

Net increase in cash	6	51	57	—	57
Cash at beginning of year	441	—	441	—	441

Cash at end of year	$447	$51	$498	$—	$498

DHB INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands)

Restatement Adjustment	Amount
2004
Net sales
Rebates — Reclassification of rebates from vendors were recorded in sales instead of a reduction in cost of inventory	$(11,130)
Sales to TAP — Transfers of product to TAP, a subcontractor, were recorded as sales	(6,632)
Sales cut-off — Correct errors recording FOB sales. GAAP requires FOB shipments to be recognized when received by the customer	(37)

Total	$(17,799)

Cost of goods sold
Inventory Valuation — Certain inventory items were valued at costs that exceeded their actual manufactured cost.	$6,203
Inventory Reserve — Adjustment to inventory to lower of cost or market and establish reserves for obsolete inventory as required by GAAP	17,034
Rebates — Reclassification of rebates from vendors were recorded in sales instead of a reduction in cost of inventory	(11,130)
Sales to TAP — Transfers of product to TAP, a subcontractor, were recorded as sales	(6,632)
Receivable from TAP — Correct errors in recording amounts due from TAP	6,509
Research & Development — Reclassification of costs charged to R & D expense	7,100
Rent — Adjustment to deferred rent expense to properly allocate rent payments.	(443)
Sales cut-off — Correct errors recording FOB sales. GAAP requires FOB shipments to be recognized when received by the customer	8
Plate Purchases — Correct error in purchases of plates	1,018

Total	$19,667

Operating Cost
Stock Based Compensation — Correct errors in connection of recording grants of stock warrants as required by GAAP.	$65,502
Research & Development — Reclassification of costs charged to R & D expense in error	(7,100)
Commissions — Correct recording of accrual	(84)
Advertising — Correct errors in recording accrual	(60)
Labor Fringe Benefit Cost — Reclassification to cost of goods sold	(149)
Bank and Credit Card Fees — Correct errors in recording bank and credit card fees	106
Professional Fees — Correct errors in recording accrual	(313)
Miscellaneous — Correct miscellaneous errors and record reclassifications	(91)
Employment tax withholding charge — Record expense for taxes in connection with paid bonuses and exercise of warrants.	28,981

Total	$86,792

Interest and other expense (income)
Interest Expense — Record corrections and reclassifications	$(3)
Other Expense (Income) — Record correction of miscellaneous errors	(155)

Total	$(158)

Income tax (benefit) expense
Current Taxes — Record current income tax benefit	$(3,114)
Deferred tax (Benefit) Expense — Record deferred tax benefit	(17,259)

Total	$(20,373)

Minority interest in subsidiary
Minority interest in subsidiary — Correct recording of minority interest	$(176)

2004
Cash
Cash — Correct voided check not reversed and added back to cash	$51

Accounts Receivable
Accounts Receivable — Adjust balances to agree to supporting documentation	$(135)

Accounts Receivable — Related Party
Receivable from TAP — Correct error in recording amount from TAP	$(6,509)
Miscellaneous — Correct miscellaneous errors	(74)

$(6,583)

Inventory
Inventory Valuation — Certain inventory items were valued at costs that exceeded their actual manufactured cost	$(30,097)
Inventory Reserve — Adjustment to inventory to lower of cost or market and establish reserves for obsolete inventory as required by GAAP	(18,062)
Sales cut-off — Correct errors regarding FOB sales	(8)
Miscellaneous — Correct miscellaneous errors	425

$(47,742)

Deferred income taxes — Current
Deferred taxes — Record deferred tax impact of errors	$18,611

Prepaid expenses
Adjustments — Adjust balances to agree to supporting documentation	$(1)

Property and Equipment, net
Adjustments — Write-off assets that cannot be located	$(261)

Deferred income tax assets
Deferred Income Tax Assets — Record deferred tax impact of errors	$(593)

Accounts payable
Adjustments — Correct miscellaneous errors	$(10)

Employment tax withholding charge
Adjustments — Record expense for taxes in connection with paid bonuses and exercise of warrants	$29,718

Accrued expenses and other current liabilities
Adjustments — Adjust various accrued expenses.	$665

Income taxes payable
Income Taxes Payable — Record current income tax benefit	$(9,885)

Note payable bank — Current Portion
Note Payable Bank — Record in the correct balance sheet classification	$4,500

Note payable bank
Note Payable Bank — Record in the correct balance sheet classification	$(4,490)

Other liabilities
Adjustments — Correct miscellaneous errors	$(412)

Minority Interest in Consolidated Subsidiaries
Minority Interest in Subsidiary — Correct recording of minority interest	$(382)

Convertible preferred stock
Convertible Preferred Stock — Record preferred stock at its redemption value	$2,999

Additional paid in capital
Additional Paid in Capital — Record convertible preferred stock at its liquidation value	$(2,999)
Stock Based Compensation — Correct errors in connection with recording grants of stock warrants as required by GAAP	95,839

$92,840

Retained earnings
Retained Earnings — Adjustments to Consolidated Statement of Operations.	(152,196)

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

DHB INDUSTRIES, INC AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2003

(In thousands, except share and per share data)

	As Reported	Restatement Adjustments	Subtotal	Effects of Adoption of SFAS 123R	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$2,595	$(1,872)	$723		$723

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(741)	26	(715)	—	(715)

Net cash provided by (used in) investing activities	(741)	26	(715)	—	(715)
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	—	1,804	1,804	—	1,804
Dividends paid on preferred stock (related party)	(360)	—	(360)	—	(360)
Proceeds of notes payable bank—short term		2,000	2,000	—	2,000
Repayment of notes payable bank—long term	(362)	(1,970)	(2,332)	—	(2,332)
Payments of note payable—stockholder	(1,500)	—	(1,500)	—	(1,500)
Net proceeds from exercise of stock warrants	428	—	428	—	428

Net cash provided by (used in) financing activities	(1,794)	1,834	40	—	40

Effect of foreign currency translation	(12)	12	—	—

Net increase in cash and cash equivalents	48	—	48		48
Cash at beginning of year	393	—	393	—	393

Cash at end of year	$441	$—	$441	$—	$441

DHB INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands)

Restatement Adjustment	Amount
2003
Net sales
Rebates — Reclassification of rebates from vendors were recorded in sales instead of a reduction in cost of inventory		$(8,324)
Sales to TAP — Transfers of product to TAP, a subcontractor, were recorded as sales		(15,136)
Sales cut-off — Correct errors recording FOB sales. GAAP requires FOB shipments to be recognized when received by the customer		(176)

Total		$(23,636)

Cost of goods sold
Inventory Valuation — Certain inventory items were valued at costs that exceeded their actual manufactured cost		$23,895
Inventory Reserve — Adjustment to inventory to lower of cost or market and establish reserves for obsolete inventory as required by GAAP		1,028
Rebates — Reclassification of rebates from vendors were recorded in sales instead of a reduction in cost of inventory		(8,324)
Sales to TAP — Transfers of product to TAP, a subcontractor, were recorded as sales		(15,136)
Research & Development - Reclassification of costs charged to R & D expense		8,830
Rent - Adjustment to deferred rent expense to properly allocate rent payments.		31
Sales cut-off — Correct errors recording FOB sales. GAAP requires FOB shipments to be recognized when received by the customer		(77)
Direct Labor Fringe Benefit Cost — Reclassification of certain fringe benefit costs charged to expense		149

Total		$10,396

Operating Cost
Stock Based Compensation — Correct errors in connection of recording grants of stock warrants as required by GAAP.		$25,246
Research & Development —Reclassification of costs charged to R & D expense		(8,830)
Labor Fringe Benefit Cost — Reclassification to cost of goods sold		(149)
Bank and Credit Card Fees — Correct errors in recording bank and credit card fees		65
Miscellaneous — Correct miscellaneous errors and record reclassifications		169
Employment tax withholding charge — Record expense for taxes in connection with paid bonuses and exercise of warrants.		737

Total		$17,238

Interest and other expense (income)
Interest Expense — Record corrections and reclassifications		$66
Other Expense (Income) — Record correction in investment in subsidiary and miscellaneous error corrections		(320)

Total		$(254)

Income tax (benefit) expense
Current Taxes — Record current income tax benefit		$(6,773)
Deferred tax (Benefit) Expense - Record deferred tax benefit		(740)

Total		$(7,513)

Minority interest in subsidiary
Minority interest in subsidiary — Correct recording of minority interest		$(8)

2003
Accounts Receivable
Miscellaneous — Adjust balances to supporting documentation		$(142)

Inventory
Inventory Valuation — Certain inventory items were valued at costs that exceeded their actual manufactured cost in error		$(23,894)
Inventory Reserve — Adjustment to inventory to lower of cost or market and establish reserves for obsolete inventory as required by GAAP		(1,028)
Sales cut-off — Correct errors regarding FOB sales		77
Miscellaneous — correct miscellaneous errors		93

		$(24,752)

Deferred Income taxes
Deferred taxes — Record deferred tax impact of errors		$1,052

Prepaid expenses
Adjustments — Adjust balances to agree to supporting documentation		$79

Property and Equipment, net
Adjustments — Adjust for assets missing from the fixed assets records		$(48)

Deferred income tax assets
Deferred taxes — Record deferred tax impact of errors		$(313)

Accounts payable
Adjustments — Adjust balances to agree to supporting documentation		$177

Employment tax withholding charge
Adjustments — Record expense for taxes in connection with paid bonuses and exercise of warrants		$737

Accrued expenses and other current liabilities
Adjustments — Adjust various expenses. Accruals were carried forward from prior periods		$141

Income taxes payable
Income Taxes Payable — Recorded current income tax benefit		$(6,750)

Note payable bank
Note Payable Bank — Correct miscellaneous errors		$10

Other liabilities
Adjustments — Correct miscellaneous errors		$25

Minority Interest in Consolidated Subsidiaries
Minority Interest in Subsidiary — Correct recording of minority interest		$(208)

Convertible preferred stock
Convertible Preferred Stock — Recorded preferred stock at its redemption value		$2,999

Additional paid in capital
Additional Paid in Capital — Recorded convertible preferred stock at its liquidation value		$(2,999)
Stock Based Compensation — Correct errors in connection with recording grants of stock warrants as required by GAAP		61,215

		$58,216

Retained earnings
Retained Earnings — Adjustments to Consolidated Statement of Operations	$

DHB INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Note 3	RESTRICTED CASH

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

DHB INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

A summary of the status of the Company’s warrants is presented in the table below:

	For the Years Ended December 31,
	2006		2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Warrants outstanding—beginning of the year	7,000,333	2.10	670,333	4.27	5,494,666	1.64	6,257,666	1.96
Granted	1,445,204	2.69	7,510,000	2.78	300,000	5.88	378,000	2.08
Exercised	5,250,000	1.86	30,000	6.26	4,891,000	1.42	281,723	2.67
Cancelled/expired/forfeited	598,333	3.63	1,150,000	7.68	233,333	3.96	859,277	3.84

Warrants outstanding—end of the year	2,597,204	4.32	7,000,333	2.10	670,333	4.27	5,494,666	1.64

Warrants exercisable—end of the year	1,198,204	4.50	2,574,333	2.42	638,333	4.32	4,581,666	1.71

The intrinsic value of warrants outstanding at December 31, 2006, vested and unvested, was $203 and $93, respectively.

The following table summarizes information regarding warrants outstanding at December 31, 2006.

Exercise Price Range	Number of Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
0 to $1.00
$1.01 - $1.50
$1.51 - $2.00
$2.01 - $2.50	290,204	4.71	$2.24	290,204	$2.24
$2.51 - $3.00	1,110,000	6.20	2.76	111,000	2.76
$3.01 and above	1,197,000	5.76	6.24	797,000	5.56

Total	2,597,204	5.84	$4.32	1,198,204	$4.50

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

Vehicles

During the period 2001 to 2006, the Company purchased six vehicles that were initially included on the Company’s fixed asset register that were operated by Mr. Brooks, Ms. Hatfield and Ms. Schlegel. The Company is not in possession of any of those vehicles. The make, year and cost of the vehicles are:

Make	Year	Cost
Bentley Flying Spur	2006	$200
Mercedes CLK 500	2004	$63
Mercedes E 580	2003	$63
Armored Ford Excursion	2002	$192
Mercedes CLK 430	2001	$78
Mercedes 320	2001	$62

The 2001 Mercedes CLK 430 was traded to purchase the 2004 Mercedes CLK 500. The remaining cost of the 2004 Mercedes CLK 500 was $17,038.

Note 11	COMMITMENTS AND CONTINGENCIES

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

Note 13	VALUATION AND QUALIFYING ACCOUNTS

A summary of the allowance for doubtful accounts related activity for each the years ended December 31, 2006, 2005, 2004 and 2003 is as follows:

Allowance for Accounts Receivable
Balance, December 31, 2002	$1,070
Provision	99
Write offs	(317)

Balance, December 31, 2003	852
Provision	2
Write offs	(152)

Balance, December 31, 2004	702
Provision	727
Write offs	(729)

Balance, December 31, 2005	700
Provision	506
Write offs (recoveries)	(295)

Balance, December 31, 2006	$911

INDEX OF EXHIBITS

Exhibit	Description
3.1	Certificate of Incorporation of the Company filed September 1, 1994.	(1)

3.2	Certificate of Amendment of Certificate of Incorporation of the Company filed December 31, 1996.	(2)

3.3	Certificate of Amendment of Certificate of Incorporation of the Company filed July 24, 2001.	(6)

3.4	Certificate of Designations and Preferences of the Company filed December 26, 2001.	(6)

3.5	Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock of the Company filed October 12, 2006.	(16)

3.6	Second Amended and Restated By-Laws of the Company adopted as of August 17, 2007.	(19)

4.2	Stock Subscription Agreement dated December 14, 2001, between the Company and David Brooks.	(6)

4.3	Form of Warrant Award Certificate of the Company pursuant to the 2005 Plan.	(20)

4.4	Form of Warrant Award Certificate of the Company pursuant to the 2007 Plan.	(18)

4.5	Rights Agreement dated as of October 6, 2006, between American Stock Transfer & Trust Company and the Company.	(16)

10.1	Employment Agreement dated July 1, 2000, between the Company and David Brooks.	(7)

10.2	Employment Agreement dated May 24, 2005, by and between the Company and Larry Ellis.	(11)

10.3	Employment Agreement dated September 28, 2006, by and between the Company and John C. Siemer.	(20)

10.4	Employment Agreement dated September 28, 2006, by and between the Company and Thomas C. Canfield.	(20)

10.5	Employment Agreement dated November 1, 2006, by and between the Company and Sam White.	(20)

10.6	Employment Agreement dated March 29, 2007, by and between the Company and Larry Ellis.	(20)

10.7	Employment Agreement dated June 21, 2007, by and between the Company and James Anderson.	(20)

10.8	Warrant Agreement dated July 1, 2005, between the Company and David Brooks.	(14)

10.9	Warrant of the Company issued to Larry Ellis on May 24, 2005.	(11)

10.10	Warrant Agreement dated May 18, 2006, between the Company and William P. Campbell.	(20)

10.11	Warrant Award Certificate issued to John C. Siemer on September 28, 2006.	(20)

10.12	Warrant Award Certificate issued to Thomas C. Canfield on September 28, 2006.	(20)

10.13	Warrant Award Certificate issued to Larry Ellis on March 29, 2007.	(20)

10.14	Warrant Award Certificate issued to James Anderson on July 24, 2007.	(20)

10.15	Promissory Note dated November 6, 2000, between the Company and David Brooks.	(3)

10.16	The Company’s 1995 Stock Option Plan.	(4)

10.17	The Company’s 2005 Omnibus Equity Incentive Plan.	(13)

10.18	The Company’s 2007 Omnibus Equity Incentive Plan.	(18)

1

Exhibit	Description
10.19	Board of Directors Compensation Policy, effective as of January 1, 2007.	(20)

10.20	Sale Agreement dated March 10, 2000, between the Company and DMC2 Electronic Components.	(5)

10.21	Lease dated January 1, 2001, between V.A.E. Enterprises and Point Blank Body Armor, Inc.	(7)

10.22	Lease Agreement dated April 15, 2001, between A&B Holdings, Inc. and the Company.	(3)

10.23	Industrial Lease dated December 5, 2003, between Atlantic Business Center L.C. and Point Blank Body Armor Inc.	(8)

10.24	Employment Agreement dated May 24, 2005, by and between the Company and Manuel Rubio.	(11)

10.25	Employment Agreement dated May 24, 2005, by and between the Company and Dawn Schlegel.	(11)

10.26	Employment Agreement dated May 24, 2005, by and between the Company and Ishmon Burks.	(11)

10.27	Employment Agreement dated June 2, 2005, by and between the Company and Marc Dien.	(12)

10.28	Amended and Restated Loan and Security Agreement, dated as of April 3, 2007, by and among Protective Apparel Corporation of America, Point Blank Body Armor Inc., NDL Products, Inc., the Company and LaSalle Business Credit, LLC, as Administrative Agent and Collateral Agent.	(17)

10.29	Subscription and Structuring Agreement dated as of December 19, 2003, by and among Point Blank Body Armor Inc., Hightower Capital Management, LLC and the Company.	(8)

10.30	Release Agreement and Contractual Undertakings dated July 31, 2006, by and between the Company and David H. Brooks.	(20)

10.31	Securities Purchase Agreement dated July 31, 2006, by and between the Company and David H. Brooks.	(20)

10.32	Registration Rights Agreement dated July 31, 2006, by and between the Company and David H. Brooks.	(20)

10.33	Warrant Exercise Agreement dated July 31, 2006, by and between the Company and David H. Brooks.	(20)

10.34	Agreement of Insureds dated as of July 27, 2006, by and among the Company, David H. Brooks, Sandra Hatfield, Dawn M. Schlegel, Cary Chasin, Jerome Krantz, Gary Nadelman, Barry Berkman and Gen. (Ret.) Larry R. Ellis.	(20)

10.35	Stipulation and Agreement of Settlement dated November 30, 2006.	(20)

10.36	Warrant of the Company issued to Manuel Rubio on May 24, 2005.	(11)

10.37	Warrant of the Company issued to Ishmon Burks on May 24, 2005.	(11)

10.38	Warrant of the Company issued to Marc Dien on June 2, 2005.	(12)

10.39	Employment Agreement dated December 1, 2005, by and between the Company and Rick Hockensmith.	(15)

10.40	Warrant Award Agreement dated November 28, 2005, between the Company and Rick Hockensmith.	(15)

10.41	Employment Agreement dated August 24, 2006, by and between the Company and James Anderson.	(20)

10.42	Award/Contract dated June 7, 2004 by and between U.S. Army Robert Morris Acquisition Center and Point Blank Body Armor, Inc.	(21)

10.43	Solicitation/Contract/Order for Commercial Items dated December 23, 2004 by and between U.S. Army Robert Morris Acquisition Center and Point Blank Body Armor, Inc.	(21)

14.1	Code of Ethics.	(9)

16.1	Letter from Weiser LLP to the Company regarding change in certifying accountant.	(10)

2

Exhibit	Description

21.1	List of Significant Subsidiaries.	(20)

23.1	Consent of Independent Registered Public Accounting Firm.	(21)

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.	(21)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.	(21)

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(21)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(21)

Notes to Exhibit Table:

(1)	Incorporated by reference to the Company’s Definitive Proxy Material filed February 15, 1995.
(2)	Incorporated by reference to Post-Effective Amendment No. #3 to the Company’s Registration Statement on Form SB-2, File No. 33-59764, filed on Jan 31, 1997.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed March 30, 2001.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on or about November 6, 1995.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed March 23, 2000.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 28, 2002.
(7)	Incorporated by reference to the Amendment filed April 9, 2002, to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed April 1, 2002.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 16, 2004.
(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 17, 2005.
(10)	Incorporated by reference to the Amendment filed April 22, 2005, to the Company’s Current Report on Form 8-K filed April 15, 2005.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed May 27, 2005.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed June 3, 2005.
(13)	Incorporated by reference to the Company’s Definitive Proxy Material filed on June 24, 2005.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 1, 2005.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 6, 2005.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed October 12, 2006.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed April 5, 2007.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 20, 2007.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 24, 2007.
(20)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed October 1, 2007.
(21)	Filed herewith.

3