Form 10-K
period 2007-12-31
POINT BLANK SOLUTIONS, INC.
filed 2008-03-17
CIK 899166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☑

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☑    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                    Accelerated filer  ☑

Non-accelerated filer  ☐ (Do not check if a smaller reporting company)                     Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    YES  ☐    NO  ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates computed by reference to the price at which the stock was last sold, or the average bid and asked price of such stock, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $150,562,592. This disclosure excludes 22,366,020 shares of Registrant’s common stock held by directors, executives, officers and our former Chairman and Chief Executive Officer and his spouse. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control of the Registrant.

The number of shares of Registrant’s common stock outstanding as of March 14, 2008 was 51,085,885.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference into Item 5 of Part II and Part III of this Form 10-K.

PART I

Item 1.	BUSINESS

Forward-Looking Statements

Unless stated to the contrary, or unless the context otherwise requires, references to “Point Blank,” “Point Blank Solutions,” “the Company,” “we,” “our” or “us” in this report include Point Blank Solutions, Inc. and its subsidiaries.

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

In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements in future or conditional tenses or that include terms such as “believes,” “belief,” “expects,” “intends,” “anticipates” or “plans” to be uncertain and forward-looking. Forward-looking statements may include comments as to our beliefs and expectations as to future events and trends affecting our business. Forward-looking statements are based upon management’s current expectations concerning future events and trends and are necessarily subject to uncertainties, many of which are outside of our control. The factors set forth in Item 1A. Risk Factors, as well as other factors, could cause our actual results to differ materially from those reflected or predicted in forward-looking statements.

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

General

We are a leading manufacturer and provider of bullet, fragmentation and stab resistant apparel and related ballistic accessories, which are used domestically and internationally by military, law enforcement, security and corrections personnel, as well as government agencies. We also manufacture and distribute sports medicine, health support and other products, including a variety of knee, ankle, elbow, wrist and back supports and braces that assist serious athletes, weekend sports enthusiasts and general consumers in their respective sports and everyday activities. All products are sold through contracts, a corporate sales force, sales agents and a network of distributors. We were incorporated in 1994.

Our Strategy

In September 2006, as we addressed financial controls and other legacy issues, management, at the direction of our Chief Executive Officer, undertook the development of a strategic plan with the goal of best positioning us for future growth and profitability. The strategic plan developed through that process established a vision for

Point Blank Solutions to be the global leader in safety apparel and protective solutions. In 2007, our Board of Directors adopted this plan and directed management to accomplish this vision through disciplined and aggressive execution of a value enhancement strategy based on the following five strategic pillars:

Grow organically, by capturing new military programs and continuing to increase our civil market share.

•	Pursue business opportunities with all branches of the U.S. Armed Forces.

•	Further expand our domestic law enforcement market share through offering unique protective capabilities and designs.

•	Maintain market dominance through innovation and continued research and development excellence.

Expand internationally by pursuing protective solutions contracts with friendly nations around the world.

•	Leverage relationships with international fiber suppliers, weavers, manufacturing companies and distributors to capture Direct Contract Sales with foreign governments.

•	Expand our international sales force, meet with international decision makers and expand participation at major international trade shows.

•	Leverage military production experience and global protection reputation to secure sales through the U.S. Defense Department’s Foreign Military Sales program.

Improve our cost position through operational excellence initiatives and better management of our supply chain.

•

Finish integration of new financial and manufacturing management systems throughout the organization to enable perpetual inventory management, total process visibility, efficient production and improved margins through cost reduction.

•	Work with our suppliers to improve our cost position.

•	Reduce overhead costs and increase yield from raw material.

•	Achieve International Standards Organization certification and registration across our enterprise in 2008.

Pursue strategic ventures to expand our service offering and diversify into related growth markets.

•	Fully integrate agreements to grow top-line sales, reduce costs and generate high returns.

•	Seek out business opportunities along the value chain that will enhance our market leading positions, expand our product offerings and open up new channels for growth and profitability.

Maximize shareholder value by continuing to build confidence in leadership and demonstrating financial responsibility.

•	Become an industry leader in Sarbanes-Oxley and U.S. Securities and Exchange Commission (“SEC”) compliance and institute best practices throughout all levels of our organization.

•	Control professional service fees and other non-contributory expenses which have drained financial resources as we work through and resolve the legacy issues.

•	Relist on a national securities exchange.

The strategic plan cascades supporting objectives and metrics down to department and individual-levels. Metrics have been developed for all major goals and objectives, and we track progress through the use of balanced scorecards. Monthly and quarterly review and analysis meetings underpin execution of short- and long- term goals and allow for constant assessment and adjustment of goals as needed. Management and the Board believe that the Strategic Plan focuses our efforts on the most important actions required to achieve our vision.

Update on Regulatory Issues

Regulatory Investigations

We are cooperating with investigations by the SEC and the U.S. Attorney’s Office for the Eastern District of New York. These investigations concern:

•

executive compensation issues involving David H. Brooks (“Mr. Brooks”), the former Chairman and Chief Executive Officer (“CEO”), Sandra Hatfield (“Ms. Hatfield”), the former Chief Operating Officer (“COO”), and Dawn Schlegel (“Ms. Schlegel”), the former Chief Financial Officer (“CFO”);

•	related party transactions with Mr. Brooks, his family members and entities controlled by him or his family members;

•	accounting errors and irregularities resulting in misstatements in our books and records and in our publicly filed consolidated financial statements;

•	material weaknesses in internal controls; and

•	income and payroll tax issues.

These investigations stem from accounting irregularities and disclosure issues in the consolidated financial statements for the years ended December 31, 2004 and 2003, as well as in the quarterly financial reports for those years and for the first three quarters of 2005. As a result of the impact of these irregularities, we did not file a Form 10-K for the year ended December 31, 2005, nor, until 2007, did we file any interim reports on Form 10-Q for any of the quarters after September 30, 2005. These investigations are also discussed in Item 3. Legal Proceedings in this Form 10-K.

We filed a Form 10-K on October 1, 2007, which was amended on February 19, 2008, that included our consolidated financial statements and information for the years ended December 31, 2006, 2005, 2004 and 2003. Additionally, on October 9, 2007, we filed interim reports on Form 10-Q for the first and second quarters of 2007. We filed our interim report on Form 10-Q for the third quarter of 2007 on a timely basis.

On October 25, 2007, Mr. Brooks was indicted on charges of securities fraud, tax fraud and other crimes by a grand jury in the United States District Court for the Eastern District of New York. Ms. Hatfield was also charged in the same indictment. With respect to Ms. Hatfield, this indictment superseded an August 2006 indictment in which she and Ms. Schlegel had previously been charged. Also, on October 25, 2007, the SEC filed a civil complaint against Mr. Brooks alleging securities fraud and other violations of the securities laws.

We cannot predict either the timing of the completion of these lawsuits, charges and investigations or their outcomes and the effects of their outcomes.

Products and Markets

We manufacture and sell a variety of body armor products through our subsidiaries Point Blank Body Armor, Inc. and Protective Apparel Corporation of America. We also produce and sell a variety of sports medicine, health support and other products through our subsidiary Life Wear Technology, Inc.

Our body armor products and related accessories protect individuals from bodily injury and death from multiple threats, including bullets, knives, other sharp instruments and shrapnel fragments. We design, build and sell advanced systems that safeguard our users from specific threats as well. Our designs fall into two general categories based on mission and operating environment. Our products are designed for both military and commercial customers.

Our military models are built to meet military specifications and undergo a rigorous test program that involves first article tests, as well as routine performance testing at independent U.S. laboratories. Although we sell some vests to other government agencies, our principal customer for these vests is the U.S. military. The U.S. military and other federal agencies purchase our products directly or through the U.S. General Services Administration (“GSA”).

In 1998, the U.S. Army and Marine Corps procured our Interceptor™ Outer Tactical Vest system (“OTV”), which is a soft armor vest with pouches for hard armor plates for added ballistic protection over vital organs. We designed the Interceptor™ OTV as a continually upgradeable, modular, soft body armor system specifically for the U.S. military. The system includes a removable yoke/collar, as well as throat and groin protection that can be customized by the wearer to address the specific threat faced.

In 2004, we developed for the U.S. Marine Corps an Armor Protection Enhancement System. This modular system is designed to enhance the current Interceptor™ OTV by providing equivalent protection to areas previously not covered by the Interceptor™ OTV, including the underarm, shoulder and upper arms. The Interceptor™ OTV system was first extensively used in combat in Afghanistan during Operation Enduring Freedom, where it was credited for reducing the number of life-threatening wounds. During Operation Iraqi Freedom, the Interceptor™ OTV system was widely deployed among U.S. combat forces. Also during 2004, we helped developed a similar product for the U.S. Army called the Deltoid Auxiliary Protection System (“DAPS”). Through December 31, 2007, we have sold over one million DAPSs.

We manufacture and supply the Interceptor™ OTV to the U.S. military through contracts with the U.S. Department of Defense (the “DOD”) and pursuant to standard purchasing contracts of a type issued by the GSA. We developed multiple models of the Interceptor™ OTV that we customize to meet mission requirements. Since the development of the Interceptor™ OTV, we have delivered over 1.3 million Interceptor™ OTVs to the U.S. Army.

In 2006, we designed, produced and began marketing the Enhanced Side Ballistic Insert (the “ESBI”) to be used with the Interceptor™ OTV. We developed this new system to defeat an adaptive enemy and evolving threat. Since its introduction, we have sold over 700,000 ESBIs.

Also during 2006, we helped developed the Interceptor™ OTV Conversion Kits (the “Conversion Kits”) to be used with the Interceptor™ OTV. The Conversion Kits consist of a base outer shell carrier, ballistic yoke and collar, ballistic groin protector and ballistic throat protector. The U.S. Army awarded us an indefinite delivery/indefinite quantity contract in August 2006 for Conversion Kits with a maximum value of $169 million over a three-year period. Our initial delivery order pursuant to this contract was for $37 million, which we completed in the second quarter of 2007. While this contract is set to expire August 2009, this contract can be terminated at any time by the military without penalty. As of December 31, 2007, we have received $39 million in orders for OTV Conversion Kits. There can be no assurance of any level of future orders by the U.S. Army under this contract.

In 2007, we continued to develop body armor solutions for the U.S. military and assisted the U.S. Army; especially through Engineering Change Proposals (“ECP”) in the design of the Interceptor™ Improved Outer Tactical Vest (“IOTV”), which provides increased levels of protection in a lighter, more flexible and more comfortable version. The U.S. Army awarded us a $52.7 million contract for IOTVs in May 2007. Shortly thereafter, we began production of 75,000 IOTVs pursuant to the contract and plan to complete production by the end of March 2008.

We also manufacture advanced versions of the IOTV, known AiOTV™ and AOTV™ that feature important design changes. These versions were developed in a cooperative effort with one of the industry’s premier design teams and are expected to be the platform for future in our continuing effort to provide the finest body armor and accessories internationally.

We manufacture and distribute a large variety of standard and specialized commercial products. Our commercial models are principally sold to law enforcement, federal agencies and other government agencies. We test these and our other vests in our own advanced technology center, as well as in independent U.S. test laboratories, to ensure that we meet or exceed National Institute of Justice (“NIJ”) standards. We sell products to our customers through direct sales and an extensive network of distributors.

The majority of our concealable vests are sold to federal, state and local law enforcement. These vests are individually sized to provide the optimal fit and protection. We also make body armor products that are used by personnel in corrections facilities and other law enforcement employees who are exposed to threats primarily from knives and other sharp instruments. These vests are constructed with special blended fabrics, stainless steel and flexible woven fabrics, and are available in both concealable and tactical models. In 2004, we patented the first front opening tactical vest, “The Rock,” which offers modularity and concealment as well as capacity for tactical upgrades. Our body armor products also include tactical police jackets, unique vests for special agents, corrections vests and K-9 protection.

Our sports medicine, health support and other products include a variety of knee, ankle, elbow, wrist and back supports and braces, along with athletic tape, support bandages, and hot/cold therapy products that assist serious athletes, weekend sports enthusiasts and general consumers in their respective sports and everyday activities. A small percentage of the sports medicine, health supports and protective product sales are protective knee and elbow pads sold to the U.S. military pursuant to our marketing and distribution methods discussed above.

Our health support products sell under the brand FLEX-AIDTM, along with various private labels or store brands. Apart from sales to the U.S. military, we market these products to a variety of distribution points with an emphasis on major retailers and wholesalers. The store brand and private label programs are offered to consumers through mass merchandisers, chain drug stores, food chains, independent sporting goods retailers, independent pharmacies, catalogs, wholesalers and e-commerce. Our customer list includes national retail establishments and established wholesalers in the healthcare industry.

Research and Development

Our research and development program is a key element in our effort to maintain and improve our position in the market for protective body armor. We are constantly exploring new and innovative solutions to the threats encountered by our customers. It is our goal to be the industry leader in research and development.

To further our research and development goals, we opened our new technology center in 2005. Our new technology center has allowed us to refine our testing and evaluation of new ballistic materials and to develop and evaluate products and materials in a shorter period of time than was previously possible.

Our test laboratory is equipped with two ranges to perform testing of both standard and nonstandard threats that may exceed NIJ and international requirements. We believe this commitment to research and development allows for the rapid development of products to meet the evolving needs of the marketplace.

Research and development personnel have an aggregate of over 100 years of ballistic research and development experience, including more than 40 years of experience with NIJ certification requirements. Many research and development personnel previously held positions of significant responsibility with other companies in the industry. Research and development projects consist of internally-funded efforts as well as government-funded efforts under fixed price government contracts. Collaborative efforts to customize products for specific customers are an important part of the research and development process, resulting in several new products such as the DAPS, the ESBI and ballistic blankets.

Research and development expenses (materials, salaries, and ballistic testing) are included in selling, general and administrative expenses as incurred. For the years ended December 31, 2007, 2006 and 2005, research and development expenses were approximately $1.9 million, $1.7 million and $1.7 million, respectively.

Raw Materials and Manufacturing

We manufacture all of our bullet, fragmentation and stab-resistant products. Most of the raw materials used in the manufacture of ballistic-resistant garments consist of fabrics, which are patented by major corporations and purchased from weaving companies. We have agreements with these suppliers that assures us a reasonable level of supply and pricing. Additionally, we have developed alternative solutions that limits our dependency on a single raw material or product.

During the period from 2005 through mid-2007, shortages of required raw materials limited our ability to fully meet the demand for our products. We mitigated the impact of these raw materials shortages by using a variety of ballistic fibers, a process called hybridization, instead of relying on a single fiber in our products. Even when using a variety of fibers, however, the impact of shortages was not completely eliminated due to limits on the availability of individual ballistic fibers. During the period from 2005 through mid-2007, shortages of raw materials limited our total production capacity. The availability of raw materials placed an upper limit on the amount of product that we could produce, and demand for our product historically exceeded that amount.

We presently outsource the production of a majority of our health and sports braces to subcontractors. During 2007, approximately 85% of our sports and health sales were produced by subcontractors. These subcontractors produce braces that are sold through our retail and wholesale distribution points. We have quality control procedures in place to ensure that the subcontractor’s work and materials conform to our quality standards.

Patents and Trademarks

Intellectual property rights that apply to our various products include patents, copyrights, trade secrets and trademarks. We maintain an active program to protect our investment in technology by enforcing our intellectual property rights. We hold various U.S. patents with varying expiration dates through 2024. We also have numerous patents pending for our protective armor designs and integrated technologies. While patents are an important element of protecting market share, our business as a whole is not materially dependent on any one patent.

To distinguish our products from those of our competitors, we have obtained certain trademarks and trade names for our products, and maintain advertising programs to promote our brands and identity.

We also protect certain details about our products and strategies as trade secrets, keeping confidential the information that we believe provides us a competitive advantage. We have ongoing programs designed to maintain the confidentiality of such information.

Customers

Products are sold domestically to the U.S. military, state and local law enforcement agencies, correctional facilities, federal agencies and distributors. Sales to the U.S. military or federal law enforcement agencies, directly or through a subcontractor, accounted for approximately 85%, 84%, and 87% of our revenues for the years ended December 31, 2007, 2006 and 2005, respectively. The remainder of our sales is primarily to domestic state and local law enforcement agencies, security and intelligence agencies, distributors, federal and state correctional facilities and, for our LWT braces, to major retailers.

With the exception of the U.S. government, no customer accounted for 10% or more of our total revenues for the years ended December 31, 2007, 2006 and 2005.

Backlog

As of December 31, 2007, we had orders in place on our major contracts for sales totaling approximately $22 million. These contracts are all firm fixed price contracts with the U.S. military and our other customers. U.S. government contracting regulations and mandatory clauses in government contracts provide the government with the right to unilaterally terminate contracts for the convenience of the government. To date, the U.S. government has not unilaterally terminated any order made under an existing contract, and we do not consider this right to terminate to be an impediment to our sales to the U.S. government.

We believe that it is important to understand the nature of contracting with the federal government and the possible effect of the federal government’s budgeting process on operating results and production backlog in any given year. Frequently, there may be events surrounding the U.S. and defense budgets that create fluctuations in our backlog and portfolio of contracts with the federal government. These include availability of year-end monies, enactment of a continuing resolution which limits spending to the previous year’s level until a budget is signed into law, late approval of a new budget, use and timing of a supplemental appropriation, and several other possible events. These events can significantly affect the amount of orders we have in backlog and the level of major contracts we have for our products. We believe that it is important for all investors to adequately understand the U.S. government’s budget process and its potential impact on our results of operations and production backlog.

Marketing and Distribution

Due to the acceptance of the Interceptor™ OTV by the U.S. military, our performance in the industry, which includes producing the Army’s newest body armor, the Improved Outer Tactical Vest (“IOTV”), and related marketing efforts, our products and brands are recognized in the military, law enforcement and corrections communities. We seek to enhance our reputation as a premier provider of technologically advanced body armor to these communities through aggressive marketing and efficient distribution.

We employ customer support representatives and sales representatives under the direction of our Executive Vice President of Sales, Marketing and Research and Development. These personnel are responsible for marketing our products to federal, state and local law enforcement agencies in the United States. We sell to law enforcement agencies primarily through distributorships established by our sales team. However, in areas in which there are no suitable distributors, orders are filled through direct contract awards or through internal customer service representatives. Strong relationships with our distributors are critical to this marketing strategy. We focus on protecting our distribution network through advertising and additions to our product line.

Certain sales to federal agencies are made pursuant to standard purchasing contracts of a type issued by the GSA, and are commonly referred to as GSA Schedules. Participation in the GSA is viewed as a key component to accessing sales to government entities.

Given the high percentage of sales to U.S. government entities and the importance of these continued sales to our revenue stream, we maintain a government and international liaison office in Washington, D.C. This office facilitates direct sales to government customers and potential international customers who can visit the office to examine our products prior to their purchase. Further, our representatives in this office focus on building relationships with various government customers and potential international customers, as well as with potential distributors and international agents.

Government and Industry Regulations and Standards

Ballistic- and fragmentation-resistant garments and accessories are currently the subject of government regulation domestically. Sales of NIJ Level III and Level IV armor require an export license for shipment to international customers. Contracts with government entities are subject to rules, regulations and approvals applicable to government contractors, and we are subject to routine audits to assure our compliance with these requirements. Failure to comply with these contract terms and contracting rules or regulations could expose us to substantial penalties, including the loss of these contracts and disqualification as a U.S. government contractor. A number of employees involved with certain of our government contracts are required to maintain specified levels of security clearances. Further, law enforcement agencies and the U.S. military specify certain standards of performance, such as NIJ standards for bullet-resistant vests in several categories. The NIJ has established a voluntary standard for testing stab-resistant armor, which is often a requirement for sales of correctional armor. We regularly submit vests to independent laboratories for testing under these standards.

Competition

The ballistic-resistant garment business is highly competitive and fragmented. We compete by combining high quality products with on-time delivery and personalized customer service. Our principal competitors include BAE Systems, Inc. and a number of regionalized manufacturers.

We focus on the following competitive strategies to maintain and improve our market and competitive position:

Execution and customer service—We focus on order execution and on-time delivery of products. Our products are critically important to the safety of military and law enforcement personnel and reliable on-time delivery is essential. Our ability to execute orders and deliver products on time and our knowledgeable and professional customer service, have provided us with a key competitive advantage against our competitors.

Understanding government needs—A majority of our revenues are dependent upon U.S. government contracts. The close relationships our management and sales personnel have developed with the military, federal, state and local agencies that use our products, allow us to design products that respond to government needs and provide the credibility to effectively compete for contracts.

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

A proud and motivated workforce—Our employees understand the importance of our products in saving lives, and their commitment to the consistency and quality of our products represents an important group mission, which is to protect and enhance the lives of the users of our products.

Network of distributors—We have spent many years developing and training a network of distributors throughout the United States. The effectiveness of our marketing efforts is substantially dependent upon the professionalism and motivation of our distribution network. We provide support through education and training, sales and marketing assistance and accessibility, all of which are designed to strengthen this network.

Employees

As of December 31, 2007, we had approximately 1,300 full-time employees. The employee population is made up of our officers, group or area supervisors, manufacturing, shipping and warehousing, quality control, customer service, sales, technical/research and development, and office and administration personnel. Approximately 130 employees are represented by a union and participate in collective bargaining.

We also contract with various independent sales representatives who, together with our sales executives, are responsible for sales throughout the United States.

We believe we have a solid relationship with our employees and independent sales representatives.

Executive Officers of the Company

Set forth below is information regarding our executive officers who are not continuing directors or director nominees. Information regarding our executive officers who are continuing directors and director nominees is set forth in Item 10 of this Form 10-K which incorporates by reference to our 2008 Proxy Statement.

John C. Siemer, age 58, joined us in September 2006 as Chief Operating Officer—Chief of Staff. Prior to joining us, Mr. Siemer served as Special Assistant and Strategic Planner to the U.S. Army Chief of Staff where he advised on the use and allocation of resources. Previous to that, he served as Executive Officer to the Director of Program Analysis and Evaluation for the Department of the Army Headquarters. Mr. Siemer is also engaged in various charitable and community based non-profit activities. Mr. Siemer graduated from the U.S. Military Academy at West Point with a Bachelors of Science degree in Engineering and from the Georgia Institute of Technology with a Masters of Science in Structural Engineering.

James F. Anderson, age 54, joined us in September 2006 as Senior Vice President and Chief Accounting Officer, and was appointed Interim Chief Financial Officer in December 2006 and Chief Financial Officer in July 2007. Prior to joining us, Mr. Anderson served as Senior Vice President and Corporate Controller for Danka Business Systems, PLC, Vice President and Corporate Controller of Sunterra Corporation, and Partner with KPMG LLP. Mr. Anderson is a Florida Certified Public Accountant and holds both a Masters of Accounting and Bachelors of Accounting from the University of Alabama.

Samuel White, age 48, has been with us since 2001. He became the President of Point Blank Body Armor, Inc. in June, 2005 and in September 2006 assumed the position of Executive Vice President of Sales, Marketing and Research and Development. Mr. White has held a number of technical sales and management positions, both here and at other companies within our industry.

Available Information

Our most recent Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports may be viewed or downloaded electronically, free of charge, from our website: http://www.pointblanksolutionsinc.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, you may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. To obtain information on the operation of the Public Reference Room, you may call the SEC at 1-800-SEC-0330. Our recent press releases are also available to be viewed or downloaded electronically at http://www.pointblanksolutionsinc.com. We will also provide electronic copies of our SEC filings free of charge upon request. Any information posted on or linked from our website is not incorporated by reference into this Annual Report on Form 10-K. The SEC also maintains a website at http://www.sec.gov, which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 1A.	RISK FACTORS

The risks and uncertainties described below are not the only risks and uncertainties that we face. Additional risks and uncertainties not currently known or currently deemed not to be material also may impair business operations. If any of the following risks actually occur, our business, results of operations and financial condition could be adversely affected.

I.	Risks Relating to Ongoing Investigations and Legal Proceedings

We are subject to ongoing investigations, which could require us to pay substantial fines or other penalties or subject us to other sanctions. We cannot predict the outcome or the timing of developments in these matters. We continue to incur significant expenses associated with these investigations.

We are subject to ongoing investigations by the SEC and the U.S. Attorney’s Office for the Eastern District of New York. These investigations stem from alleged accounting irregularities associated with our financial statements for the years ended December 31, 2004 and 2003 and interim periods during 2005. While we are cooperating fully with the ongoing investigations mentioned above, we cannot predict when the investigations will be completed or the timing of any other developments, nor can we predict what the results of these matters may be.

We are also subject to an industry-wide investigation by the Civil Division of the U.S. Department of Justice into the manufacture and sale of body armor products containing Zylon, a ballistic yarn produced by an unrelated company. We cannot predict the outcome of this investigation.

We are a defendant in a securities class action and shareholder derivative action.

On July 13, 2006, we signed a memorandum of understanding (the “Memorandum of Understanding”) to settle the securities class action and the shareholder derivative action. A stipulation of settlement, dated as of November 30, 2006 (the “Stipulation of Settlement”), which contains the terms of the settlement initially outlined in the Memorandum of Understanding, was executed on behalf of the parties and first submitted to the United States District Court for the Eastern District of New York for its approval on December 15, 2006, and received preliminary approval on July 3, 2007. The class would receive $34.9 million in cash and 3,184,713 shares of our common stock under the settlement. The derivative action is being settled in consideration of the adoption of certain corporate governance provisions and payment of $0.3 million in legal fees and expenses to the lead counsel in the derivative action.

In July 2007, the United States District Court for the Eastern District of New York granted the lead plaintiffs’ motion for preliminary approval of settlements of the securities class action and shareholder derivative action described above. The court scheduled a hearing for October 5, 2007, to consider and determine whether to grant final approval of the settlement.

On October 5, 2007, the court held a hearing to consider and determine whether to grant final approval of the settlements. The court took no action at the hearing, and indicated that it would issue a decision no sooner than 45 days after the hearing (or November 19, 2007) in order to allow the Commercial Litigation Division of the U.S. Justice Department, which had been notified of the settlement, to determine if it wished to make an objection. On November 19, 2007, the Commercial Litigation Division requested leave to submit an objection to the settlement. After being granted leave by the court, the Commercial Litigation Division filed a brief in opposition. As of the date of the filing of this Form 10-K, the court has not granted final approval of the settlement and the matter is still pending. These actions are also discussed in Item 3. Legal Proceedings.

We incur significant expenses as a result of our obligation to indemnify former directors and executive officers in ongoing legal proceedings. These expenses have been substantial and are likely to continue to be substantial. This adversely affects our net income and liquidity.

The investigations described in the previous risk factors also involve a number of former directors and executive officers. The former CEO, former CFO and former COO have been indicted by a grand jury and are the subject of a civil action initiated by the SEC as a result of these investigations. Under our By-Laws, we have certain obligations to advance expenses for legal fees incurred by these former directors and executive officers. To date, these expenses have been substantial. While we seek to monitor these expenses and to preserve our rights to recover these advances to the extent allowed under law, we will continue to incur expenses associated with our indemnification obligations. This adversely affects our financial position and profitability.

With respect to the advancement of expenses sought by Mr. Brooks, the former CEO, we have contended that we are no longer obligated to advance such expenses based on the conduct of Mr. Brooks in transferring assets out of the United States. Mr. Brooks has initiated litigation in the Chancery Court for the State of

Delaware seeking a declaration that he is entitled to continued advancement, in response to which we have filed an answer denying his right to advancement. In addition, we have initiated litigation in the United States District Court for the Eastern District of New York contending that he has forfeited his rights to advancement. These actions are discussed in Item 3. Legal Proceedings. We cannot predict the outcome of such litigation.

II.	Risks Relating to Our Financial Controls and Historical Financial Statements

We face continuing risks in connection with the restatement of our financial statements for the years ended December 31, 2004 and 2003, and quarterly financial statements for 2005 and 2004, as reported in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006.

Notwithstanding our efforts to date to identify and remedy all material errors in those financial statements, we may discover other errors in those financial statements in the future. Moreover, the cost of identifying and remedying those errors may be substantial.

We have identified a number of material weaknesses in our internal control over financial reporting, which could continue to impact negatively our ability to report our results of operations and financial condition accurately and in a timely manner.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, our management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007. We identified a number of material weaknesses in our internal control over financial reporting and concluded that, as of December 31, 2007, we did not maintain effective control over financial reporting based in part on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. For a detailed description of these material weaknesses, please see Item 9A. Controls and Procedures in this Form 10-K. Each of the material weaknesses results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected. As a result, we must perform extensive additional work to obtain reasonable assurance regarding the reliability of our financial statements. Even with this additional work, given the number of material weaknesses identified, there is a risk of additional errors not being prevented or detected, which could result in additional restatements. Moreover, other material weaknesses may be identified.

We have extensive work remaining to remedy the material weaknesses in our internal control over financial reporting.

We are in the process of remedying the identified material weaknesses, and this work will continue during 2008 and perhaps beyond. For a detailed description of these remedial efforts, please see Item 9A. Controls and Procedures in this Form 10-K. There can be no assurance as to when all of the material weaknesses will be remedied. Until the remedial efforts are completed, management will continue to devote significant time and attention to these efforts, which may be to the detriment of our operations. We will continue to incur expenses associated with the additional procedures and resources required to prepare our consolidated financial statements. Certain of the remedial actions will be ongoing and will result in the incurrence of additional costs even after the material weaknesses are remedied. As a result, our financial condition and results of operations may be negatively affected by the cost of these remediation measures.

If internal control over financial reporting remains ineffective, our business and future prospects may suffer.

If we are unsuccessful in implementing or following our remediation plan, or fail to update our internal control over financial reporting as our business evolves or to integrate acquired businesses into our control system, we may not be able to timely or accurately report our financial condition, results of operations or cash flows or to maintain effective disclosure controls and procedures. If we are unable to report financial information in a timely and accurate manner or to maintain effective disclosure controls and procedures, we could be subject to, among other things, regulatory or enforcement actions by the SEC and a general loss of investor confidence, any one of which could adversely affect our business prospects and the market value of our common stock.

Further, there are inherent limitations to the effectiveness of any system of controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. We could face additional litigation exposure and additional SEC enforcement or other regulatory action if further restatements were to occur or other accounting-related problems emerge. In addition, any future restatements or other accounting-related problems may adversely affect our financial condition, results of operations and liquidity.

III.	Business and Operational Risks

A substantial portion of our revenue is dependent on U.S. military business, and a decrease in such business could have a material adverse effect on us.

U.S. military contracts account for a significant amount of our revenue. The U.S. military funds its contracts in increments based on annual authorization and appropriation, as well as supplemental bills passed by Congress and approved by the President, which may not be enacted or may provide funding that is greater than or less than the amount of the contract. Changes in the U.S. military’s budget, spending allocations or the timing of such spending could adversely affect our ability to receive future contracts. Our contracts with the U.S. military do not have a minimum purchase commitment, and the U.S. military generally has the right to cancel our contracts unilaterally with limited notice. A significant reduction in U.S. military expenditures for ballistic-resistant products would have a material adverse effect on our business, financial condition, results of operations and liquidity.

Many of our customers have fluctuating budgets, which may cause fluctuations in our results of operations.

Customers for our products include federal, state, municipal, foreign, military, law enforcement and other government agencies. Government tax revenues and budgetary constraints, which fluctuate from time to time, can affect budgetary allocations for these customers. Many domestic and foreign government agencies have in the past experienced budget deficits, that have led to decreased spending in defense, law enforcement and other military and security areas. Our results of operations may be subject to substantial period-to-period fluctuations because of these and other factors affecting military, law enforcement and other government spending. A reduction of funding for federal, state, municipal, foreign and other government agencies could have a material adverse effect on sales of our products and our business, financial condition, results of operations and liquidity. For example, our sales have increased due to the current U.S. military operations in Iraq and Afghanistan. We can provide no assurance that these increases will be maintained after the completion of those operations, or a reduction of forces serving in those operations.

Our business is subject to various laws and regulations favoring the U.S. government’s contractual position, and our failure to comply with such laws and regulations could harm operating results and prospects.

As a contractor to the U.S. government, we must comply with laws and regulations relating to the formation, administration and performance of the federal government contracts that affect how we do business with our U.S. government customers and may impose added costs on our business. These rules generally favor the U.S. government’s contractual position. For example, these regulations and laws include provisions that subject our federal government contracts to protest or challenge by unsuccessful bidders and unilateral termination, reduction or modification by the U.S. government. Failure to comply with these or other laws and regulations could result in contract termination, suspension or debarment from contracting with the federal government, civil fines and damages and criminal prosecution and penalties, any of which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Growth of operations may strain resources and if we fail to manage growth successfully, our business could be adversely affected.

Increased orders for body armor, as well as the introduction of new products, have placed, and may continue to place, a strain on our operational, financial and managerial resources and personnel. Any failure to manage growth effectively could have a material adverse effect on our business, operating results, financial condition and liquidity.

Our business is materially dependent upon raw materials that have been subject to shortages in recent years.

A substantial majority of our revenues and net income is dependent upon the sale of our ballistic-resistant products. Substantially all of the raw materials used in the manufacturing of our ballistic-resistant products consist of fabrics containing fibers that are patented by major corporations and are purchased from weaving companies. Accordingly, we have limited sources of such required raw materials for our ballistic-resistant products. In recent years, shortages of such required raw materials limited the quantity of products that we could produce, and demand for such products exceeded that amount. Although we were able to mitigate partially the impact of these shortages by using a variety of ballistic fibers instead of one type of fiber, the impact of these shortages was not completely eliminated because there are limits on the availability of ballistic fiber blends. In response to these shortages, we have adopted a policy of purchasing such materials based on their availability rather than on our immediate need for such materials. This policy is designed to reduce the effects of any future shortages; however, it increases our inventory carrying costs. Further, notwithstanding efforts to increase inventory of required raw materials, if any of these manufacturers ceases to produce these needed materials or shortages persist or worsen, we may be required to use other fabrics in our ballistic-resistant products. In such event, there is no assurance that we would be able to identify alternative fabrics with comparable performance and comparable cost. We expect any material future shortages of required raw materials to have a material adverse effect on our business, financial condition, results of operations and liquidity.

Increases in the prices paid for raw materials or labor costs may adversely affect profit margins.

If we experience significant increases in the prices paid for raw materials or labor costs, we may not be able to pass through to our customers such increases in those costs. Even if we are able to pass through all or a portion of such cost increases to our customers, profit margins on such products may be reduced. Fixed price contracts are especially susceptible to such profit margin reductions.

Our products are used in situations that are inherently risky. Accordingly, we may face product liability and exposure to other claims for which we may not be able to obtain adequate insurance.

The products that we manufacture are typically used in applications and situations that involve high levels of risk of personal injury. Failure to use these products for their intended purposes, failure to use these products properly, malfunction of these products and, in some circumstances, even correct use of these products could result in serious bodily injury or death. We cannot guarantee that our insurance coverage would be sufficient to cover the payment of any potential claim arising out of the use of our products. Any substantial uninsured loss thus would have to be paid out of our assets as applicable and may have a material adverse effect on our business, financial condition, results of operations and liquidity. In addition, we cannot guarantee that our current insurance or any other insurance coverage will continue to be available or, if available, that it will be obtainable at a reasonable cost. The cost of obtaining insurance coverage has risen substantially due to increased sales levels and increased volatility within the reinsurance industry. Any material uninsured loss could have a material adverse effect on our business, financial condition, results of operations and liquidity. If we are unable to obtain product liability coverage, then we may be prohibited from bidding for orders from certain government customers because many governmental agencies currently require such insurance coverage. Any inability to bid for government contracts as a result of insufficient insurance coverage would have a material adverse effect on our business, financial condition, results of operations and liquidity.

We are engaged in a highly competitive marketplace, which demands that producers continue to develop new products. Our business will be adversely affected if we are not able to continue to develop new and competitive products.

Our customers continually seek improvements in body armor and similar products that we manufacture and market. As a result, in order to meet our customers’ needs, we must continue to develop new products and innovations and enhancements to existing products. Many of our competitors have significantly more capital than we have and as a result have the ability to devote more resources to research and development and to marketing of their products. In order to remain competitive, we must continue to devote a material portion of our financial resources to research and development and there is no assurance that we will be successful in our product improvement efforts in our competitive marketplace.

We face continuous pricing pressure from our customers and our competitors. This will affect our margins and therefore our profitability and cash flow unless we can manage efficiently our manufacturing costs and market our products based on superior quality.

Our customers often award contracts based on product pricing, and we believe we have not received some awards due to pricing discounts given by our competitors. Many of our competitors have significantly greater financial resources than we have, and as a result may be able to withstand the adverse effect of discounted pricing and reduced margins in order to build market share. While one of our strategies is also to discount to retain and increase market share, and to seek to manage our manufacturing efficiently to sustain acceptable margins, we may not be able to maintain appropriate prices or to manage product manufacturing costs sufficiently to sustain acceptable margins. Similarly, we seek to compete based on product quality rather than price, but we may not be successful in these efforts with enough contract awards to offset the need to reduce prices for other products. This could adversely affect our profitability, our liquidity and our market share.

We may have difficulty protecting our proprietary technology.

Intellectual property and proprietary technology are important to the success of our business. While we actively police the use of our intellectual property and proprietary technology, it is difficult to monitor all possible misappropriations and unauthorized access to our intellectual property and technology. Further, litigation involving these matters can be costly, with no guarantee of ultimate success. Dissemination or dilution of the aforementioned property and technology also could have an adverse effect on our business, financial condition, results of operations and liquidity.

If we are unable to successfully retain executive leadership and other key personnel, our ability to successfully develop and market our products and operate our business may be harmed.

We are substantially dependent on the personal efforts and abilities of General Larry Ellis, our President and CEO; John C. Siemer, our COO and Chief of Staff; James F. Anderson, our CFO; and Samuel White, our Executive Vice President Global Sales, Marketing and Research and Development. Our relationship with certain of our customers, particularly the U.S. military, is substantially dependent on certain of our management personnel. Changes to our executive officers or the inability to retain our key personnel could delay the development and introduction of new products, harm our ability to sell our products and damage the image of our brands and negatively impact our credibility with key customers. We believe that retention of our key personnel is critical to executing our business strategy and our operations going forward and the failure to retain our key personnel may impact our financial condition and results of operations.

We have launched and expect to continue to launch strategic and operational initiatives which if not successful could adversely affect our business.

We believe that in order to stay competitive and generate positive earnings and cash flow, we must successfully implement our strategies. In connection with the implementation of our strategies, we have launched, and expect to continue to launch, several operational and strategic initiatives. However, the success of any of these initiatives may not be achieved if:

•	we do not maintain adequate levels of liquidity to finance such initiatives or are unable to meet the financial ratios and other covenants contained in our revolving line of credit agreement;

•	they are not accepted by our customers and vendors;

•	they do not result in revenue growth, generate cash flow, reduce operating costs or reduce our working capital investments; or

•

we are unable to provide the products necessary to implement these initiatives successfully or other products are introduced to the marketplace that result in our strategies being of less value to customers.

Failure to implement one or more of our strategies and related initiatives successfully could materially and adversely affect our business, financial condition or results of operations.

We rely significantly on our credit facility for liquidity needs. The available credit under the facility is linked to a borrowing base, and reductions in eligible receivables and inventory will reduce our ability to draw on the line. The terms of the facility include various covenants, and failure to meet these covenants could affect our ability to borrow. These factors could affect our liquidity.

Our liquidity depends on cash generated from operations and the availability of funding under our credit agreement. The borrowing base under our credit agreement is limited to eligible receivables and inventories, as described in the agreement. Our availability of financing under the credit agreement also depends on the satisfaction of a number of other conditions, including meeting financial and other covenants. If we are unable to continue meeting these covenants, our lender could declare us in default, among other possible courses of action.

We continue to strive to grow our business, and if we are successful we may have increasing needs for liquidity through our credit facility and to increase the amount that we can borrow. While we have been able to negotiate increases in availability of credit in the past, it may not be possible to do so in the future. We may be required to seek other sources of financing. We may not be able to obtain additional sources of financing, and this could affect our ability to grow our business.

The credit agreement governing our financing contains representations, warranties and covenants that, among other things, limit our ability to: (1) incur additional indebtedness; (2) incur liens; (3) pay dividends or make other restricted payments; (4) make certain investments; (5) sell or make certain dispositions of assets or engage in sale and leaseback transactions; (6) engage in certain business activities; (7) engage in mergers, acquisitions or consolidations; and (8) enter into certain contractual obligations. In addition, the credit agreement contains customary financial covenants that we must comply with on a monthly basis. The credit agreement also contains financial covenants that we must comply with on a periodic basis relating to our cumulative sales levels and an annual capital expenditure threshold. We are in compliance with the terms of the credit agreement at December 31, 2007.

In the event of default under the terms of our credit facility, we may be required to negotiate changes to our financial covenants with, or to obtain waivers of certain of these covenants from, the lender or to negotiate replacement financing arrangements with one or more other financial institutions. If such actions become necessary, we believe that we will be able to negotiate such changes, waivers and/or replacement financings, but no assurance can be given that we will be successful or as to the terms of any such arrangements.

At December 31, 2007, we had $16.3 million outstanding under our credit facility, as more fully described in Note 5. Revolving Line of Credit to our Consolidated Financial Statements.

Environmental issues could adversely affect our business.

We are subject to various federal, state and local laws and regulations governing the use, discharge and disposal of hazardous material. Compliance with current laws and regulations has not had and is not expected to have a material adverse effect on our financial condition. It is possible, however, that environmental issues may arise in the future that we cannot currently predict and which may have a material adverse effect on our business, financial condition, results of operations and liquidity.

We may incur additional costs or material shortages due to new NIJ certification and testing standards.

Body armor ballistic protection packages require certification to government standards in order to be sold to law enforcement and military customers. Law enforcement certification standards are set by the NIJ and for the military; the military specifications are set for each individual contract. Internationally, standards vary based on the country with whom we are dealing, though most will adhere to the NIJ certification requirements. The NIJ is in the process of revising their standard, which may result in a more complex and costly testing protocol. Any major change in testing procedures and performance standards carries both capital costs to build the testing protocol to meet the new standards, and potential material and production costs to build to the new standard. Additionally, expanding into international markets increases the likelihood that new certification standards will be required, leading to increased costs.

IV.	Risks Relating to the Securities Markets and Our Stock Price

Our stock price is volatile because it is affected by numerous factors out of our control.

The market price and trading volume of our common stock is subject to significant volatility and this trend may continue. The general economic, political, and stock market conditions that may affect the market prices of our common stock are beyond our control. The value of our common stock may decline regardless of our operating performance or prospects. Factors affecting market price include, but are not limited to: (i) variations in our operating results and whether we have achieved our key business targets; (ii) the limited number of shares of our common stock available for purchase or sale in the public markets; (iii) sales or purchases of large blocks of stock; (iv) changes in, or failure to meet, earnings estimates; (v) changes in securities analysts’ buy/sell recommendations; (vi) differences between reported results and those expected by investors and securities analysts; and (vii) announcements of new contracts by us or by our competitors. In the past, securities class action litigation has been instituted against companies following periods of volatility in the market price of their securities. We are presently a defendant in such litigation. Additionally, we are being investigated by the SEC and the U.S. Department of Justice. The outcomes of these investigations could result in increased volatility of the market price of our common stock. Please see Item 3. Legal Proceedings in this Form 10-K for a detailed discussion of these investigations.

Our stock is quoted on the Pink Sheets, which may decrease the liquidity of our common stock.

On August 29, 2006, the American Stock Exchange (“AMEX”) de-listed our common stock because we were not able to file certain periodic reports with the SEC in a timely manner. Since that time our common stock has been quoted on the Pink Sheets through October 31, 2007, under the symbol “DHBT.PK” and as of November 1, 2007, under the symbol “PBSO.PK”. Broker-dealers often decline to trade in Pink Sheet stocks given that the market for such securities is often limited, the stocks are more volatile, and the risk to investors is greater than with stocks listed on other national securities exchanges. Consequently, selling our common stock can be difficult because smaller quantities of shares can be bought and sold, transactions can be delayed and securities analyst and news media coverage of our Company may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of our common stock as well as lower trading volume. Although we intend to apply for the listing of our common stock on a national securities exchange once we are current in our periodic reporting obligations with the SEC, we cannot guarantee that we will be successful in those efforts. Investors should realize that they may be unable to sell shares of our common stock that they purchase. Accordingly, investors must be able to bear the financial risks associated with losing their entire investment in our common stock.

Our common stock may be subject to penny stock rules, which may make it more difficult for our stockholders to sell their common stock.

Our common stock may be considered a “penny stock” pursuant to Rule 3a51-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Broker-dealer practices in connection with transactions in penny stocks are regulated by certain penny stock rules adopted by the SEC. Penny stocks generally are defined as equity securities with a price of less than $5.00 per share. The penny stock rules require a broker-dealer, prior to purchase or sale of a penny stock not otherwise exempt from the rules, to deliver to the customer a standardized risk disclosure document that provides information about penny stocks and the risks associated with the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer account. In addition, the penny stock rules generally require that, prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market of a stock that becomes subject to the penny stock rules.

Item 1B.	UNRESOLVED STAFF COMMENTS

We have received written comments from the staff of the Division of Corporation Finance of the SEC (the “Staff”) relating to our Form 10-K for the year ended December 31, 2006. The comments relate principally to: (i) including certain quarterly restated financial information for each of the quarters during 2006, 2005 and 2004; (ii) disclosing balance sheet restatement adjustments as of December 31, 2004 and 2003; (iii) the accounting and/or disclosure of certain account balances and transactions; (iv) our internal controls over financial reporting; (v) our revenue recognition policy; and (vi) a request that we file certain contracts with the U.S. Army as exhibits to Exchange Act reports.

On February 19, 2008, we filed Amendment No. 1 to our Form 10-K for the year ended December 31, 2006 to address the Staff’s comments. As of the date of this Annual Report on Form 10-K, the Staff’s comments remain unresolved.

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

Corporate Headquarters and Manufacturing Facility

We lease a 104,000 square foot manufacturing facility with administrative offices at 2102 SW 2nd Street, Pompano Beach, Florida. During 2006, we relocated our corporate headquarters to this location. The lease expires on April 30, 2014, and we may renew the lease for five years, at our option.

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

•	A 3,300 square foot sales office at 1830 SW 2nd Street, Pompano Beach, Florida. The lease expires on April 8, 2012, subject to provisions for early termination with notice by us.

Item 3.	LEGAL PROCEEDINGS

SEC Investigation

We are cooperating with investigations by the SEC and the U.S. Attorney’s Office for the Eastern District of New York. These investigations concern: (1) executive compensation issues involving Mr. Brooks, the former Chairman and CEO, Ms. Hatfield, the former COO, and Ms. Schlegel, the former CFO; (2) related party transactions with Mr. Brooks, his family members and entities controlled by him or his family members; (3) accounting errors and irregularities resulting in misstatements in our books and records and in our publicly filed financial statements; (4) material weaknesses in internal controls; and (5) income and payroll tax issues. These investigations stem from accounting irregularities and disclosure issues in the consolidated financial statements for the years ended December 31, 2004 and 2003, as well as in the quarterly financial reports for those years and for the first three quarters of 2005. As a result of the impact of these irregularities, we did not file a Form 10-K for the year ended December 31, 2005, nor did we file any interim reports on Form 10-Q for any of the quarters after September 30, 2005.

We filed a Form 10-K on October 1, 2007, which included our consolidated financial statements and information for the years ended December 31, 2006, 2005, 2004 and 2003. Additionally, on October 9, 2007, we filed interim reports on Form 10-Q for the first and second quarters of 2007. We filed the Form 10-Q for the third quarter of 2007 on a timely basis.

On October 25, 2007, Mr. Brooks, our former Chairman and CEO, was indicted on charges of securities fraud, tax fraud and other crimes by a grand jury in the United States District Court for the Eastern District of New York. Ms. Hatfield, our former COO, was also charged in the same indictment. With respect to Ms. Hatfield, this indictment superseded an August 2006 indictment in which each of she and Ms. Schlegel had previously been charged. Also, on October 25, 2007, the SEC filed a civil complaint against Mr. Brooks alleging securities fraud and other violations of the securities laws.

We cannot predict either the timing of the completion of these legal proceedings, charges and investigations or their outcomes and the effects of their outcomes, including any impact on the securities class action and shareholder derivative action described below.

Investigation by the Civil Division of the Department of Justice

In addition to the investigations described above, we are cooperating with an industry-wide investigation by the Civil Division of the U.S. Department of Justice into the manufacture and sale of body armor products containing Zylon, a ballistic yarn produced by an unrelated company. We are producing documents and witnesses for interviews in this investigation. We cannot predict the outcome of this investigation.

Securities Class Action and Shareholder Derivative Action

During the second and third quarters of 2005, a number of purported class action lawsuits were filed in the United States District Court for the Eastern District of New York against us and certain of our officers and directors. The actions were filed on behalf of purchasers of our publicly traded securities during the period from April 21, 2004 though August 29, 2005. The complaints, which were substantially similar to one another, alleged, among other things, that our public disclosures were false or misleading. The complaints alleged that our body armor products were defective and failed to meet the standards of our customers, and that these alleged facts should have been publicly disclosed. The class action lawsuits were consolidated into a single class action lawsuit.

During the same time period, a number of derivative complaints were filed, also in the United States District Court for the Eastern District of New York, against certain of our officers and directors, and in certain cases our former auditors. The complaints, which were substantially similar to one another, alleged, among other things, that the defendants breached their fiduciary duties and engaged in fraud, misrepresentation, misappropriation of corporate information, waste of corporate assets, abuse of control and unjust enrichment. The lawsuits were ultimately consolidated into a single shareholder derivative action.

On July 13, 2006, we signed the Memorandum of Understanding to settle the class action and the derivative action. Under the Memorandum of Understanding, the class action would be settled, subject to court approval, for $34.9 million in cash and 3,184,713 shares of our common stock. The derivative action also would be settled, subject to court approval, in consideration of the adoption of certain corporate governance provisions and the payment of $0.3 million in legal fees and expenses to the lead counsel in the shareholder derivative action.

On July 31, 2006, we completed the funding of, and deposited into escrow, $22.3 million, which represented our portion of the cash settlement and which was funded by certain transactions entered into by us and Mr. Brooks. Our directors’ and officers’ liability insurers funded the remaining portion of the cash settlement, $12.9 million, pursuant to buyouts of the policies. In addition to the cash portion, the settlement called for the issuance of 3,184,713 shares of our common stock.

Of the settlement amounts funded on July 31, 2006, we obtained $7.5 million from the proceeds of the exercise by Mr. Brooks of a warrant held by him to acquire 3,000,000 shares of our common stock at an exercise price of $2.50 per share. This warrant was granted to Mr. Brooks pursuant to a warrant agreement, dated July 1, 2005 (the “Warrant Agreement”), which originally provided for an exercise price of $1.00 per share and for the vesting and exercise of 750,000 shares of our common stock on each of July 1, 2007, 2008, 2009 and 2010. As part of the settlement, and pursuant to a new warrant exercise agreement described below between us and Mr. Brooks, the warrants from the Warrant Agreement were accelerated and the exercise price was increased to $2.50 per share. If the settlement is not approved, we are required to pay Mr. Brooks $4.5 million from the settlement funds being held in escrow, which is the difference between the warrant exercise price of $1.00 per share set forth in the Warrant Agreement and the increased exercise price of $2.50 per share, multiplied by the 3,000,000 shares involved. Pursuant to the Memorandum of Understanding, the remaining $14.8 million of the amount we paid for the settlement was funded by Mr. Brooks through a purchase in a private placement transaction of 3,007,099 shares of our common stock at $4.93 per share. In the event the settlement is not approved, Mr. Brooks has the right to sell some or all of these shares back to us in exchange for the amount that he paid for such shares.

In order to complete the transactions contemplated in the Memorandum of Understanding, on July 31, 2006, we entered into the following agreements with the former Chairman and CEO:

•	a release agreement and contractual undertakings;

•	a securities purchase agreement;

•	a warrant exercise agreement; and

•	a registration rights agreement.

Pursuant to the release agreement, Mr. Brooks resigned from his position as a member of the Board and from all other positions held by him in the Company or any of our subsidiaries or affiliates. These resignations were effective as of July 31, 2006. The release agreement contains mutual general releases between us and Mr. Brooks. If, however, the settlement is not approved by the court on the same material terms as referred to in the Memorandum of Understanding, or if the settlement otherwise does not become effective despite the reasonable best efforts of the parties, then these general releases shall become null and void. Additionally, the former Chairman and CEO agreed to pay all taxes attributable to personal income received by him from the Company, including any fines, penalties or back taxes incurred by us as a result of such income.

Pursuant to the terms of the securities purchase agreement, we sold 3,007,099 shares of our common stock directly to Mr. Brooks at $4.93 per share. We received proceeds of $14.8 million from this sale, which were used to partially fund the settlement described above.

Pursuant to the warrant exercise agreement, we permitted our former Chairman and CEO to exercise warrants to purchase 3,000,000 shares of our common stock that would otherwise not have been exercisable except as units of 750,000 shares each until 2007, 2008, 2009 and 2010 respectively, and increased the exercise price of the warrants from $1.00 per share to $2.50 per share.

Pursuant to the registration rights agreement, we may register for resale under the Securities Act of 1933, as amended (the “Securities Act”), the shares acquired by our former Chairman and CEO pursuant to the securities purchase agreement and warrant exercise agreement described above. We are not obligated to file a registration statement until after such time as we become current in our filing obligations under the Exchange Act.

We have agreed to use commercially reasonable efforts to file, and to maintain the effectiveness of, a registration statement related to both the 3,007,099 shares issued in the private placement transaction, as well as the 3,000,000 shares underlying the warrants exercised by Mr. Brooks. In particular, we have agreed to use our best efforts to file a registration statement within 30 days following the date upon which we become current with our reporting obligations under the Exchange Act and to have the registration statement declared effective by the SEC within 90 to 120 days thereafter. However, we are not subject to any specified monetary penalties or make whole payments if we are unable to meet these deadlines. Accordingly, we do not have a registration payment arrangement within the scope of Financial Accounting Standards Board (“FASB”) Staff Position EITF 00-19-2, and have not recorded any provisions for potential damages in the event that we are unable to comply with the aforementioned timing.

The Stipulation of Settlement, which contains the terms of the settlement initially outlined in the Memorandum of Understanding, was executed on behalf of the parties, and first submitted to the United States District Court for the Eastern District of New York for its approval on December 15, 2006.

In July 2007, the United States District Court for the Eastern District of New York granted the lead plaintiffs’ motion for preliminary approval of settlements of the securities class action and shareholder derivative action described above. The court scheduled a hearing for October 5, 2007, to consider and determine whether to grant final approval of the settlement.

On October 5, 2007, the court held a hearing to consider and determine whether to grant final approval of the settlements. The court took no action at the hearing, and indicated that it would issue a decision no sooner than 45 days after the hearing (or November 19, 2007) in order to allow the Commercial Litigation Division of the U.S. Justice Department, which had been notified of the settlement, to determine if it wished to make an objection. On November 19, 2007, the Commercial Litigation Division requested leave to submit an objection to the settlement. After being granted leave by the court, the Commercial Litigation Division filed a brief in opposition. As of the date of the filing of this Form 10-K, the court has not granted final approval of the settlement and the matter is still pending.

Zylon Voluntary Replacement Program

In 2005, we incurred a cost of $19.2 million associated with increasing reserves to cover potential liability in connection with class action lawsuits filed against certain of our subsidiaries, as well as other companies in the body armor industry, relating to allegations of defective body armor products containing Zylon, a ballistic yarn produced by an unrelated company. The class action lawsuits against us and our subsidiaries were settled without monetary damages, whereby we agreed to participate in a voluntary vest exchange program.

We initially estimated the vest replacement program obligation based on several factors, including the number of vests that were expected to be exchanged, the costs of such replacement vests, accommodations expected to be offered to customers and other associated costs. During the course of the implementation of the vest replacement program, we continued to evaluate the methodology and process applied to estimate this obligation. Based on the cumulative experience developed and changes in future expected activity, we revised our estimate of the vest replacement program obligation during the fourth quarter of 2007, resulting in an adjustment of $3.5 million, which was included as a reduction of cost of sales. We believe that we have established adequate reserves for any further costs associated with replacing these vests and do not anticipate that the cost of this program will affect future years’ operating results.

Actions Concerning Mr. Brooks' Advancement and Related Issues

On December 10, 2007, Mr. Brooks commenced a summary proceeding in the Court of Chancery for the State of Delaware (the “Delaware Action”) seeking, among other things, an order from the court requiring us to pay Mr. Brooks’ legal expenses with respect to his defense in various proceedings, including: (i) the class and derivative actions pending in the United States District Court for the Eastern District of New York; (ii) an action brought by us against Mr. Brooks in the United States District Court for the Eastern District of New York seeking return of property and damages for breach of contract, conversion, and replevin (the “New York Action”); (iii) criminal proceedings before the same court; and (iv) an action brought by the SEC against Mr. Brooks pending in the United States District Court for the Southern District of Florida. Mr. Brooks alleges that, in violation of our obligations under our Certificate of Incorporation and By-Laws, we have refused to advance to him legal fees in the amount of $0.84 million, and that we are refusing to advance any future legal fees that may be incurred by him with respect to these actions. Mr. Brooks seeks a judgment from the court declaring that we are obligated to make advancements to him in each of these actions, an order from the court requiring that we comply with our obligations in a timely manner, and an award of fees incurred in enforcing his advancement rights. We have responded by interposing the affirmative defenses of unclean hands and his breach of the implied covenant of good faith and fair dealing on the grounds that Mr. Brooks has lost his right to advancement of his legal fees by virtue of his bad-faith transfers of assets outside of the United States. A hearing on Mr. Brooks’ claim, and our affirmative defenses, is scheduled for April 7, 2008. Six days prior to the commencement of the summary proceeding in Delaware, on December 4, 2007, we commenced the New York Action in the United States District Court for the Eastern District of New York against Mr. Brooks, in which we raised the same issues set forth in our affirmative defenses in the Delaware Action concerning whether Mr. Brooks is entitled to advancement, or whether he has lost his right to advancement due to his bad-faith transfers of assets outside of the United States. The New York Action has been stayed pursuant to the parties’ stipulation and court order.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock and Dividends

Our common stock is currently quoted on the Pink Sheets under the symbol “PBSO.PK.” Previously, it traded on the AMEX, from which it was de-listed on August 29, 2006. The following table shows the range of high and low bid information on the Pink Sheets or the high and low prices on the AMEX for our common stock for each quarter in the two-year period ended December 31, 2007. Over-the-counter market quotations from the Pink Sheets reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

		Low	High
2007	Fourth Quarter	$2.75	$5.43
	Third Quarter	$3.80	$5.50
	Second Quarter	$3.25	$6.02
	First Quarter	$2.95	$3.81

2006	Fourth Quarter	$2.09	$3.14
	Third Quarter	$0.50	$3.80
	Second Quarter	$1.57	$5.02
	First Quarter	$4.36	$5.43

As of February 29, 2008, there were approximately 125 holders of record of our common stock.

No dividends have been paid on our common stock during the last two fiscal years.

We currently retain our income from earnings and anticipate that future earnings will also be retained to finance the expansion of our business. Any determination to pay cash dividends on our common stock in the future will be at the discretion of the Board after taking into account various factors, including financial condition, results of operations, current and anticipated cash needs, and restrictions under our credit agreement. Our credit agreement limits our ability to pay dividends on our common stock without the lender’s prior written consent.

Warrants to Purchase Shares of Our Common Stock

On July 29, 2005, our stockholders approved the 2005 Omnibus Equity Incentive Plan (the “2005 Plan”), which was previously adopted by the Board. Pursuant to the 2005 Plan, our Compensation Committee is authorized to award options or warrants to purchase up to a total of 2,500,000 shares of our common stock to the officers, directors, employees, consultants and other persons who provide services to us or any of our affiliates. Prior to 2005, awards were made under the 1995 Stock Option Plan, which expired ten years from its inception.

On July 13, 2007, our Compensation Committee recommended to the Board for approval, and the Board approved and adopted, the 2007 Omnibus Equity Incentive Plan (the “2007 Plan”). The purpose of the 2007 Plan is to assist us in attracting, motivating, retaining and rewarding high-quality executives and other employees, officers and consultants by enabling such persons to acquire or increase a proprietary interest in us in order to strengthen the mutuality of interests between such persons and our stockholders, and providing such persons with long-term performance incentives to expend their maximum efforts in the creation of stockholder value.

The 2007 Plan allows our Compensation Committee to grant awards including options, restricted stock awards, stock appreciation rights, bonus stock, performance awards and other equity-based awards (each as more fully described in the 2007 Plan) with respect to up to an aggregate of 1,250,000 shares of our common stock, subject to adjustment as provided in Section 9(c) of the 2007 Plan. Such awards may be granted to any officer, employee, consultant or other person who provides services to us or our Related Entities, provided that no participant may receive awards during the life of the 2007 Plan representing more than 600,000 shares.

The 2007 Plan is not subject to shareholder approval, provided that once our shares are re-listed on the AMEX or other national securities exchange and public trading commences, no further awards shall be made under the 2007 Plan unless shareholder approval is obtained.

We made all of the aforementioned issuances of unregistered securities pursuant to and in reliance upon Section 4(2) of the Securities Act, relating to transactions not involving a public offering.

Equity Compensation Plan Information

Information regarding our equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, is set forth in the section entitled “Equity Compensation Plan Information” in our 2008 Proxy Statement.

Stock Performance

The following Stock Performance Graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor should such information be incorporated by reference into any future filings under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference in such filing.

The graph below compares the cumulative total stockholder return on our common stock for the last six full years with the cumulative total returns on the S&P 500 Index and the “peer group” companies listed below for the same period. The graph assumes that $1,000 was invested on January 1, 2003, in each of our common stock, the S&P 500 Index and an index compiled by us tracking the peer group companies listed below. The comparisons in the graph below are based on historical data, with our common stock prices based on the closing price on the AMEX or last bid information quoted on the Pink Sheets on the dates indicated, and are not intended to forecast the possible future performance of our common stock. The information in the table below assumes the reinvestment of dividends, if any.

Our “peer group,” as determined by management, consists of:

•	Ceradyne, Inc.;

•	Mine Safety Appliances Company;

•	DSR Technologies, Inc.; and

•	Lakeland Industries, Inc.

Item 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 were derived from our consolidated financial statements. The data set forth below should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and our Consolidated Financial Statements and related Notes appearing elsewhere in this Form 10-K.

Income Statement Data (In thousands, except for per share data)
	2007	2006	2005	Restated 2004	Restated 2003

Net sales	$320,796	$254,105	$343,561	$322,276	$206,375
Cost of goods sold	259,289	196,154	282,653	265,607	177,066
Gross profit	61,507	57,951	60,908	56,669	29,309
Selling, general and administrative expenses	40,921	42,539	57,223	37,461	29,478
Litigation and costs of investigations	9,647	13,886	27,246	943	—
Employment tax withholding charge (credit)	(737)	4,407	2,358	28,981	737
Operating income (loss)	11,676	(2,881)	(25,919)	(10,716)	(906)
Interest expense	791	1,946	1,798	1,371	1,410
Other (income) expense	110	(127)	(551)	190	1,925
Income (loss) before income tax (benefit) expense	10,995	(4,954)	(28,268)	(11,897)	(391)
Income tax (benefit) expense	4,636	286	(250)	(2,800)	3,585
Income (loss) before minority interest	6,359	(5,240)	(28,018)	(9,097)	(3,976)
Less minority interest of subsidiary	153	82	122	48	(1)
Net income (loss)	6,206	(5,322)	(28,140)	(9,145)	(3,975)
Dividend—preferred stock (related party)			(345)	(360)	(360)
Income (loss) available to common stockholders	6,206	(5,322)	(28,485)	(9,505)	(4,335)
Earnings (loss) per common share:
Basic	$0.12	($0.12)	($0.63)	($0.23)	($0.11)
Diluted	$0.12	($0.12)	($0.63)	($0.23)	($0.11)

Earnings per contingently redeemable common share:
Basic and Diluted	$0.12	$0.00

Balance Sheet Data (In thousands)

Working capital	$34,881	$19,349	$1,592	$44,299	$48,755
Total current liabilities	114,129	126,776	121,300	62,168	18,273
Long-term liabilities	11,659	852	1,484	26,318	22,549
Total assets	156,367	148,199	125,537	109,204	69,304
Contingently redeemable common stock	19,326	19,326
Stockholders’ equity	10,847	992	2,582	20,669	28,483

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with our selected consolidated financial data and our Consolidated Financial Statements and related Notes set forth elsewhere in this Form 10-K. Certain statements contained in this discussion may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those reflected in forward-looking statements, as discussed more fully in this Form 10-K. Please see also the section entitled “Forward-Looking Statements” above.

General

We are a leading manufacturer and provider of bullet, fragmentation and stab resistant apparel and related ballistic accessories, which are used domestically and internationally by military, law enforcement, security and corrections personnel, as well as by government agencies. We also manufacture and distribute sports medicine, health support and other products, including a variety of knee, ankle, elbow, wrist and back supports and braces that assist serious athletes, weekend sports enthusiasts and general consumers in their respective sports and everyday activities.

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

We derive substantially all of our revenue from sales of our products. We have experienced volatility in revenue over the past four years primarily due to changing levels of spending by the U.S. military in conjunction with military efforts in Afghanistan and Iraq. Our future revenue levels will continue to be highly dependent on the level of demand for bullet and fragmentation protective apparel, primarily from the U.S. military.

Our market share is highly dependent upon the quality of our products and our ability to deliver our products in a prompt and timely fashion. Our current strategic focus is on quality and delivery, which we believe are the key elements in obtaining additional and repeat orders under our existing procurement contracts with the U.S. military and other government agencies.

Results of Operations and Financial Condition

Net Sales

Net sales consist primarily of gross sales, less discounts, returns and allowances. Sales are recognized when the product has been shipped and title passes to the customer.

Gross Profit

Gross profit consists primarily of net sales less the cost of sales and manufacturing and warehousing expenses. Gross profit as a percentage of sales may be affected by variations of product mix, price changes in response to competitive factors and fluctuations in raw material costs and vendor programs. In addition, inventory adjustments caused by excess and obsolete inventory can also affect gross profit.

Operating Cost

Operating and administrative expenses are comprised of: (i) selling and marketing expenses, including commissions and marketing programs; (ii) general and administrative expenses, including administrative salaries, professional fees and other office expenses; (iii) research and development expenses; and (iv) other expenses associated with our operations.

Year ended December 31, 2007, compared to year ended December 31, 2006

Consolidated net sales for the year ended December 31, 2007 were $320.8 million, compared to $254.1 million for the year ended December 31, 2006. This 26.2% increase is primarily attributable to increases in sales to the U.S. military and domestic sales in 2007.

The following table shows our revenues for the years ended December 31, 2007 and December 31, 2006 for the main categories of our net sales.

ANALYSIS OF NET SALES

Years Ended December 31, 2007 and 2006

(In thousands)

	2007		2006		Dollar Change
Net sales
Military and Federal Government	$272,626	85.0%	$213,465	84.0%	$59,161
Domestic/Distributors	40,303	12.6%	31,406	12.4%	8,897
International	738	0.2%	905	0.3%	(167)
Sports and Health Products	7,959	2.5%	8,618	3.4%	(659)
Other	97	0.0%	802	0.3%	(705)

Total	321,723	100.3%	255,196	100.4%	66,527
Less Discounts, Returns and Allowances	(927)	(0.3)%	(1,091)	(0.4)%	164

Net Sales	$320,796	100.0%	$254,105	100.0%	$66,691

The increase in net sales to the military and the federal government, along with domestic sales for 2007, compared with 2006, is a result of a pricing strategy on specific contracts and accelerating deliveries on orders for the U.S. Army to fill its urgent and compelling requirements. During 2007, we targeted certain contract opportunities for an aggressive pricing strategy. In developing this strategy we recognized the change in the competitive environment from historical limited capabilities to a new more robust industry. These changes created a challenge and an opportunity to reshape our focus and strategy to better support our plans to grow our market share and sales.

To enhance our industry position, we adopted a strategy that recognized that pricing competitively, maintaining the highest product quality, pursuing technological advances, and accelerating delivery of those products, were essential to gaining market share and strengthening our platform for further growth. We began to implement that strategy in the first quarter of 2007 and have made excellent progress in improving our operations.

A significant amount of our revenue is generated from U.S. military contracts. The acquisition contracts for this industry are normally issued on an indefinite delivery and/or indefinite quantity, firm fixed price basis. This means that the U.S. military has the right to order as much (or as little) product within the constraints of the contract as they desire; however, any products that they end up ordering will be based on the contract prices. Sustainment contracts are usually on a firm fixed price basis with specific quantities and delivery dates.

This type of contract coupled with current Congressional funding methods (such as continuing resolution authorities, annual appropriations and supplemental bills) may impact our revenue. Further, the following factors may also affect our revenues during a given reporting period:

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

As of December 31, 2007, we had one major military contract outstanding to deliver conversion kits. The contract is for $130 million and expires in August of 2009. This contract can be terminated at any time by the military without penalty. We have no assurance of any level of sales under this contract.

We believe that it is important to understand the nature of contracting with the federal government and the possible effect of the federal government’s budgeting process on operating results and production backlog in any given year. Frequently, there may be events surrounding the U.S. and defense budgets that create fluctuations in our backlog and portfolio of contracts with the federal government. These include availability of year-end monies to accomplish important last minute contracts for supplies and services, enactment of a continuing resolution which limits spending to the previous year’s level until a budget is signed into law, late approval of a new budget, use and timing of a supplemental appropriation, and several other possible events. These events can significantly affect the amount of orders we have in backlog and the number as well as size of major contracts we have for our products. In fact, during 2007, requests for proposals and the awarding of contracts were delayed. We believe that it is important for all investors to adequately understand the U.S. government’s budget process and its potential impact on our results of operations and production backlog.

For the year ended December 31, 2007 we continued to experience growth in our Domestic/Distributors sales. These represent sales to wholesalers, non-military and non-federal government buyers. This category of sales allows us to diversify our revenue base. We plan to focus our marketing efforts on this customer category going forward.

Cost of goods sold increased from $196.2 million for the year ended December 31, 2006 to $259.3 million for the year ended December 31, 2007. This increase is consistent with the increase in sales discussed above.

Gross profit margin decreased from 22.8% for the year ended December 31, 2006 to 19.2% for the year ended December 31, 2007. The decline in gross profit margin as a percentage of net sales is due to an increase in material costs, which are in limited supply, and the constraints on price increases in our large military contracts, as well as a highly competitive market. In order to capture a greater share of this market, we adopted an aggressive pricing structure on certain military contracts. Improving gross profit margin will require passing on material cost increases to our customers, enhancing the manufacturing process, planning inventory purchases carefully and reducing costs. These initiatives will be balanced with a marketing and sales strategy that addresses the highly competitive environment.

Our 2007 cost of goods sold and gross profit were positively impacted by an adjustment to reduce our vest replacement program obligation. We initially estimated the vest replacement program obligation based on several factors, including the number of vests that were expected to be exchanged, the costs of such replacement vests, accommodations expected to be offered to customers and other associated costs. During the course of the implementation of the vest replacement program, we continued to evaluate the methodology and process applied to estimate this obligation. Based on the cumulative experience developed and changes in future expected activity, we revised our estimate of the vest replacement program obligation during the fourth quarter of 2007, resulting in an adjustment of $3.5 million, which was included as a reduction of cost of sales.

OPERATING COST

Years Ended December 31, 2007 and 2006

(In thousands)

	2007	2006	Dollar Change
Selling and Marketing	$9,638	$9,493	$145
Research and Development	1,878	1,687	191
Equity-Based Compensation	3,649	1,395	2,254
Other General and Administrative	25,756	29,314	(3,558)
Restructuring Costs	—	650	(650)

Selling, general and administrative expenses	40,921	42,539	(1,618)
Litigation and Cost of Investigations	9,647	13,886	(4,239)
Employment Tax Withholding Charge (Credit)	(737)	4,407	(5,144)

Total Operating Costs	$49,831	$60,832	$(11,001)

Operating costs were $49.8 million or 15.5 % of net sales for the year ended December, 31, 2007, versus $60.8 million or 23.9% of net sales for the year ended December 31, 2006. The decrease in operating costs for the year ended December 31, 2007 of $11.0 million as compared to the year ended December 31, 2006 was principally due to the following:

•

Decreases in expenses for litigation and cost of investigations in the year ended December 31, 2007, as compared to the year ended December 31, 2006. We may continue to incur costs associated with litigation and cost of investigations, including costs associated with indemnification of former officers. Certain of these costs may be recoverable from former officers depending on the outcome of the related litigation and investigations. We cannot predict what the total amount of these costs will be or any recovery of these costs, if applicable.

•

During the second quarter of 2007, the statute of limitations for the 2003 employment tax withholding obligation expired and accordingly, the charge and related liability originally recorded during 2003, were reversed. Operating costs for 2006 include a charge to earnings of approximately $4.4 million for the employment tax withholding obligation relating to that period.

•	Other general and administrative fees were lower in 2007 than 2006 primarily due to a reduction in professional fees. Professional fees were $10.5 million for 2007, compared to $12.7 million for 2006.

Offsetting these decreases was the increase in equity-based compensation expense in the year ended December 31, 2007, compared to the year ended December 31, 2006, from $1.4 million to $3.7 million, respectively. Equity based compensation for 2006 included a credit of $6.4 million relating to the modification of warrants by the former Chairman and Chief Executive Officer in conjunction with the Memorandum of Understanding executed in 2006.

Interest expense for the year ended December 31, 2007 was approximately $0.8 million, compared to $1.9 million for the year ended December 31, 2006. The decrease is attributable to lower average outstanding balances in our revolving line of credit.

Our effective tax rate was 42.8% and (5.8%) for the years ended December 31, 2007 and 2006, respectively. Our effective tax rates for 2007 and 2006 differ from the federal statutory rates primarily due to equity-based compensation, disallowed meals and entertainment, tax credits, changes in tax reserves and state income tax expense.

Year ended December 31, 2006, compared to year ended December 31, 2005

Consolidated net sales for the year ended December 31, 2006 were $254.1 million, compared to $343.6 million for the year ended December 31, 2005. This decrease of 26.1% is primarily attributed to a decline in sales to the U.S. military, domestic sales and health and sports product sales in 2006.

The following table shows our revenues for the years ended December 31, 2006 and December 31, 2005 for the main categories of our net sales.

ANALYSIS OF NET SALES

Years Ended December 31, 2006 and 2005

(In Thousands)

	2006		2005		Dollar Change
Net Sales
Military and Federal Government	$213,465	84.0%	$297,886	86.7%	(84,421)
Domestic/Distributors	31,406	12.4%	34,449	10.0%	(3,043)
International	905	0.3%	773	0.2%	132
Sports and Health Products	8,618	3.4%	9,964	2.9%	(1,346)
Other	802	0.3%	1,210	0.4%	(408)

Total	255,196	100.4%	344,282	100.2%	(89,086)
Less Discounts, Returns and Allowances	(1,091)	(0.4%)	(721)	(0.2%)	(370)

Net Sales	$254,105	100.0%	$343,561	100.0%	$(89,456)

The decrease in sales to the U.S. military, domestic customers, sports product and other customers experienced in 2006, compared to 2005, is a function of both a slowdown in spending associated with the military and uncertainty on the part of customers as a result of the restatement of our 2004 and 2003 financial statements, related material weaknesses in internal control, changes in management, failure to file required annual reports and ongoing investigations. Please see Item 3. Legal Proceedings in this Form 10-K for a discussion of these investigations. During the last quarter of 2006 and continuing into 2007, we undertook an ongoing project of communicating with our military, domestic, sports and health and other customers in an effort to assure them that procedures are being implemented to strengthen our reporting and operational controls. Sales to the U.S. military and federal government decreased 28.3% from fiscal year 2005 to 2006.

Cost of goods sold decreased from $282.7 million for the year ended December 31, 2005 to $196.2 million for the year ended December 31, 2006. This decrease is consistent with the decline in sales discussed above, and the inclusion in 2005 in cost of goods sold of a provision relating to replacement of certain protective vest products.

Gross profit margin increased from 17.7% for the year ended December 31, 2005 to 22.8% for the year ended December 31, 2006. This increase is due to the provision described above for product replacement affecting the 2005 gross profit margin.

Operating costs for the year ended December 31, 2006 were $60.8 million, compared to $86.8 million for the year ended December 31, 2005. This decrease is attributable primarily to a reduction in litigation settlement and investigation charges and equity-based compensation expenses in 2006 compared to 2005. The following table summarizes our operating costs for fiscal year 2006 compared to 2005.

OPERATING COST

Years Ended December 31, 2006 and 2005

(In thousands)

	2006	2005	Dollar Change
Selling and Marketing	$9,493	$11,828	$(2,335)
Research and Development	1,687	1,707	(20)
Equity-Based Compensation	1,395	20,558	(19,163)
Other General and Administrative	29,314	23,130	6,184
Restructuring Costs	650	—	650

Selling, general and administrative expenses	42,539	57,223	(14,684)
Litigation and Cost of Investigations	13,886	27,246	(13,360)
Employment Tax Withholding Charge (Credit)	4,407	2,358	2,049

Total Operating Costs	$60,832	$86,827	$(25,995)

Selling and marketing expense declined from $11.8 million for the year ended December 31, 2005 to $9.5 million for the year ended December 31, 2006. This decline is a function of reduced sales commissions paid during 2006 as a result of the reduced level of sales experienced during 2006. Additionally, during 2005, a significant commitment was a made to promotions and free samples, which was not continued in 2006.

We spent approximately $1.7 million on research and development in both 2005 and 2006. Research and development is viewed as a critical component to meeting the needs of the market place and maintaining our customer relationships as the demands for unique and custom protective wear constantly change.

Equity-based compensation declined from $20.6 million for the year ended December 31, 2005 to $1.4 million for the year ended December 31, 2006. Equity-based compensation is the fair value, as defined by generally accepted accounting principles in the United States (“GAAP”), of warrants issued to officers and employees, amortized over the period that the warrants are earned, which in our case is the vesting period. Equity-based compensation was higher in 2005 compared to 2006 because a large number of warrants were awarded in 2005 to the former Chairman and CEO at a below market exercise price that immediately vested on the date of grant.

Other general and administration expense increased from $23.1 million for the year ended December 31, 2005 to $29.3 million for the year ended December 31, 2006. This increase is a result of certain non-recurring costs incurred in 2006, including an increase in professional fees of $5.9 million.

In 2006, we incurred $0.7 million in restructuring costs relating to the relocation of our corporate headquarters from Westbury, New York to Pompano Beach, Florida.

Litigation and cost of investigations decreased from $27.2 million for the year ended December 31, 2005 to $13.9 million for the year ended December 31, 2006. In 2005, we recorded a charge of $26.5 million for the settlement of the securities class action brought against us. We also incurred $0.8 million of professional fees in connection with the cost of investigations. We incurred costs in 2006 in conjunction with the ongoing investigations and indemnification of our former officers and directors. Certain of these costs along with certain general and administrative expenses incurred in 2005 and 2006 are being researched in an effort to determine if we can recover them from our former officers.

During 2005, we recorded a charge of approximately $26.5 million for liability associated with a securities class action and a related shareholder derivative action brought against us and certain of our current and former directors and officers and others. On July 13, 2006, we signed the Memorandum of Understanding to settle this securities class action, as well as the shareholder derivative action brought about by a certain shareholder. Please see Item 3. Legal Proceedings in this Form 10-K for further discussion of these settlements.

The class action lawsuit was settled, subject to court approval, for $34.9 million in cash and 3,184,713 shares of our common stock. The derivative action was also settled, subject to court approval, in consideration of certain corporate governance provisions and the payment of $0.3 million in legal fees and expenses to the lead counsel in the derivative action. The settlement amounts were paid into an escrow account with $12.9 million coming from our directors and officer liability insurers, and the balance was provided by us. The amount due from the insurers was received in 2006 and reflected as a receivable in current assets in our balance sheet dated as of December 31, 2005. This escrow is reflected as restricted cash in our balance sheet dated as of December 31, 2006. The funds may only be disbursed pursuant to the Memorandum of Understanding.

In July 2007, the United States District Court for the Eastern District of New York granted the lead plaintiffs’ motion for preliminary approval of settlements of the securities class action and shareholder derivative action described above. The court scheduled a hearing for October 5, 2007, to consider and determine whether to grant final approval of the settlement.

On October 5, 2007, the court held a hearing to consider and determine whether to grant final approval of the settlements. The court took no action at the hearing, and indicated that it would issue a decision no sooner than 45 days after the hearing (or November 19, 2007) in order to allow the Commercial Litigation Division of the U.S. Justice Department, which had been notified of the settlement, to determine if it wished to make an objection. On November 19, 2007, the Commercial Litigation Division requested leave to submit an objection to the settlement. After being granted leave by the court, the Commercial Litigation Division filed a brief in opposition. As of the date of the filing of this Form 10-K, the court has not granted final approval of the settlement and the matter is still pending.

Employment tax withholding obligation increased from $2.4 million in 2005 to $4.4 million in 2006 because we did not withhold an appropriate amount in connection with awards of incentive compensation, including stock compensation.

Income tax expense for the year ended December 31, 2006 was $0.3 million, compared to an income tax benefit of $0.3 million for the year ended December 31, 2005. This change in income tax (benefit) expense and in the effective tax rate resulted primarily from results of operations and an increase in state income tax expense based on a shift in our mix of earnings among the various state tax jurisdictions. The effective tax rates for 2006 and 2005 differ from the statutory rates primarily due to nondeductible financial statement equity-based compensation expense and officer’s compensation expense in excess of the Internal Revenue Code Section 162(m) (“Section 162(m)”) annual limitation for performance based compensation.

Employment Tax Withholding Obligation

From 2003 through early 2006, we paid certain cash bonuses to management and other employees. Members of senior management during that time and other employees also exercised warrants to purchase shares of our common stock between 2003 and 2006 that had previously been granted to them. The payment of cash bonuses and exercise of warrants triggered tax withholding obligations by us related to the employees’ share of federal income tax, state income tax and Social Security charges on the compensation associated with the bonuses and warrants. We also had to remit to applicable taxing authorities the employer’s share of Social Security and other payroll related taxes.

We have determined that income and other payroll related taxes were not withheld and remitted by us to the taxing authorities when those bonuses were paid and, with one exception, when the warrants were exercised. We self-reported these apparent violations to the relevant taxing authorities, including to the Internal Revenue Service.

We do not believe that we will be required to discharge the liability of former senior management personnel for income tax withholding obligations. Moreover, to the extent that we are required to discharge employee income tax withholding obligations for other current and former employees, management intends to seek recovery of those amounts from the affected employees. In July 2006, Mr. Brooks signed a Release Agreement and Contractual Undertaking with us in which he represented, warranted and covenanted that he has paid or will pay all taxes (including, without limitation, federal and state, Social Security, Medicare, FICA or other withholding taxes or similar amounts) attributable to personal income received by him from us, including any fines, penalties or back taxes incurred by us solely as a result of personal income paid to him. We intend to pursue recovery from Mr. Brooks for any of the foregoing amounts ultimately due and payable by us, if any, to the taxing authorities. As of December 31, 2007, the income tax withholding obligations that may be recoverable from former executive officers were $32.8 million.

During 2007, the statute of limitations for the 2003 employment tax withholding obligations expired and accordingly the charge and related liability originally recorded during 2003 (totaling $0.7 million), was reversed.

As of December 31, 2007 and 2006, we have recognized Employment Tax Withholding Obligations, including applicable penalties relating to this matter, totaling $34.2 and $36.5 million, respectively, in the accompanying consolidated balance sheets. The related income statement (credit) charges totaling ($0.7), $4.4 and $2.4 million have been recorded in each of the years ended December 31, 2007, 2006 and 2005, respectively.

Liquidity and Capital Resources

We intend to fund our cash requirements during 2008 with cash flows from operating activities, receipt of income, tax refunds and, when necessary, borrowings under our revolving credit facility. As of December 31, 2007, our working capital was approximately $34.9 million, compared to $19.3 million as of December 31, 2006. The improvement noted in working capital in 2007 is attributable to an increase in inventory and income tax receivable combined with a decrease in accrued expenses, accounts payable and income tax payable. These items were somewhat offset by a reduction in accounts receivable and an increase in the revolving line of credit.

The accounts receivable days outstanding decreased to 36 days at December 31, 2007, compared to 55 days at December 31, 2006. This reduction in days outstanding was primarily the result of an improvement in collections of receivables from our customers. These collection efforts were aided by an increase in sales to U.S. military and U.S. government entities that pay more timely than other customers.

In order to meet the demands for working capital, we maintain a revolving credit facility with a major financial institution, which facility is secured by substantially all of our assets. The purpose of this revolving credit facility is to provide liquidity when needed on a short term basis. Our major material suppliers’ payment terms are normally 30 days from the date of purchase. Any shortfall in working capital or cash will result in our utilization of our revolving credit line to maintain liquidity.

On April 3, 2007, we entered into an Amended and Restated Loan and Security Agreement (the “Amended Agreement”) with the lender. The Amended Agreement is guaranteed by us and provides for a three-year, $35 million revolving credit line (extendable for twelve-month periods at the agent’s or requisite lender’s option) available to our subsidiaries, jointly and severally, bearing interest at the prime rate established by LaSalle National Bank Association (the “Prime Rate”) plus 0.25% or, at our option, LIBOR plus 2.25%. Borrowings are available in the form of advances or letters of credit granted or issued against a percentage of our subsidiaries’ eligible accounts receivable and eligible inventory. The Amended Agreement also includes financial covenants related to minimum sales and maximum capital expenditures, and further provides that on or prior to

December 31, 2007, or if we maintain an available balance of $15 million under the Amended Agreement for each day between October 1, 2007, and June 29, 2008, then as late as June 29, 2008, we will agree to additional financial covenants, including: (1) a senior leverage ratio; (2) a total leverage ratio; (3) a minimum tangible net worth; (4) a fixed charge coverage ratio; and (5) minimum consolidated earnings before interest, taxes, depreciation and amortization. The revolving credit line is secured by substantially all of our assets.

Our capital expenditures for the year ended December 31, 2007 were approximately $4.8 million, compared to approximately $0.5 million for the year ended December 31, 2006. Our capital budget is intended to replace fixed asset equipment as needed and to take advantage of technological improvements that would improve productivity. Beginning in the second quarter of 2007, we increased capital expenditures to improve our systems for inventory control, manufacturing and accounting processes. These expenditures will continue in subsequent periods. For the year ended December 31, 2007, capital expenditures related to these system improvements were $3.8 million. We anticipate our capital expenditures for 2008 to be approximately $3.1 million.

We believe that our existing revolving credit line, together with funds generated from operations and income tax refunds, will be adequate to sustain our operations, including anticipated capital expenditures, for the foreseeable future. There can be no assurance that we will be able to obtain further increases in our credit line if needed. We may be required to explore other potential sources of financing (including the issuance of equity securities and, subject to the consent of our lender, other debt financing) if we experience escalating demands for our products. However, there can be no assurance that such sources will be available or, if available, provide terms satisfactory to us.

For fiscal 2007, 2006 and 2005, net cash flows from operating activities were $0.1 million, ($21.6) million and $33.5 million, respectively. The fluctuations in cash flows from year to year is primarily a function of changes in inventory, accounts receivable, accounts payable and accrued expenses.

Fiscal 2007 net income includes a $3.5 million credit for reduction of the vest replacement obligation and a $0.8 million credit for the reduction of our employment tax withholding obligation. These non-cash credits to net income did not impact operating cash flows for the year. During the first quarter of 2008, we received refunds from the federal and state governments for previously filed tax returns totaling $8.9 million. Additionally, we anticipate receiving an additional $11.4 million in federal income tax refunds. These refunds result principally from amending and filing prior years’ income tax returns as well as generating federal tax losses during 2007 that are carried back to prior years.

Fiscal 2006 cash flows were impacted positively by the collection of the receivable from our insurers described above, while cash from operating activities was reduced by funding $35.2 million of restricted cash.

Fiscal 2005 operating cash flows were positive despite a net loss for the year of ($28.1 million). The operating results for 2005 reflect a charge to earnings of $20.9 million for equity-based compensation, a provision for vest replacement of $9.7 million and a provision for the securities class action of $39.4 million, which was partially offset by a $12.9 million receivable from our insurers. These non-cash expenses did not impact operating cash flows for the year.

For fiscal 2007, 2006 and 2005, net cash flows from financing activities were $4.8 million, $20.4 million and ($32.0) million, respectively. Financing cash flows for 2006 included the issuance of contingently redeemable stock of $19.3 million. Other significant financing cash flows for the period of the three years ended December 31, 2007 related to cash borrowed and repaid on bank loans and net borrowings against our line of credit.

We anticipate that cash flows from operating activities will continue to fluctuate in future periods and that our line of credit will continue to be our primary source of cash during periods of negative cash flow from operations.

Inflation and Changing Prices

Our profitability is dependent, among other things, on our ability to anticipate and react to changes in the cost of key operating resources, including labor and raw materials. Substantial increases in costs and expenses could impact our operating results to the extent that such increases cannot be passed along to customers. While we have taken steps to mitigate our risk to rising prices with prudent purchasing practices and inventory management techniques, there can be no assurance that future supplies of raw materials and labor will not fluctuate due to market conditions outside of our control.

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

Off-Balance Sheet Arrangements

As of December 31, 2007, we did not have any off-balance sheet arrangements.

Contractual Obligations

The following table presents our estimated cash requirements for contractual obligations outstanding as of December 31, 2007.

Payment Due by Period

(In thousands)

Contractual Obligations	Less than 1 year	2-3 years	4-5 years	More than 5 years	Total
Operating Leases	$2,202	$4,497	$2,940	$1,465	$11,104
Revolving line of credit	16,254	—	—	—	16,254
Class action litigation settlement	35,200	—	—	—	35,200
Accounts payable	15,416	—	—	—	15,416
Commissions	237	—	—	—	237
Payroll and related taxes	3,513	—	—	—	3,513
Purchase commitments	32,654	—	—	—	32,654

Total Contractual Obligations	$105,476	$4,497	$2,940	$1,465	$114,378

We have not included our FIN 48 liability of $11.4 million for unrecognized tax benefits in the above table because we cannot estimate the period of future cash payments, if any, for this liability.

Critical Accounting Policies

We believe that our critical accounting policies include:

Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ materially from these estimates. Critical estimates made by us include, but are not limited to, the liability for the Zylon vest replacement program, equity-based compensation expense, the liability for payroll taxes, the provision for income taxes, the cost of litigation in connection with the reserve for class actions and shareholder derivative lawsuits and the provision for excess and obsolete inventory.

Revenue Recognition—We recognize revenue when there is persuasive evidence of an arrangement, delivery of the product has occurred, the price for the goods is fixed or determinable and collectibility is reasonably assured.

We enter into contracts with all of our customers. These contracts specify the material terms and conditions of each sale, including prices and delivery terms for each product sold.

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

Non-military contracts specify that customers may return products to us only if such products do not meet agreed upon specifications. Ballistics apparel products sold to other customers besides the U.S. military for use in combat comply with NIJ standards, and are subjected to internal and external quality control procedures. Because of these internal and external quality control procedures, warranty returns of products sold to law enforcement agencies and to distributors are minimal.

We warrant that our ballistics apparel products will be free from manufacturing defects for a period of five years from the date of manufacture. From time to time, individual ballistics apparel products may be returned because they are the incorrect size. In most cases, the product returned for sizing is retailored and reshipped to the customer. Returns for sizing, along with the cost involved in tailoring the units, are minimal.

We do not offer any general rights of return, express or implied, associated with any of our military sales or our sports medicine and health support sales. Ballistic resistant apparel and other accessories sold to non-military customers have a 30-day right of return. At the time of sale, the sales transactions meet the conditions of FASB Statement No. 48, “Revenue Recognition When Right of Return Exists,” and revenue is recognized at the time of sale.

All our contracts specify that products will be shipped FOB shipping point or FOB destination. Shipments to the U.S. military are made FOB shipping point. We recognize revenue for military sales and for those non-military sales shipped FOB shipping point when the related products are shipped. We defer revenue recognition for those sales that are shipped FOB destination until the related goods are received at the customers’ designated receiving locations.

Inventories—Inventories are stated at the lower of cost (determined on the first-in, first-out basis) or market. An allowance for potential non-saleable inventory due to excess stock or obsolescence is based upon a detailed review of inventory components, past history, and expected future usage.

Stock Compensation—New, modified and unvested equity-based payment transactions with employees, such as stock options (which we refer to as warrants) and restricted stock, are recognized in our consolidated financial statements based on their fair value and as compensation expense over the service period, in our case, the vesting period.

Income taxes—We use the asset and liability approach to account for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases, using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Judgments and estimates underlying our accounting policies vary based on the nature of the judgment or estimate. We use judgments and estimates to determine our allowance for doubtful accounts, which are determined through analysis of the aging of the accounts receivable at the date of the consolidated financial statements, assessments of collectibles based on an evaluation of historic and anticipated trends, the financial condition of customers and an evaluation of the impact of economic conditions. We also use judgments and estimates to determine the valuation allowances on our deferred tax assets to establish reserves for income taxes, each of which relates to our critical accounting policy for income taxes. We base these estimates on projections of future earnings, effective tax rates and the impact of economic conditions. These judgments and estimates are based upon empirical data as applied to present facts and circumstances. Judgments and estimates are susceptible to change because the projections that they are based upon do not always turn out to be correct and unanticipated issues may arise that are not considered in our assumptions.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ materially from these estimates. Critical estimates made by us include, but are not limited to, the liability for the Zylon vest replacement program, equity-based compensation expense, the liability for payroll taxes, the provision for income taxes, the cost of litigation in connection with the reserve for class actions and shareholder derivative lawsuits and the provision for excess and obsolete inventory.

New Accounting Standards Implemented

In June 2006, the FASB issued Interpretation No 48 “Accounting for Uncertainty in Income Taxes” (FIN 48) which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. A tax position that meets the “more-likely-than- not” criterion shall be measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. FIN 48 applies to all tax positions accounted for under SFAS 109, “Accounting for Income Taxes,” and is effective for fiscal years beginning after December 15, 2006. Upon adoption, companies are required to adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date, with any adjustment recorded directly to the beginning retained earnings balance in the period of adoption and reported as a change in accounting principle. The adoption of FIN 48 is reflected in the 2007 financial statements.

New Accounting Standards Not Yet Adopted

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a definition of fair value, establishes acceptable methods of measuring fair value and expands disclosures for fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for our fiscal years beginning after November 15, 2007, the year beginning January 1, 2008 for us. We do not expect that the adoption of SFAS 157 will have a material impact on our financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including as amendment of FASB Statement No. 115” (“SAFS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 159 to have a material effect on our financial position or results of operations.

In December, 2007, the FASB issued SFAS 141R, “Business Combinations” (“SFAS 141R”), which requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R requires, among other things, that in a business combination achieved in stages (sometimes referred to as a “step acquisition”), that the acquirer recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with this Statement).

SFAS 141R also requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual, which in most types of business combinations will result in measuring goodwill as the excess of the consideration transferred plus the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect that the adoption of SFAS 141R will have a material impact on our financial statements.

In December, 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). This Statement changes the way the consolidated income statement is presented. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. Currently, net income attributable to the non-controlling interest generally is reported as an expense or other deduction in arriving at consolidated net income. It also is often presented in combination with other financial statement amounts. SFAS 160 results in more transparent reporting of the net income attributable to the non-controlling interest. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not believe that SFAS 160 will have a material impact on our financial statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not issue or invest in financial instruments or their derivatives for trading or speculative purposes. Our market risk is limited to fluctuations in interest rates pertaining to our borrowings under our $35 million Amended and Restated Loan and Security Agreement. We therefore are exposed to market risk from changes in interest rates on funded debt. We can borrow at either the Prime Rate plus 0.25% or LIBOR plus 2.25%. Any increase in these rates could adversely affect our interest expense. Our current credit agreement provides for the establishment of performance pricing to be established at a future date. The change in the interest rates for 2006 was immaterial. The extent of market rate risk associated with fluctuations in interest rates is not quantifiable or predictable because of the volatility of future interest rates and business financing requirements. We use no derivative products to hedge or mitigate interest rate risk.

We purchase materials for use in our products based on market prices established with our suppliers. Many of the materials purchased can be subject to volatility due to market supply and demand factors outside of our control. To mitigate this risk, in part, we attempt to enter into fixed price purchase agreements with reasonable terms.

Based on the outstanding balance on our revolving line of credit as of December 31, 2007, a 1% increase in interest rates would cost us approximately $0.2 million annually.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements appearing in our consolidated financial statements annexed hereto.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2007. Our principal executive and financial officers supervised and participated in the evaluation. Based on the evaluation, our principal executive and financial officers each concluded that, as of December 31, 2007, due to the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s forms and rules.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management concluded that we did not maintain effective internal control over financial reporting at December 31, 2007 and further improvements are required before the material weaknesses identified below may be considered remediated. In arriving at that conclusion, we considered the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway

Commission and we performed a complete assessment as outlined in Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Exchange Act. In performing our assessment, we performed an entity level risk assessment and a review of financial application and general computer controls.

As of December 31, 2007, the following material weaknesses in our internal control over financial reporting were identified:

1.	We did not maintain effective design of environmental controls to ensure the integrity and reliability of data including strategic planning, formal policies and procedures, clearly defined segregation of duties and external review of IT compliance issues.

2.	We did not maintain effective design of controls over access to financial reporting applications and data. Specifically, ineffective controls included unrestricted access to programs and data, lack of periodic review and monitoring of such access and lack of clearly communicated policies and procedures.

3.	We did not maintain effective controls designed to ensure that information technology program and data changes were authorized and that the program and data changes were adequately tested for accuracy and appropriate implementation.

4.	We did not maintain effective operational controls designed to ensure the Company’s ability to process, retrieve and protect its computer programs and data. Specifically, we did not create a contingency or disaster plan to deal with unplanned interruptions and we did not adequately back up data on a periodic basis.

5.	We did not maintain a sufficient complement of personnel with an appropriate level of knowledge, experience and training in the application of GAAP and internal control over financial reporting. Although we executed procedures and performed all accounting functions in our process control areas, we did not provide sufficient evidence that management had reviewed certain journal entries, bank reconciliations, registers, analytical reviews, consolidation work papers and disclosure checklists.

Despite our assessment that our system of internal control over financial reporting is ineffective and the list of material weaknesses identified above, we believe that our consolidated financial statements contained in this Form 10-K filed with the SEC fairly present our financial position, results of operations and cash flows for all years covered thereby in all material respects. We also received an unqualified audit report from our independent registered public accounting firm on those consolidated financial statements.

Changes in Internal Control Over Financial Reporting

Throughout 2007, including during the fourth quarter of 2007, we implemented certain remediation measures to improve our internal control over financial reporting and disclosure controls and procedures as a result of the material weaknesses previously disclosed in our Form 10-K/A for the fiscal year ended December 31, 2006, as amended and filed with the SEC on February 19, 2008. The following describes the changes made during the year ended December 31, 2007 to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

1.	We adopted a new Code of Conduct, based on a review of best practices, relating to our directors, officers and employees.

2.	We implemented an “Ethics Line” (whistleblower) policy, with a toll-free call-in feature handled through an independent service provider that reports to the General Counsel and the Chair of the Audit Committee.

3.

We substantially reconstituted our Board of Directors by appointing five highly qualified independent directors, all of whom were identified through an independent search process and none of whom had any connection to any incumbent members of the Board or our former management. In addition, the

Board populated the Audit, Compensation, and Nominating/Governance Committees of the Board, in each case with non-affiliated directors having appropriate expertise in such areas as required for each Committee.

4.	We hired a highly qualified Chief Financial Officer.

5.	We developed an internal finance and accounting manual, setting forth formal accounting requirements and financial disclosure policies to be applied on a consistent basis.

6.	We developed an internal approval process for all significant non-routine transactions, including all related party transactions.

7.	We developed accounting procedures to review and monitor critical accounts and transactions on a timely basis to ensure that financial statements are accurately prepared and reviewed.

8.	We designed and implemented controls to ensure an adequate valuation of provisions for excess and obsolete inventories on a quarterly basis.

9.	We implemented procedures to ensure that the accounting and disclosure for employee stock options and the related compensation and benefit expense is performed in accordance with GAAP. The enhancements include the creation of a formal log of outstanding stock options and the redesign of the accounting and reporting process related to employee stock options.

10.	We retained an independent registered public accounting firm to perform (and continue to perform) our tax functions. We believe this firm has the appropriate level of competence to perform these services and the scope and nature of their work is subject to management oversight.

11.	We established a recurring financial closing and quarterly reporting process. As part of this process, we have strengthened controls over the financial closing and reporting process and used process-reengineering techniques and technology to simplify the financial closing process and implement additional controls. These include, among others:

a.	redistributed accounting and reporting tasks by functional teams and areas of expertise rather than by reporting entity;

b.	enhanced documentation and dissemination of accounting policies, including policies for the determination and support of material accounting conclusions, assumptions and estimates, and the timing and levels of supervision over the reconciliation of balance sheet accounts; and

c.	implemented communication channels between the business and functional departments and the accounting function in order to ensure timely and accurate communication of the existence and nature of recurring and non-recurring transactions.

The following describes additional changes to our internal control over financial reporting that are currently in process or have been completed subsequent to December 31, 2007, which are reasonably likely to materially affect our internal control over financial reporting:

1.	We are developing procedures to perform and document analytical review of variances in account balances at appropriate threshold levels.

2.	We continue to implement a comprehensive replacement of information systems in order to promote greater efficiency and to minimize the potential for manipulation of business processes, accounting records and internal communications. This implementation began during 2007 and is planned to be completed during 2008. Areas being placed within the new integrated systems and control environment include invoicing/sales/accounts receivable, inventory and procurement (includes development of an automated perpetual inventory system that represents an improvement over the former manual system, in terms of accuracy, control, consistency and efficiency), general ledger, payroll, accounts payable and fixed assets.

3.	We hired a Director of Financial Reporting who is a licensed certified public accountant, has prior public company accounting and disclosure experience and served as corporate controller with other companies. Additionally, we hired a degreed staff accountant to assist us with accounting, reporting and operational matters.

4.	We developed additional procedures to document review and approval by the appropriate level of management of:

a.	journal entries;

b.	bank reconciliations;

c.	analytical reviews;

d.	subsidiary financial information prior to inclusion in the consolidation work papers; and

e.	interim financial statement disclosure checklists.

Our management believes that the remediation and other efforts described above have improved and will continue to improve our internal control over financial reporting and our disclosure controls and procedures. During 2008, our management, with the oversight of the Audit Committee, will continue to take steps to remedy identified material weaknesses in our internal control over financial reporting as expeditiously as possible.

Our independent registered public accounting firm has issued an audit report on our assessment of our internal control over financial reporting. Their report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders

Point Blank Solutions, Inc.

We have audited the internal control over financial reporting of Point Blank Solutions, Inc. and subsidiaries (the Company) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

1.	The Company did not maintain effective design of environmental controls to ensure the integrity and reliability of data including strategic planning, formal policies and procedures, clearly defined segregation of duties and external review of information technology compliance.

2.	The Company did not maintain effective design of controls over access to financial reporting applications and data. Specifically, ineffective controls included unrestricted access to programs and data, lack of periodic review and monitoring of such access and lack of clearly communicated policies and procedures.

3.	The Company did not maintain effective controls designed to ensure that information technology program and data changes were authorized and that the program and data changes were adequately tested for accuracy and appropriate implementation.

4.	The Company did not maintain effective operational controls designed to ensure the Company’s ability to process, retrieve and protect its computer programs and data. Specifically, the Company did not create a contingency or disaster plan to deal with unplanned interruptions and the Company did not adequately back up data on a periodic basis.

5.	The Company did not maintain a sufficient complement of personnel with an appropriate level of knowledge, experience and training in the application of GAAP and internal control over financial reporting. Although the Company executed procedures and performed all accounting functions in its process control areas, the Company did not provide sufficient evidence that management had reviewed certain journal entries, bank reconciliations, registers, analytical reviews, consolidation work papers and disclosure checklists.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements of the Company as of and for the year ended December 31, 2007, and this report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2007, and our report dated March 14, 2008 expressed an unqualified opinion on those financial statements.

RACHLIN LLP

Fort Lauderdale, Florida

March 14, 2008

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth in our 2008 Proxy Statement under the heading “Election of Directors” is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information set forth in our 2008 Proxy Statement under the heading “Executive Compensation” is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth in our 2008 Proxy Statement under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth in our 2008 Proxy Statement, under the heading “Certain Relationships and Related Transactions” is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth in our 2008 Proxy Statement under the headings “Fees Paid to Rachlin LLP” and “Audit Committee Pre-Approval Procedures for Services Provided by the Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report on Form 10-K:

1.	Financial Statements

See the Index to Financial Statements of page F-1 for a list of the financial statements filed with this report all of which are incorporated herein by reference.

2.	Financial Statement Schedules

See Note 11 to the Consolidated Financial Statements, for the “Valuation and Qualifying Accounts.”

3.	List of Exhibits

Exhibit	Description
3.1	Certificate of Incorporation of the Company filed September 1, 1994.	(1)

3.2	Certificate of Amendment of Certificate of Incorporation of the Company filed December 31, 1996.	(2)

3.3	Certificate of Amendment of Certificate of Incorporation of the Company filed July 24, 2001.	(6)

3.4	Certificate of Designations and Preferences of the Company filed December 26, 2001.	(6)

3.5	Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock of the Company filed October 12, 2006.	(16)

3.6	Certificate of Ownership and Merger of Point Blank Solutions, Inc. into DHB Industries, Inc. filed October 1, 2007.	(20)

3.7	Second Amended and Restated By-Laws of the Company adopted as of August 17, 2007.	(19)

4.1	Stock Subscription Agreement, dated December 14, 2001, between the Company and David Brooks.	(6)

4.2	Form of Warrant Award Certificate of the Company pursuant to the 2005 Plan.	(21)

4.3	Form of Warrant Award Certificate of the Company pursuant to the 2007 Plan.	(18)

4.4	Rights Agreement, dated as of October 6, 2006, between American Stock Transfer & Trust Company and the Company.	(16)

10.1	Employment Agreement, dated July 1, 2000, between the Company and David Brooks.	(7)

10.2	Employment Agreement, dated May 24, 2005, by and between the Company and Larry Ellis.	(11)

10.3	Employment Agreement, dated September 28, 2006, by and between the Company and John C. Siemer.	(21)

10.4	Employment Agreement, dated September 28, 2006, by and between the Company and Thomas C. Canfield.	(21)

10.5	Employment Agreement, dated November 1, 2006, by and between the Company and Sam White.	(21)

10.6	Employment Agreement, dated March 29, 2007, by and between the Company and Larry Ellis.	(21)

10.7	Employment Agreement, dated June 21, 2007, by and between the Company and James Anderson.	(21)

Exhibit	Description
10.8	Warrant Agreement, dated July 1, 2005, between the Company and David Brooks.	(14)

10.9	Warrant of the Company issued to Larry Ellis on May 24, 2005.	(11)

10.10	Warrant Agreement, dated May 18, 2006, between the Company and William P. Campbell.	(21)

10.11	Warrant Award Certificate issued to John C. Siemer on September 28, 2006.	(21)

10.12	Warrant Award Certificate issued to Thomas C. Canfield on September 28, 2006.	(21)

10.13	Warrant Award Certificate issued to Larry Ellis on March 29, 2007.	(21)

10.14	Warrant Award Certificate issued to James Anderson on July 24, 2007.	(21)

10.15	Promissory Note, dated November 6, 2000, between the Company and David Brooks.	(3)

10.16	The Company’s 1995 Stock Option Plan.	(4)

10.17	The Company’s 2005 Omnibus Equity Incentive Plan.	(13)

10.18	The Company’s 2007 Omnibus Equity Incentive Plan.	(18)

10.19	Board of Directors Compensation Policy, effective as of January 1, 2007.	(21)

10.20	Sale Agreement, dated March 10, 2000, between the Company and DMC2 Electronic Components.	(5)

10.21	Lease, dated January 1, 2001, between V.A.E. Enterprises and Point Blank Body Armor, Inc.	(7)

10.22	Lease Agreement, dated April 15, 2001, between A&B Holdings, Inc. and the Company.	(3)

10.23	Industrial Lease, dated December 5, 2003, between Atlantic Business Center L.C. and Point Blank Body Armor, Inc.	(8)

10.24	Employment Agreement, dated May 24, 2005, by and between the Company and Manuel Rubio.	(11)

10.25	Employment Agreement, dated May 24, 2005, by and between the Company and Dawn Schlegel.	(11)

10.26	Employment Agreement, dated May 24, 2005, by and between the Company and Ishmon Burks.	(11)

10.27	Employment Agreement, dated June 2, 2005, by and between the Company and Marc Dien.	(12)

10.28	Amended and Restated Loan and Security Agreement, dated as of April 3, 2007, by and among Protective Apparel Corporation of America, Point Blank Body Armor, Inc., NDL Products, Inc., the Company and LaSalle Business Credit, LLC, as Administrative Agent and Collateral Agent.	(17)

10.29	Subscription and Structuring Agreement, dated as of December 19, 2003, by and among Point Blank Body Armor, Inc., Hightower Capital Management, LLC and the Company.	(8)

10.30	Release Agreement and Contractual Undertakings, dated July 31, 2006, by and between the Company and David H. Brooks.	(21)

10.31	Securities Purchase Agreement, dated July 31, 2006, by and between the Company and David H. Brooks.	(21)

10.32	Registration Rights Agreement, dated July 31, 2006, by and between the Company and David H. Brooks.	(21)

10.33	Warrant Exercise Agreement, dated July 31, 2006, by and between the Company and David H. Brooks.	(21)

10.34	Agreement of Insureds, dated as of July 27, 2006, by and among the Company, David H. Brooks, Sandra Hatfield, Dawn M. Schlegel, Cary Chasin, Jerome Krantz, Gary Nadelman, Barry Berkman and Gen. (Ret.) Larry R. Ellis.	(21)

Exhibit	Description

10.35	Stipulation and Agreement of Settlement, dated November 30, 2006.	(21)

10.36	Warrant of the Company issued to Manuel Rubio on May 24, 2005.	(11)

10.37	Warrant of the Company issued to Ishmon Burks on May 24, 2005.	(11)

10.38	Warrant of the Company issued to Marc Dien on June 2, 2005.	(12)

10.39	Employment Agreement, dated December 1, 2005, by and between the Company and Rick Hockensmith.	(15)

10.40	Warrant Award Agreement, dated November 28, 2005, between the Company and Rick Hockensmith.	(15)

10.41	Employment Agreement, dated August 24, 2006, by and between the Company and James Anderson.	(21)

10.42	Award/Contract, dated June 7, 2004, by and between U.S. Army Robert Morris Acquisition Center and Point Blank Body Armor, Inc.	(22)

10.43	Solicitation/Contract/Order for Commercial Items, dated December 23, 2004, by and between U.S. Army Robert Morris Acquisition Center and Point Blank Body Armor, Inc.	(22)

10.44	Limited Consent and First Omnibus Amendment, dated as of September 28, 2007, by and among the Company, LaSalle Business Credit, LLC, successor by merger to LaSalle Business Credit, Inc., and the Company’s subsidiaries, Protective Apparel Corporation of America, Point Blank Body Armor, Inc. and NDL Products, Inc., with respect to the Amended and Restated Loan and Security Agreement, dated April 3, 2007, by and among the Company, LaSalle and the Borrowers.	(23)

10.45	Solicitation/Contract/Order for Commercial Items, dated August 3, 2006, by and between U.S. Army Robert Morris Acquisition Center and Point Blank Body Armor, Inc.	(23)

10.46	Solicitation/Contract/Order for Commercial Items, dated May 21, 2007, by and between U.S. Army Robert Morris Acquisition Center and Point Blank Body Armor, Inc.	(23)

14.1	Code of Ethics.	(9)

16.1	Letter from Weiser LLP to the Company regarding change in certifying accountant.	(10)

21.1	List of Significant Subsidiaries.	(21)

23.1	Consent of Independent Registered Public Accounting Firm.	(22)

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.	(23)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.	(23)

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(23)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(23)

Notes to Exhibit Table:

(1)	Incorporated by reference to the Company’s Definitive Proxy Material filed February 15, 1995.
(2)	Incorporated by reference to Post-Effective Amendment No. #3 to the Company’s Registration Statement on Form SB-2, File No. 33-59764, filed on January 31, 1997.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed March 30, 2001.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on or about November 6, 1995.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed March 23, 2000.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 28, 2002.
(7)	Incorporated by reference to the Amendment filed April 9, 2002, to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed April 1, 2002.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 16, 2004.
(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 17, 2005.
(10)	Incorporated by reference to the Amendment filed April 22, 2005, to the Company’s Current Report on Form 8-K filed April 15, 2005.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed May 27, 2005.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed June 3, 2005.
(13)	Incorporated by reference to the Company’s Definitive Proxy Material filed June 24, 2005.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 1, 2005.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 6, 2005.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed October 12, 2006.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed April 5, 2007.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 20, 2007.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 24, 2007.
(20)	Incorporated by reference to the Company’s Current Report on Form 8-K filed October 2, 2007.
(21)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed October 1, 2007.
(22)	Incorporated by reference to the Amendment filed February 19, 2008, to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed October 1, 2007.
(23)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POINT BLANK SOLUTIONS, INC.

By:	/s/ LARRY ELLIS
Larry Ellis President and Chief Executive Officer

Date: March 17, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ LARRY ELLIS Larry Ellis	President, Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2008

/s/ JAMES F. ANDERSON James F. Anderson	Chief Financial Officer, Senior Vice President and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	March 17, 2008

/s/ WILLIAM CAMPBELL William Campbell	Chairman of the Board of Directors	March 17, 2008

/s/ JACK HENRY Jack Henry	Director	March 17, 2008

/s/ DAVID BELL David Bell	Director	March 17, 2008

/s/ MAURICE HANNIGAN Maurice Hannigan	Director	March 17, 2008

/s/ MARTIN R. BERNDT Martin R. Berndt	Director	March 17, 2008

/s/ SUZANNE HOPGOOD Suzanne Hopgood	Director	March 17, 2008

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Point Blank Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Point Blank Solutions, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of three years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Point Blank Solutions, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 10 to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, which established new accounting and reporting standards for uncertainty in income taxes recognized in financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2008 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses.

/s/ RACHLIN LLP

Fort Lauderdale, Florida

March 14, 2008

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31,

(In thousands, except share data)

	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$213	$177
Restricted cash	35,200	35,200
Accounts receivable, less allowance for doubtful accounts of $296 and $911, respectively	25,144	38,087
Inventories, net	43,550	32,210
Income tax receivables	20,285	—
Deferred income taxes	21,468	38,125
Prepaid expenses and other current assets	3,150	2,326

Total current assets	149,010	146,125

Property and equipment, net	5,967	1,825

Other assets
Deferred income taxes	1,312	155
Deposits and other assets	78	94

Total other assets	1,390	249

Total assets	$156,367	$148,199

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$16,254	$8,425
Accounts payable	15,416	17,626
Accrued expenses and other current liabilities	8,384	12,912
Reserve for class action settlement	39,372	39,372
Vest replacement program obligation	527	6,054
Income taxes payable	—	5,904
Employment tax withholding obligation	34,176	36,483

Total current liabilities	114,129	126,776

Long term liabilities
Unrecognized tax benefits	11,134	—
Other liabilities	525	852

Total long term liabilities	11,659	852

Total liabilities	125,788	127,628

Commitments and contingencies
Minority interest in consolidated subsidiary	406	253
Contingently redeemable common stock (related party)	19,326	19,326
Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 48,037,510 shares issued and outstanding	48	48
Additional paid in capital	84,552	80,903
Accumulated deficit	(73,753)	(79,959)

Total stockholders’ equity	10,847	992

Total liabilities and stockholders’ equity	$156,367	$148,199

The accompanying notes are an integral part of these consolidated financial statements.

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

(In thousands, except per share date)

	2007	2006	2005
Net sales	$320,796	$254,105	$343,561
Cost of goods sold	259,289	196,154	282,653

Gross profit	61,507	57,951	60,908

Selling, general and administrative expenses	40,921	42,539	57,223
Litigation and costs of investigations	9,647	13,886	27,246
Employment tax withholding charge (credit)	(737)	4,407	2,358

Total operating costs	49,831	60,832	86,827

Operating income (loss)	11,676	(2,881)	(25,919)

Interest expense	791	1,946	1,798
Other (income) expense	(110)	127	551

Total other expense	681	2,073	2,349

Income (loss) before income tax (benefit) expense	10,995	(4,954)	(28,268)

Income tax (benefit) expense:
Current	(10,865)	(772)	20,014
Deferred	15,501	1,058	(20,264)

Total income tax (benefit) expense	4,636	286	(250)

Income (loss) before minority interest of subsidiary	6,359	(5,240)	(28,018)
Less minority interest of subsidiary	153	82	122

Net income (loss)	$6,206	$(5,322)	(28,140)

Dividend—preferred stock (related party)			345

Income (loss) available to common stockholders			$(28,485)

Basic and diluted earnings (loss) per common share	$0.12	$(0.12)	$(0.63)

Basic and diluted earnings (loss) per contingently redeemable common share	$0.12	$—

The accompanying notes are an integral part of these consolidated financial statements.

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

(In thousands, except share data)

	Series A Preferred Shares	Preferred Par Value	Common Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance December 31, 2004	500,000	$3,000	45,303,210	$45	$63,776	$(46,152)	$20,669
Net loss						(28,140)	(28,140)
Equity-based compensation	—	—	—	—	20,558		20,558
Preferred stock dividends paid	—	—	—	—	—	(345)	(345)
Preferred stock redemption	(500,000)	(3,000)	—	—	—	—	(3,000)
Common stock repurchased	—		(1,930,700)	(2)	(7,714)	—	(7,716)
Stock issued for settlement of obligation	—	—	25,040	—	368	—	368
Exercise of stock warrants	—	—	30,000	—	188	—	188

Balance December 31, 2005	—	—	43,427,550	43	77,176	(74,637)	2,582
Net loss	—	—	—	—	—	(5,322)	(5,322)
Equity-based compensation	—	—	—	—	1,395	—	1,395
Common stock repurchased	—	—	(655,000)	—	(3,133)	—	(3,133)
Stock issued for settlement of obligation	—	—	14,960	—	220	—	220
Exercise of stock warrants	—	—	5,250,000	5	5,245	—	5,250

Balance December 31, 2006	—	—	48,037,510	48	80,903	(79,959)	992
Net income	—	—	—	—	—	6,206	6,206
Equity-based compensation	—	—	—	—	3,649	—	3,649

Balance December 31, 2007	—	$—	48,037,510	$48	$84,552	$(73,753)	$10,847

The accompanying notes are an integral part of these consolidated financial statements.

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

(In thousands)

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$6,206	$(5,322)	$(28,140)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	637	643	616
Amortization of deferred financing costs	88	41	23
Deferred income tax expense (benefit)	15,501	1,058	(20,264)
Gain on sale of fixed assets	—	(94)	—
Minority interest in consolidated subsidiary	153	82	122
Equity-based compensation	3,649	1,615	20,926
Changes in assets and liabilities:
Increase in restricted cash	—	(35,200)	—
Accounts receivable	12,943	2,957	6,381
Income tax receivables	(20,285)	—	—
Accounts receivable from insurers	—	12,875	(12,875)
Inventories	(11,340)	(5,385)	11,406
Prepaid expenses and other current assets	(912)	(784)	(323)
Deposits and other assets	16	7	202
Accounts payable	814	2,229	1,862
Income taxes payable	(5,905)	(636)	1,609
Employment tax withholding obligation	(2,307)	4,407	2,358
Reserve for class action settlement	—	—	39,372
Vest replacement program obligation	(5,527)	(3,658)	9,712
Accrued expenses and other current liabilities	(4,528)	4,178	(281)
Unrecognized tax benefit	11,134	—	—
Other liabilities	(327)	(632)	829

Net cash provided by (used in) operating activities	10	(21,619)	33,535

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	38	572	—
Purchases of property and equipment	(4,817)	(458)	(733)

Net cash used in investing activities	(4,779)	114	(733)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(3,024)	5,531	—
Dividends paid on preferred stock (related party)	—	—	(345)
Redemption of convertible preferred stock	—	—	(3,000)
Net proceeds from revolving line of credit	7,829	8,425	—
Repayment of notes payable—bank	—	(15,000)	(21,144)
Issuance of contingently redeemable common stock (related party)	—	19,326	—
Repurchase of common stock	—	(3,133)	(7,716)
Net proceeds from exercise of stock warrants	—	5,250	188

Net cash provided by (used in) financing activities	4,805	20,399	(32,017)

Net increase (decrease) in cash and cash equivalents	36	(1,106)	785
Cash and cash equivalents at beginning of year	177	1,283	498

Cash and cash equivalents at end of year	$213	$177	$1,283

Supplemental cash flow information:

Cash payments for interest	$703	$1,905	$1,775

Cash payments for income taxes	$4,224	$—	$18,361

The accompanying notes are an integral part of these consolidated financial statements.

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 1.	BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Point Blank Solutions, Inc. and its subsidiaries (the “Company”), all of which are wholly-owned (except for a 0.65% minority interest in a subsidiary, Point Blank Body Armor, Inc.). The Company’s operating subsidiaries are engaged in the domestic manufacture and marketing of protective body armor and health related sports braces and related equipment. All significant inter-company balances and transactions have been eliminated in consolidation.

Name Change

On October 1, 2007, the Company changed its name from DHB Industries, Inc. to Point Blank Solutions, Inc., pursuant to a merger of a wholly-owned subsidiary of the Company with and into DHB Industries, Inc.

Business Description

The Company is a leading manufacturer and provider of bullet- and projectile-resistant garments, fragmentation protective vests, slash and stab protective armor, and related ballistic accessories, which are used domestically and internationally by military, law enforcement, security and corrections personnel, as well as by government agencies. In addition, the Company manufactures and distributes health apparel and equipment, including a variety of knee, ankle, elbow, wrist, back supports and braces that assist serious athletes, weekend sports enthusiasts and general consumers in their respective sports and everyday activities. The Company has manufacturing facilities in Pompano Beach, Deerfield Beach and Oakland Park, Florida, and Jacksboro, Tennessee.

Segments

The Company operates in one segment and therefore does not provide additional disclosure relating to reporting segments.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during each reporting period. Actual results could differ materially from those estimates and the differences could be material. Critical estimates made by the Company include, but are not limited to, the liability for the Zylon vest replacement program, equity-based compensation expense, the liability for payroll taxes, the provision for income taxes, the cost of litigation in connection with the reserve for class actions and shareholder derivative lawsuits and the provision for excess and obsolete inventory.

Revenue Recognition

The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery of the product has occurred, the price for the goods is fixed or determinable and collectibility is reasonably assured.

The Company enters into contracts with all of its customers. These contracts specify the material terms and conditions of each sale, including prices and delivery terms for each product sold.

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

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

Non-military contracts specify that customers may return products to the Company only if such products do not meet agreed upon specifications. Ballistics apparel products sold to customers besides the U.S. military for use in combat comply with NIJ standards, and are subjected to internal and external quality control procedures. Because of these internal and external quality control procedures, warranty returns of products sold to law enforcement agencies and to distributors are minimal.

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

The Company does not offer any general rights of return, express or implied, associated with any of its military sales or its sports medicine and health support sales. Ballistic resistant apparel and other accessories sold to non-military customers have a 30-day right of return. At the time of sale, the sales transactions meet the conditions of FASB Statement No. 48, “Revenue Recognition When Right of Return Exists,” and revenue is recognized at the time of sale.

All Company contracts specify that products will be shipped FOB shipping point or FOB destination. Shipments to the U.S. military are made FOB shipping point. The other shipments are either FOB shipping point or FOB destination. The Company recognizes revenue military sales and for those non-military sales shipped FOB shipping point when the related products are shipped. The Company defers revenue recognition for those sales that are shipped FOB destination until the related goods are received at the customers’ designated receiving locations.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents and trade accounts receivable. The Company maintains its cash and cash equivalents with what it believes to be high quality financial institutions. Amounts held in individual financial institutions may exceed federally insured amounts.

Cash and Cash Equivalents

All short-term, highly liquid investments with original maturities of 90 days or less are considered cash equivalents.

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

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

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

Inventories

The Company values inventories, which consist of finished goods, work in process and raw materials, at the lower of cost, using specific identification for ballistic raw materials and using the first-in, first-out method, or market. A provision for potential non-saleable inventory due to excess stock or obsolescence is based upon a detailed review of inventory components, past history and expected future usage.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Major additions, improvements and renewals, which substantially increase the useful lives of assets, are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. Depreciation is calculated primarily on the straight-line method over the estimated life of the asset. Leasehold improvements are amortized over the shorter of the estimated life of the asset or the term of the related lease.

Fair Values of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying values of cash, accounts receivable, accounts payable and long-term debt approximate their fair values. The fair value of the Company’s long-term debt was estimated based on the current rates offered to the Company for debt with the same remaining terms and maturities. The fair value of the Company’s debt approximates its book value. The Company’s contingently redeemable common stock was estimated based upon (1) the number of shares contingently redeemable (see Note 9. Commitments and Contingencies) multiplied by the price per share as of December 31, 2007 and (2) the potentially refundable share price (see Note 9. Commitments and Contingencies). The fair value of the Company’s contingently redeemable common stock at December 31, 2007, was approximately $15,476.

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

Income Taxes

The Company uses the asset and liability approach to account for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

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

Research and Development Expenses

Research and development expenses are included in selling, general and administrative expenses as incurred, and for the years ended December 31, 2007, 2006 and 2005, were $1,878, $1,687, and $1,707 respectively.

Advertising Expenses

The cost of advertising is expensed as incurred. The Company’s advertising expense was $475, $567 and $408, for the years ended December 31, 2007, 2006 and 2005, respectively.

Minority interest

The Company’s minority interest on the consolidated balance sheet reflects the 0.65% minority interest in Point Blank Body Armor, Inc. at December 31, 2007 and 2006.

Income (Loss) Per Share

For all periods presented, basic earnings per share is computed by dividing net income (loss), as adjusted for preferred dividends, by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding compounding the effects of all potentially dilutive common stock equivalents, principally warrants, using the treasury stock method except in cases where the effect would be anti-dilutive.

During 2007 and 2006, the Company has presented earnings per share using the two-class method. This is because the Company has outstanding contingently redeemable common shares that would participate in any dividend distributions, to the extent that the Company declared any dividends.

Stock-Based Compensation

The per share weighted average fair value of stock warrants granted during the years ended December 31, 2007, 2006 and 2005 was $3.10, $1.30 and $6.72, respectively. The fair value of these warrants was determined as of the date of grant using the Black-Scholes warrant pricing model with the following assumptions:

	Grants Issued During
	2007	2006	2005
Risk free interest rate	4.8%	5.1%	3.7%
Expected volatility of common stock	82.2%	90.5%	80.1%
Dividend yield	0%	0%	0%
Expected term (in years)	5.0 years	0.7 years	5.0 years

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

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

Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset or asset group from the expected pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets. No impairment losses for long-lived assets have been recognized during each of the three years in the period ended December 31, 2007.

New Accounting Standards Implemented

In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. A tax position that meets the “more-likely-than-not” criterion shall be measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. FIN 48 applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes.” FIN 48 is effective for fiscal years beginning after December 15, 2006. Upon adoption, the Company will adjust its financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any adjustment will be recorded directly to the beginning retained earnings balance in the period of adoption and reported as a change in accounting principle. The adoption of FIN 48 is reflected in the 2007 financial statements.

New Accounting Standards Not Yet Adopted

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

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including as amendment of FASB Statement No. 115” (“SAFS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Management does not expect the adoption of SFAS 159 to have a material effect on the Company’s financial position or results of operations.

In December, 2007, the FASB issued SFAS 141R, “Business Combinations” (“SFAS 141R”) which requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R requires, among other

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

things, that in a business combination achieved through stages (sometimes referred to as a “step acquisition”) that the acquirer recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with this Statement).

SFAS 141R also requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual, which in most types of business combinations will result in measuring goodwill as the excess of the consideration transferred plus the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect that the adoption of SFAS 141R will have a material impact on our financial statements.

In December, 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). This Statement changes the way the consolidated income statement is presented. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. Currently, net income attributable to the non-controlling interest generally is reported as an expense or other deduction in arriving at consolidated net income. It also is often presented in combination with other financial statement amounts. SFAS 160 results in more transparent reporting of the net income attributable to the non-controlling interest. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not believe that SFAS 160 will have a material impact on its financial statements.

Note 2.	RESTRICTED CASH

Restricted cash as of December 31, 2007 and 2006, is comprised of amounts in escrow of $35,200. These escrowed funds are restricted as to use and may only be used for the settlement of the Company’s securities class action and related shareholder derivative action as described in Note 9. Commitments and Contingencies. This escrow balance and the related reserve for liability associated with this litigation are both included as components of working capital.

Note 3.	INVENTORIES AND COST OF GOODS SOLD

The components of inventories as of December 31, 2007 and 2006 are as follows:

	December 31,
	2007	2006
Raw materials	$26,414	$18,963
Work in process	8,409	5,733
Finished goods	8,727	7,514

	$43,550	$32,210

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

The components of cost of goods sold for each of the three years in the period ended December 31, are as follows:

	For the year ended December 31,
	2007	2006	2005
Manufactured cost of goods sold	$257,989	$192,720	$255,918
Impairment of inventory	4,812	3,434	7,558
Provision for vest replacement program	(3,512)	—	19,177

Cost of goods sold	$259,289	$196,154	$282,653

The impairment of inventory represents the charge to cost of goods sold for each of the periods presented for valuing obsolete or excess inventory at its market value. Charges for impairment of inventory in 2005 in part reflect the charge relating to the cost of Zylon raw material on hand at the time the material Zylon became non-saleable.

The provision for the vest replacement program charged to cost of goods sold in 2005 represents the estimated cost of replacing certain vests, containing the material Zylon pursuant to a non-cash settlement of a class action against the Company and other companies in the industry. The Company agreed to participate in a voluntary vest replacement program with the cost of that program charged to cost of goods sold in 2005. The Company initially estimated the vest replacement program obligation based on several factors, including the number of vests that were expected to be exchanged, the costs of such replacement vests, accommodations expected to be offered to customers and other associated costs. During the course of the implementation of the vest replacement program, the Company continued to evaluate the methodology and process applied to estimate this obligation. Based on the cumulative experience developed and changes in future expected activity, the Company revised its estimate of the vest replacement program obligation during the fourth quarter of 2007, resulting in an adjustment of $3.5 million, which was included as a reduction of cost of sales.

Note 4.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,		Estimated useful life
	2007	2006
Machinery and equipment	$2,610	$2,147	5-10 years
Furniture, fixtures and computer equipment	5,436	1,236	3-7 years
Transportation equipment	50	50	3-5 years
Leasehold improvements	1,054	983	3-10 years or term of lease

	9,150	4,416
Less accumulated depreciation and amortization	(3,183)	(2,591)

	$5,967	$1,825

Depreciation and amortization expense for the years ended December 31, 2007, 2006 and 2005, were approximately $637, $643 and $616, respectively.

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 5.	REVOLVING LINE OF CREDIT

On April 3, 2007, the Company entered into an Amended and Restated Loan and Security Agreement (the “Amended Agreement”) with the lender. The Amended Agreement is guaranteed by the Company and provides for a three-year, $35,000 revolving credit facility (extendable for twelve-month periods at the agent’s or requisite lender’s option) available to the Company’s subsidiaries, jointly and severally, bearing interest at the prime rate established by LaSalle National Bank Association plus 0.25% or, at our option, LIBOR plus 2.25%. Borrowings are available in the form of advances or letters of credit granted or issued against a percentage of the Company’s subsidiaries’ eligible accounts receivable and eligible inventory. The Amended Agreement also includes financial covenants related to minimum sales and maximum capital expenditures, and further provides that on or prior to December 31, 2007, or if the Company maintains an available balance of $15,000 under the Amended Agreement for each day between October 1, 2007, and June 29, 2008, then as late as June 29, 2008, the Company will agree to additional financial covenants including: (i) a senior leverage ratio; (ii) a total leverage ratio; (iii) a minimum tangible net worth; (iv) a fixed charge coverage ratio; and (v) minimum consolidated earnings before interest, taxes, depreciation and amortization. The revolving credit line is secured by substantially all of the Company’s assets.

The fair value of balances outstanding under the Company’s credit agreement approximated book value at December 31, 2007, 2006, and 2005, respectively.

Financing costs associated with the credit agreement are capitalized and amortized over the term of the financing as extended by subsequent amendments using a method that approximates the effective interest method. Amortization expense was $88, $41 and $23 during the years ended December 31, 2007, 2006, and 2005, respectively.

Note 6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following as of December 31,

	2007	2006
Commissions	$237	$322
Customer deposits	—	68
Accrued payroll and related	3,513	3,713
Vendor invoices not yet received	3,870	4,726
Other	764	4,083

	$8,384	$12,912

Note 7.	STOCKHOLDERS’ EQUITY

Convertible Preferred Stock

The Company is authorized to issue 5,000,000 shares of Series A 12% Convertible Preferred Stock (“A Preferred Stock”). The A Preferred Stock had a dividend rate of $0.72 per share per annum and may be converted, on a one to one basis, at the option of the holder, into shares of common stock. The shares of A Preferred Stock were redeemable at the option of the Company on December 15th of each year at $6.00 per share. On January 14, 2002, the principal stockholder (the Company’s former Chairman and CEO) exchanged $3,000 of the indebtedness due him for 500,000 shares of A Preferred Stock. Until its redemption on December 15, 2005, the Company paid cash dividends on the A Preferred Stock each quarter at a rate of $0.18 per share (the equivalent of $0.72 per share per annum).

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Common Stock

The Company has 100,000,000 shares authorized of its $0.001 par value common stock. No dividends have been paid on common stock during the last four fiscal years. During 2006 and 2005, respectively, 655,000 and 1,930,700 shares of common stock were bought back by the Company in the open market.

On July 31, 2006, the Company issued 3,007,099 shares of common stock in a private placement transaction where the former Chairman and CEO purchased the shares for $4.93 per share under the terms of the Memorandum of Understanding. Due to the fact that the shares are subject to a put if the proposed settlement is not approved by the court, the proceeds of this issuance are classified outside of permanent equity until the contingency is resolved (see Note 9. Commitments and Contingencies). The fair value of these contingently redeemable shares at December 31, 2007, is approximately $15,476. In addition, during 2006 and 2005, a total of 40,000 shares of common stock were issued in settlement of other obligations, and the value of the shares recorded was determined by the carrying amounts of these other obligations.

Exercise of Stock Warrants and Options

In March and July 2006, the former chairman and CEO exercised certain stock warrants granted to him in connection with the extension of his employment agreement in July 2005. In March 2006, he exercised 1,500,000 warrants with an exercise price of $1.00 per share pursuant to a mandatory exercise provision contained in the warrant agreement. On July 1, 2006, he elected to exercise an additional 750,000 warrants with an exercise price of $1.00 per share. On July 31, 2006, he agreed to exercise 3,000,000 additional warrants at a modified exercise price of $2.50 per share in connection with the Memorandum of Understanding executed to memorialize the agreement between the Company and the former Chairman and CEO regarding the funding of certain obligations under a proposed settlement of a securities class action (see Note 9. Commitments and Contingencies). Due to the fact, $1.50 per share of the exercise price is potentially refundable if the proposed settlement is not approved by the court, and $4,500 of the exercise price has been classified outside permanent equity until such time as the matter is resolved.

During 2005, 30,000 warrants were exercised for a total proceeds of $188 resulting in the issuance of 30,000 common shares.

Income (Loss) Per Share

Basic and diluted loss per common share calculations are based on the weighted average number of common shares outstanding during each period: 44,884,474 and 45,156,950 shares for the years ended December 31, 2006 and 2005, respectively. For the year ended December 31, 2007, 48,037,510 shares were used to calculate basic earnings per share, while 48,409,159 shares were used to calculate fully diluted earnings per share.

For the years ended December 31, 2006 and 2005, the Company’s stock warrants outstanding are anti-dilutive with respect to the calculation of fully diluted loss per share. Consequently, the effect of these warrants is not included in the calculation of fully diluted loss per share for those years.

Additionally, for the year ended December 31, 2005, the Company’s convertible preferred stock outstanding is anti-dilutive with respect to the calculation of fully diluted loss per share. Consequently, the effect of the preferred stock is not included in the calculation of fully diluted loss per share.

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

The computations for basic and diluted loss per share are as follows:

	Year ended December 31,
	2007	2006	2005
Common Shareholders
Net income (loss)	$6,206	$(5,322)	$(28,140)
Less: Dividends on preferred stock	—	—	345

Net income (loss) available to common shareholders	$6,206	$(5,322)	$(28,485)

Net income (loss) attributable to contingently redeemable common shares	366	—

Net income (loss) attributable to common shares	$5,840	$(5,322)

Weighted-average shares	48,037,510	44,884,474	45,156,950
Common stock equivalents—warrants	371,649	—	—

Weighted-average shares and common stock equivalents	48,409,159	44,884,474	45,156,950

Basic income (loss) per common share	$0.12	$(0.12)	$(0.63)

Diluted income (loss) per common share	$0.12	$(0.12)	$(0.63)

Contingently redeemable common shares
Net income (loss) attributed to contingently redeemable common shares	$366	$—

Divided by weighted-average shares	3,007,099	1,252,958

Basic and diluted loss per common share	$0.12	$—

Warrants to Purchase Stock

Pursuant to the Company’s 2005 Omnibus Equity Incentive Plan, the Compensation Committee is authorized to award options or warrants to purchase up to a total of 2,500,000 shares of the Company’s common stock to the officers, directors, employees, consultants and other persons who provide services to the Company or any of its affiliates. Pursuant to the Company’s 2007 Omnibus Equity Incentive Plan, the Compensation Committee is authorized to award options or warrants to purchase up to a total of 1,250,000 shares of the Company’s common stock to selected officers, employees, consultants and other persons who provide services to the Company. Prior to 2005, awards were made under the Company’s 1995 Stock Option Plan, which plan expired ten years from its inception.

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

A summary of the status of the Company’s warrants is presented in the table below:

	For the Years Ended December 31,
	2007		2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Warrants outstanding—beginning of the year	2,597,204	$4.32	7,000,333	$2.10	670,333	$4.27
Granted	1,595,000	4.25	1,445,204	2.69	7,510,000	2.78
Exercised	—		(5,250,000)	1.86	(30,000)	6.26
Cancelled/expired	(240,000)	2.82	(598,333)	3.63	(1,150,000)	7.68

Warrants outstanding—end of the year	3,952,204	4.38	2,597,204	4.32	7,000,333	2.10

Warrants exercisable—end of the year	1,790,704	$4.50	1,198,204	$4.50	2,574,333	$2.42

The intrinsic value of warrants outstanding at December 31, 2007, vested and unvested, was $823 and $450, respectively.

The following table summarizes information regarding warrants outstanding at December 31, 2007.

Exercise Price Range	Number of Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$2.01 – $2.50	290,204	3.71	$2.24	290,204	$2.24
$2.51 – $3.00	870,000	5.60	2.74	444,000	2.76
$3.01 and above	2,792,000	7.42	5.12	1,056,500	5.56

Total	3,952,204	6.74	$4.38	1,790,704	$4.33

As of December 31, 2007, there was approximately $3,688 of unrecognized compensation cost related to unvested warrants. This cost is expected to be recognized over a weighted average period of approximately 1.4 years.

The Company recorded equity-based compensation expense on its warrants related to SFAS 123R of approximately $3,649, $1,395 and $20,558, during fiscal 2007, 2006 and 2005, respectively. Stock-based compensation expense is included in general and administrative expenses.

The intrinsic value of options and warrants exercised during fiscal 2007, 2006 and 2005 was approximately $0, $7,005 and $231, respectively.

The total fair value of shares vested in fiscal 2007, 2006 and 2005 was approximately $1,570, $8,825 and $13,298, respectively.

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Deferred Stock Awards

A total of 214,251 deferred stock awards were issued to non-employee members of the Company’s Board of Directors (the “Board”) during 2007. These awards were made pursuant to the Company’s 2005 Omnibus Equity Incentive Plan described above. Deferred stock awards were for both an annual retainer for 2007 and for a long term incentive portion earned over a three year period with the cost of that portion amortized over that three year period. Compensation expense recorded in 2007 for these two components was $303.

Stockholder Rights Plan

On October 6, 2006, the Board declared a dividend of one preferred share purchase right for each outstanding share of common stock, par value $0.001 per share, of the Company. The dividend distribution was paid on October 10, 2006 to stockholders of record at the close of business on that date. Each right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series B Junior Participating Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”) of the Company at a price of $15.00 per one one-thousandth of a share of preferred stock (the “Series B Purchase Price”), subject to adjustment. The description and terms of the rights are set forth in a rights agreement, dated October 6, 2006, as the same may be amended from time to time (the “Rights Agreement”), between the Company and its stock transfer agent, as rights agent.

Until the earlier to occur of (i) the close of business on the tenth business day following the date of public announcement, or the date on which the Company first has notice or determines that a person or group of affiliated or associated persons (other than the Company, any subsidiary of the Company or any employee benefit plan of the Company, or certain “Grandfathered Persons” as defined below) has acquired, or obtained the right to acquire, 15% or more of the outstanding shares of the Company’s voting stock without the Company’s prior written consent executed on the Company’s behalf by a duly authorized officer following express approval by action of at least a majority of the members of the Board then in office (the “Stock Acquisition Date”) or (ii) the close of business on the tenth business day (or such later date as may be determined by action of the Board, but not later than the Stock Acquisition Date) following the commencement of a tender offer or exchange offer, without our prior written consent, by a person (other than the Company, any subsidiary of the Company or an employee benefit plan of the Company) which, upon consummation, would result in such party’s control of 15% or more of our voting stock, (the earlier of the dates in clause (i) or (ii) above shall be referred to as the “Distribution Date,”) the rights will be evidenced, with respect to any common stock certificate outstanding as of the record date, by such common stock certificate. For purposes of the Rights Agreement, a Grandfathered Person is a person who, as of the close of business on October 10, 2006, together with all affiliates and associates, was the beneficial owner of more than 15% of the outstanding shares of the Company’s voting stock; provided, that such person together with all affiliates and associates does not increase its or their percentage ownership of the outstanding shares of the Company’s voting stock by more than one (1) percentage point without the Company’s prior written consent.

The Rights Agreement provides that, until the Distribution Date (or earlier redemption, exchange or expiration of the rights), the rights will be transferred with and only with our common stock. New common stock certificates issued after the Record Date upon transfer or new issuances of common stock will contain notations incorporating the Rights Agreement by reference. Until the Distribution Date (or earlier redemption, exchange or expiration of the rights), the surrender for transfer of any certificate for shares of common stock outstanding as of the Record Date, even without such notations or a copy of this summary of rights, will also constitute the transfer of the rights associated with the common stock represented by such certificate. As soon as practicable following the Distribution Date, separate certificates evidencing the rights (the “Rights Certificates”) will be mailed to

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

holders of record of the common stock as of the close of business on the Distribution Date, and such Rights Certificates alone will then evidence the rights.

The rights are not exercisable until the Distribution Date. The rights will expire, if not previously exercised, on October 10, 2016 (the “Final Expiration Date”), unless the Final Expiration Date is extended or unless the rights are earlier redeemed or exchanged by the Company.

The Series B Purchase Price payable, the number of shares of Series B Preferred Stock or other securities or property issuable upon exercise of the rights are subject to adjustment from time to time to prevent dilution (i) in the event of a stock dividend on, or subdivision, combination or reclassification of, the Series B Preferred Stock, (ii) upon the grant to holders of the Series B Preferred Stock of certain rights or warrants to subscribe for or purchase Series B Preferred Stock at a price, or securities convertible into Series B Preferred Stock with a conversion price, less than the then-current market price of the Series B Preferred Stock or (iii) upon the distribution to holders of the Series B Preferred Stock of evidence of indebtedness or assets (excluding regular periodic cash dividends or dividends payable in Series B Preferred Stock) or of subscription rights or warrants (other than those described above).

The number of outstanding rights and the number of one one-thousandths of a share of Series B Preferred Stock issuable upon exercise of each right are also subject to adjustment in the event of a stock split of common stock or a stock dividend on common stock payable in shares of common stock or subdivisions, consolidations or combinations of common stock occurring, in any such case, prior to the Distribution Date.

Shares of Series B Preferred Stock purchasable upon exercise of the rights will not be redeemable and will be junior to any other series of preferred stock the Company may issue (unless otherwise provided in the terms of such stock). Each share of Series B Preferred Stock will have a preferential dividend in an amount equal to 1,000 times any dividend declared on each share of common stock. In the event of liquidation, the holders of the Series B Preferred Stock will receive a preferred liquidation payment of equal to the greater of $1,000 or 1,000 times the payment made per share of common stock. Each share of Series B Preferred Stock will have 1,000 votes, voting together with the common stock. In the event of any merger, consolidation or other transaction in which shares of common stock are converted on exchanged, each share of Series B Preferred Stock will be entitled to receive 1,000 times the amount of the consideration, in the same type of consideration, received per share of common stock. The rights of the Series B Preferred Stock as to dividends, liquidation and voting, and in the event of mergers and consolidations, are protected by customary anti-dilution provisions.

If any person or group (other than the Company, any subsidiary of the Company or any employee benefit plan of the Company or certain Grandfathered Persons) acquires 15% or more of the Company’s outstanding voting stock without the prior written consent of the Board, each right, except those held by such persons, would entitle each holder of a right to acquire such number of shares of the Company’s common stock as shall equal the result obtained by multiplying the then current purchase price by the number of one one-thousandth of a share of Series B Preferred Stock for which each right is then exercisable, and dividing that product by 50% of the then current per share market price of the Company’s common stock.

If any person or group (other than the Company, any subsidiary of the Company or any employee benefit plan of the Company or certain Grandfathered Persons) acquires more than 15% but less than 50% of the Company’s outstanding common stock without the prior written consent of the Board, then each right, except those held by such persons, may be exchanged by the Board for one-half of a share of common stock. The exercise of the rights is also subject to suspension under certain circumstances to enable us to register the shares being issued upon exercise under the Securities Act. The Company is not currently able to file a registration statement as it is not in compliance with its periodic filing requirements under SEC rules and regulations.

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

If the Company is acquired in a merger or other business combination transaction whereby the Company is not the surviving corporation, or whereby the common stock is exchanged or changed, or 50% or more of the Company’s assets or earning power is sold in one or several transactions without the prior written consent of the Board, then each right would entitle the holders thereof (except for the acquiring person) to receive such number of shares of the acquiring company’s common stock as shall be equal to the results obtained by multiplying the then current purchase price of the common stock by the number of one one-thousandths of a share of Series B Preferred Stock for which a right is then exercisable, and dividing that product by 50% of the then current market price per share of the common stock of the acquiring company on the date of such merger or other business combination transaction.

Effective as of October 12, 2006, the Company filed a Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock with the Secretary of the State of Delaware. The Board authorized the filing of this certificate at a meeting of the Board pursuant to the designation and reservation of 70,000 shares of the Company’s preferred stock as Series B Junior Participating Preferred Stock in connection with the Rights Agreement.

Note 8.	RELATED PARTY TRANSACTIONS

David H. Brooks

During 2006 and 2005, the Company entered into various transactions with David H. Brooks and entities affiliated with Mr. Brooks or individuals related to Mr. Brooks. From 1992 until July 7, 2006, Mr. Brooks was the Chairman or Co-Chairman of the Board and from 2000 until July 31, 2006, he was the Company’s Chief Executive Officer. Based on information filed with the SEC on November 30, 2006, Mr. Brooks, together with Ms. Terry Brooks, his then current wife, own approximately 29% of the common stock of the Company.

Tactical Armor Products, Inc.

During 2006 and 2005, Tactical Armor Products, Inc. (“TAP”) provided certain manufacturing and assembly services to the Company. In particular, TAP assembled hard armor plates, manufactured yoke and collar assemblies in the Company’s ballistic apparel and sewed other protective components into the apparel. TAP ceased providing these services in July 2006.

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

During the relevant periods, TAP was owned by Ms. Brooks. Purchases from TAP totaled $2,323 and $15,708 during the years ending December 31, 2006 and 2005, respectively.

In addition, the Company made bonus payments to certain TAP employees totaling approximately $2 during the year ended December 31, 2005. The Company did not make any such bonus payments during 2006.

TAP sub-leased a portion of the Company’s facility in Tennessee from 2001 until July 2006. TAP paid the Company $9 and $40, for rent during the years ended December 31, 2006 and 2005, respectively.

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Vianel Corporation

The Company agreed to reimburse Mr. Brooks for his Florida residence, pursuant to the terms of his employment agreement. During the years ended December 31, 2006 and 2005, the Company paid Vianel Corporation (“Vianel”) $175 and $132, respectively, for reimbursements of Mr. Brooks’ Florida residence. Vianel was indirectly owned by Mr. Brooks.

RSJ Industries

The Company agreed to reimburse Mr. Brooks for air travel expenses, pursuant to authorization by the Board. During the year ended December 31, 2005, the Company paid RSJ Industries (“RSJ”) $227 for certain air travel expenses relating to Mr. Brook’s use of the airplane owned by RSJ. RSJ was indirectly owned by Mr. Brooks.

Debt Transactions

During 2005, Mr. Brooks provided credit availability to the Company in its unsuccessful efforts to acquire an unrelated entity. The Company paid Mr. Brooks interest totaling $117 during the year ended December 31, 2005, for such availability.

Convertible Preferred Stock

On January 14, 2002, the Company issued Mr. Brooks 500,000 shares of Series A, 12% Convertible Preferred Stock (“A Preferred Stock”) in exchange for $3,000 of outstanding indebtedness incurred by the Company in 1996. The A Preferred Stock had a dividend rate of $0.72 per share per annum, an amount equal to the interest that would have been payable on the exchanged indebtedness. The Company paid Mr. Brooks dividends totaling $345 on the A Preferred Stock during the year ended December 31, 2005. The A Preferred Stock was redeemed in December 2005 for $3,000.

Warrant Exercise and Securities Purchase Agreements

On July 13, 2006, the Company signed the Memorandum of Understanding to settle a securities class action, as well as another shareholder derivative action brought about by a certain shareholder. As part of this settlement, the Company obtained $7,500 from the proceeds of the exercise of 3,000,000 warrants held by Mr. Brooks at an exercise price of $2.50 per share. This warrant was granted to Mr. Brooks pursuant to a warrant agreement, dated July 1, 2005 (the “Warrant Agreement”), which originally provided for an exercise price of $1.00 per share and for the vesting and exercise of 750,000 shares of the Company’s common stock on each of July 1, 2007, 2008, 2009 and 2010. As part of the settlement, and pursuant to a new warrant exercise agreement described below between the Company and Mr. Brooks, the warrants from the Warrant Agreement were accelerated and the exercise price was increased to $2.50 per share. If the settlement is not approved, the Company is required to pay Mr. Brooks $4,500 from the settlement funds being held in escrow, which is the difference between the warrant exercise price of $1.00 per share set forth in the Warrant Agreement and the increased exercise price of $2.50 per share, multiplied by the 3,000,000 shares involved. Pursuant to the Memorandum of Understanding, the remaining $14,800 of the amount the Company paid for the settlement was funded by Mr. Brooks through a purchase in a private placement transaction of 3,007,099 shares of the Company’s common stock at $4.93 per share. In the event the settlement is not approved, Mr. Brooks has the right to sell some or all of these shares back to the Company in exchange for the amount that he paid for such shares.

For a more complete discussion of the settlement and the warrant exercise agreement, please refer to Note 9. Commitments and Contingencies.

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Other

The Company made payments to a condominium association in Boca Raton, Florida on behalf of Mr. Jeffrey Brooks, a brother of Mr. Brooks, totaling $22 during the year ended December 31, 2005. Those payments are included in selling, general and administrative expenses in the accompanying consolidated financial statements for that year.

During 2005, the Company purchased $20 in gift certificates from a restaurant owned by Mr. Jeffrey Brooks, which is included in selling, general and administrative expenses in the accompanying consolidated financial statements for the year ended December 31, 2005.

The Company employed an uncle of Mr. Brooks during 2005 and through July 18, 2006, at which time the employment arrangement between the Company and that individual terminated. Amounts paid to Mr. Brooks’s uncle totaled $11 and $19 during the years ended December 31, 2006 and 2005, respectively.

The Company paid bonuses to individuals affiliated with Mr. Brooks totaling $10 during the year ended December 31, 2005. Those payments are included in selling, general and administrative expenses in the accompanying consolidated financial statements for the appropriate periods.

The Company made automobile lease payments on behalf of Mr. Brooks’s son totaling $3 during the year ended December 31, 2005. Those payments are included in selling, general and administrative expenses in the accompanying consolidated financial statements for the appropriate periods.

Sandra Hatfield

During 2006 and 2005, the Company paid $116 and $29 for legal services to Mr. Keith Hatfield, the son of Ms. Sandra L. Hatfield. From 2002 through August 11, 2005, Ms. Hatfield was the Company’s Chief Operating Officer (“COO”).

Dawn M. Schlegel

From 1999 until April 7, 2006, Ms. Dawn M. Schlegel was the Company’s Chief Financial Officer (“CFO”); she also served as a member of the Board of Directors from 2000 until April 7, 2006. Subsequent to her resignation on April 7, 2006, Ms. Schlegel provided consulting services through mid-May 2006, and was paid $22 during the year ended December 31, 2006, for those services.

Indemnifications

Pursuant to Delaware law and certain indemnification agreements entered into with Mr. Brooks, Ms. Schlegel and Ms. Hatfield, the Company advanced expenses and legal fees to each of Mr. Brooks, Ms. Schlegel and Ms. Hatfield. The following table summarizes the funds advanced for each of these former officers for each of the years ended December 31, 2006 and 2007.

	For the Years Ended December 31,
	2007	2006	Total
Mr. Brooks	$797	$5,894	$6,691
Ms. Schlegel	481	562	1,043
Ms. Hatfield	439	242	681

Total	$1,717	$6,698	$8,415

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Vehicles

During the period 2001 to 2006, the Company purchased six vehicles that were initially included on the Company’s fixed asset register that were operated by Mr. Brooks, Ms. Hatfield and Ms. Schlegel. The Company is not in possession of any of those vehicles as of December 31, 2007. The make, year and cost of the vehicles are:

Make	Year	Cost
Bentley Flying Spur	2006	$200
Mercedes CLK 500	2004	$63
Mercedes E 580	2003	$63
Armored Ford Excursion	2002	$192
Mercedes CLK 430	2001	$78
Mercedes 320	2001	$62

The 2001 Mercedes CLK 430 was traded to purchase the 2004 Mercedes CLK 500. The remaining cost of the 2004 Mercedes CLK 500 was $17.

Subsequent to December 31, 2007, the Company took title to the Mercedes 320.

Note 9.	COMMITMENTS AND CONTINGENCIES

Leases

The Company has non-cancelable operating leases, which expire through 2014. These leases generally require the Company to pay certain costs, such as real estate taxes.

As of December 31, 2007, future minimum lease commitments (excluding renewal options) under non-cancelable leases are approximately:

For the Year Ending December 31,
(In thousands)
2008	$2,202
2009	2,227
2010	2,270
2011	1,521
2012	1,420
Thereafter	1,464

$11,104

Rent expense on operating leases for the years ended December 31, 2007, 2006 and 2005 aggregated approximately $2,887, $2,806 and $2,591, respectively.

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Legal Proceedings

SEC Investigation

The Company is subject to investigations by the SEC and the U.S. Attorney’s Office for the Eastern District of New York. These investigations concern: (1) executive compensation issues involving Mr. Brooks, the Company’s former Chairman and CEO, Ms. Hatfield, the Company’s former COO, and Ms. Schlegel, the Company’s former CFO; (2) related party transactions with Mr. Brooks, his family members and entities controlled by him or his family members; (3) accounting errors and irregularities resulting in misstatements in our books and records and in our publicly filed financial statements; (4) material weaknesses in internal controls; and (5) income and payroll tax issues. These investigations stem from accounting irregularities and disclosure issues in the consolidated financial statements for the years ended December 31, 2004 and 2003, as well as in the quarterly financial reports for those years and for the first three quarters of 2005. As a result of the impact of these irregularities, the Company did not file a Form 10-K for the year ended December 31, 2005, nor did the Company file any interim reports on Form 10-Q for any of the quarters after September 30, 2005.

The Company filed a Form 10-K on October 1, 2007, which was amended on February 19, 2008, that included its consolidated financial statements and information for the years ended December 31, 2006, 2005, 2004 and 2003. Additionally, on October 9, 2007, the Company filed interim reports on Form 10-Q for the first and second quarters of 2007. The Company filed its interim report on Form 10-Q for the third quarter of 2007 on a timely basis.

On October 25, 2007, Mr. Brooks, the former Chairman and CEO, was indicted on charges of securities fraud, tax fraud and other crimes by a grand jury in the United States District Court for the Eastern District of New York. Ms. Hatfield, the former COO, was also charged in the same indictment. With respect to Ms. Hatfield, this indictment superseded an August 2006 indictment in which each of she and Ms. Schlegel had previously been charged. Also, on October 25, 2007, the SEC filed a civil complaint against Mr. Brooks alleging securities fraud and other violations of the securities laws.

The Company cannot predict either the timing of the completion of these lawsuits, charges and investigations or their outcomes and the effects of their outcomes, including any impact on the securities class action and shareholder derivative action described below.

Investigation by the Civil Division of the Department of Justice

In addition to the investigations described above, the Company is subject to an industry-wide investigation by the Civil Division of the U.S. Department of Justice into the manufacture and sale of body armor products containing Zylon, a ballistic yarn produced by an unrelated company. The Company is producing documents and witnesses for interviews in this investigation. The Company cannot predict the outcome of this investigation.

Securities Class Action and Shareholder Derivative Action

During the second and third quarters of 2005, a number of purported class action lawsuits were filed in the United States District Court for the Eastern District of New York against the Company and certain of its officers and directors. The actions were filed on behalf of purchasers of the Company’s publicly traded securities during the period from April 21, 2004 though August 29, 2005. The complaints, which were substantially similar to one another, alleged, among other things, that the Company’s public disclosures were false or misleading. The complaints alleged that the Company’s body armor products were defective and failed to meet the standards of

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

its customers, and that these alleged facts should have been publicly disclosed. The class action lawsuits were consolidated into a single class action lawsuit.

During the same time period, a number of derivative complaints were filed, also in the United States District Court for the Eastern District of New York, against certain of the Company’s officers and directors, and in certain cases against the Company’s former auditors. The complaints, which were substantially similar to one another, alleged, among other things, that the defendants breached their fiduciary duties and engaged in fraud, misrepresentation, misappropriation of corporate information, waste of corporate assets, abuse of control and unjust enrichment. The lawsuits were ultimately consolidated into a single shareholder derivative action.

On July 13, 2006, the Company signed a memorandum of understanding (the “Memorandum of Understanding”) to settle the class action and the derivative action. Under the Memorandum of Understanding, the class action would be settled, subject to court approval, for $34,900 in cash and 3,184,713 shares of our common stock. The derivative action also would be settled, subject to court approval, in consideration of the adoption of certain corporate governance provisions and the payment of $300 in legal fees and expenses to the lead counsel in the shareholder derivative action.

On July 31, 2006, the Company completed the funding of, and deposited into escrow, $22,300, which represented the Company’s portion of the cash settlement and which was funded by certain transactions entered into by the Company and Mr. Brooks. The Company’s directors’ and officers’ liability insurers funded the remaining portion of the cash settlement, $12,900, pursuant to buyouts of the policies. In addition to the cash portion, the settlement called for the issuance of 3,184,713 shares of common stock.

Of the settlement amounts funded on July 31, 2006, the Company obtained $7,500 from the proceeds of the exercise by Mr. Brooks of a warrant held by him to acquire 3,000,000 shares of our common stock at an exercise price of $2.50 per share. This warrant was granted to Mr. Brooks pursuant to a warrant agreement, dated July 1, 2005 (the “Warrant Agreement”), which originally provided for an exercise price of $1.00 per share and for the vesting and exercise of 750,000 shares of common stock on each of July 1, 2007, 2008, 2009 and 2010. As part of the settlement, and pursuant to a new warrant exercise agreement described below between the Company and Mr. Brooks, the warrants from the Warrant Agreement were accelerated and the exercise price was increased to $2.50 per share. If the settlement is not approved, the Company is required to pay Mr. Brooks $4,500 from the settlement funds being held in escrow, which is the difference between the warrant exercise price of $1.00 per share set forth in the Warrant Agreement and the increased exercise price of $2.50 per share, multiplied by the 3,000,000 shares involved. Pursuant to the Memorandum of Understanding, the remaining $14,800 of the amount the Company paid for the settlement was funded by Mr. Brooks through a purchase in a private placement transaction of 3,007,099 shares of our common stock at $4.93 per share. In the event the settlement is not approved, Mr. Brooks has the right to sell some or all of these shares back to the Company in exchange for the amount that he paid for such shares.

In order to complete the transactions contemplated in the Memorandum of Understanding, on July 31, 2006, the Company entered into the following agreements with the former Chairman and CEO:

•	a release agreement and contractual undertakings;

•	a securities purchase agreement;

•	a warrant exercise agreement; and

•	a registration rights agreement.

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Pursuant to the release agreement, Mr. Brooks resigned from his position as a member of the Board and from all other positions held by him in the Company or any of our subsidiaries or affiliates. These resignations were effective as of July 31, 2006. The release agreement contains mutual general releases between the Company and Mr. Brooks. If, however, the settlement is not approved by the court on the same material terms as referred to in the Memorandum of Understanding, or if the settlement otherwise does not become effective despite the reasonable best efforts of the parties, then these general releases shall become null and void. Additionally, Mr. Brooks agreed to pay all taxes attributable to personal income received by him from the Company, including any fines, penalties or back taxes incurred by us as a result of such income.

Pursuant to the terms of the securities purchase agreement, the Company sold 3,007,099 shares of common stock directly to Mr. Brooks at $4.93 per share. The Company received proceeds of $14,800 from this sale, which were used to partially fund the settlement described above.

Pursuant to the warrant exercise agreement, the Company permitted the former Chairman and CEO to exercise warrants to purchase 3,000,000 shares of common stock that would otherwise not have been exercisable except as units of 750,000 shares each until 2007, 2008, 2009 and 2010 respectively, and increased the exercise price of the warrants from $1.00 per share to $2.50 per share.

Pursuant to the registration rights agreement, the Company may register for resale under the Securities Act, the shares acquired by the former Chairman and CEO pursuant to the securities purchase agreement and warrant exercise agreement described above. The Company is not obligated to file a registration statement until after such time as the Company becomes current in its filing obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

The Company has agreed to use commercially reasonable efforts to file, and to maintain the effectiveness of, a registration statement related to both the 3,007,099 shares issued in the private placement transaction, as well as the 3,000,000 shares underlying the warrants exercised by Mr. Brooks. In particular, the Company has agreed to use its best efforts to file a registration statement within 30 days following the date upon which the Company becomes current with its reporting obligations under the Exchange Act and to have the registration statement declared effective by the SEC within 90 to 120 days thereafter. However, the Company is not subject to any specified monetary penalties or make whole payments if it is unable to meet these deadlines. Accordingly, the Company does not have a registration payment arrangement within the scope of Financial Accounting Standards Board (“FASB”) Staff Position EITF 00-19-2, and has not recorded any provisions for potential damages in the event that it is unable to comply with the aforementioned timing.

The Stipulation of Settlement, dated as of November 30, 2006, which contains the terms of the settlement initially outlined in the Memorandum of Understanding, was executed on behalf of the parties, and first submitted to the United States District Court for the Eastern District of New York for its approval on December 15, 2006.

In July 2007, the United States District Court for the Eastern District of New York granted the lead plaintiffs’ motion for preliminary approval of settlements of the securities class action and shareholder derivative action described above. The court scheduled a hearing for October 5, 2007, to consider and determine whether to grant final approval of the settlement.

On October 5, 2007, the court held a hearing to consider and determine whether to grant final approval of the settlements. The court took no action at the hearing, and indicated that it would issue a decision no sooner than 45 days after the hearing (or November 19, 2007) in order to allow the Commercial Litigation Division of

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

the U.S. Justice Department, which had been notified of the settlement, to determine if it wished to make an objection. On November 19, 2007, the Commercial Litigation Division requested leave to submit an objection to the settlement. After being granted leave by the court, the Commercial Litigation Division filed a brief in opposition. As of March 13, 2008, the court has not granted final approval of the settlement and the matter is still pending.

Actions Concerning Mr. Brooks’ Advancement and Related Issues

On December 10, 2007, Mr. Brooks commenced a summary proceeding in the Court of Chancery for the State of Delaware (the “Delaware Action”) seeking, among other things, an order from the court requiring the Company to pay Mr. Brooks’ legal expenses with respect to his defense in various proceedings, including: (i) the class and derivative actions pending in the United States District Court for the Eastern District of New York; (ii) an action brought by the Company against Mr. Brooks in the United States District Court for the Eastern District of New York seeking return of property and damages for breach of contract, conversion, and replevin (the “New York Action”); (iii) criminal proceedings before the same court; and (iv) an action brought by the SEC against Mr. Brooks pending in the United States District Court for the Southern District of Florida. Mr. Brooks alleges that, in violation of the Company’s obligations under the Company’s Certificate of Incorporation and By-Laws, the Company has refused to advance to him legal fees in the amount of $85, and that the Company is refusing to advance any future legal fees that may be incurred by him with respect to these actions. Mr. Brooks seeks a judgment from the court declaring that the Company is obligated to make advancements to him in each of these actions, an order from the court requiring that the Company comply with its obligations in a timely manner, and an award of fees incurred in enforcing his advancement rights. The Company has responded by interposing the affirmative defenses of unclean hands and his breach of the implied covenant of good faith and fair dealing on the grounds that Mr. Brooks has lost his right to advancement of his legal fees by virtue of his bad-faith transfers of assets outside of the United States. A hearing on Mr. Brooks’ claim, and the Company’s affirmative defenses, is scheduled for April 7, 2008. Six days prior to the commencement of the summary proceeding in Delaware, on December 4, 2007, the Company commenced the New York Action in the United States District Court for the Eastern District of New York against Mr. Brooks, in which the Company raised the same issues set forth in its affirmative defenses in the Delaware Action concerning whether Mr. Brooks is entitled to advancement, or whether he has lost his right to advancement due to his bad-faith transfers of assets outside of the United States. The New York Action has been stayed pursuant to the parties’ stipulation and court order.

Employment Tax Withholding Obligations

From 2003 through early 2006, the Company paid certain cash bonuses to management and other employees. Members of senior management during that time and other employees also exercised warrants to purchase shares of the Company’s common stock between 2003 and 2006 that had previously been granted to them. The payment of cash bonuses and exercise of warrants trigger tax withholding obligations by the Company related to the employees’ share of federal income tax, state income tax and Social Security charges on the compensation associated with the bonuses and warrants. The Company also had to remit to applicable taxing authorities the employer’s share of Social Security and other payroll related taxes.

The Company has determined that income and other payroll related taxes were not withheld and remitted by the Company to the taxing authorities when those bonuses were paid and, with one exception, when the warrants were exercised. The Company self-reported these apparent violations to the relevant taxing authorities, including the Internal Revenue Service.

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

As of December 31, 2007 and 2006, the Company has recognized Employment Tax Withholding Obligations, including applicable penalties related to this matter, totaling $34,176 and $36,483, respectively, in the accompanying consolidated balance sheets. The related income statement charges totaling $4,407 and $2,358 have been recorded in each of the years ended December 31, 2006 and 2005, respectively. During 2007, the statute of limitations for the 2003 Employment Tax Withholding Obligation expired and accordingly the charge and related liability originally recorded during 2003 (totaling $737) were reversed during 2007. During 2007, the Company also made payments of approximately $1.5 million, representing the employer’s portion of the related obligation.

The Company does not believe that it will be required to discharge the liability of former senior management personnel for income tax withholding obligations. Moreover, to the extent that the Company is required to discharge employee income tax withholding obligations for other current and former employees, management intends to seek recovery of those amounts from the affected employees. In July 2006, Mr. Brooks signed a Memorandum of Understanding with the Company in which he represented, warranted and covenanted that he has paid (or will pay) all taxes (including, without limitation, federal and state, Social Security, Medicare, FICA or other withholding taxes or similar amounts) attributable to personal income received by him from the Company, including any fines, penalties or back taxes incurred by the Company solely as a result of personal income paid to him. The Company intends to pursue recovery from Mr. Brooks for any of the foregoing amounts ultimately due and payable by the Company to the taxing authorities. At December 31, 2007, the income tax withholding obligations that may be recoverable from former executive officers were $32,827.

Vest Replacement Program Obligation

In 2005, the Company incurred a cost of $19,200 associated with increasing reserves to cover potential liability in connection with class action lawsuits filed against certain of our subsidiaries, as well as other companies in the body armor industry, relating to allegations of defective body armor products containing Zylon, a ballistic yarn produced by an unrelated company. The class action lawsuits against the Company and our subsidiaries were settled without monetary damages, whereby the Company agreed to participate in a voluntary vest exchange program. The Company initially estimated the vest replacement program obligation based on several factors, including the number of vests that were expected to be exchanged, the costs of such replacement vests, accommodations expected to be offered to customers and other associated costs. During the course of the implementation of the vest replacement program, the Company continued to evaluate the methodology and process applied to estimate this obligation. Based on the cumulative experience developed and changes in future expected activity, the Company revised its estimate of the vest replacement program obligation during the fourth quarter of 2007, resulting in an adjustment of $3.5 million, which was included as a reduction of cost of sales. The Company believes that it has established adequate reserves for any further costs associated with replacing these vests and does not anticipate that the cost of this program will affect future years’ operating results.

Letters of Credit

As of December 31, 2007, the Company had open letters of credit for $626.

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 10.	INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	Years Ended December 31,
	2007	2006
Current:
Federal	$(10,916)	$(1,072)
State	51	300

Total current provision (benefit) for income taxes	(10,865)	(772)

Deferred:
Federal	14,997	1,021
State	504	37

Total deferred provision (benefit) for income taxes	15,501	1,058

Total provision for income taxes	$4,636	$286

The reconciliation of the income tax provision (benefit) computed at the U.S. federal statutory tax rate as compared to the Company’s effective income tax provision (benefit) is as follows:

	Years Ended December 31,
	2007	2006
Tax at U.S. statutory rate	$3,795	$(1,763)
State income tax, net of federal tax benefit	379	346
Non-deductible meals and entertainment	26	424
Section 162(m) non-deductible officers compensation	230	—
Non-deductible stock-based compensation	—	508
Tax credits	(432)	—
Penalties and interest	39	653
Change in tax reserves (decrease)	546	(81)
Other	53	199

Total provision for income taxes	$4,636	$286

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Deferred income tax assets and liabilities are comprised of the following:

	Years Ended December 31,
	2007	2006
Deferred tax, assets current:
Allowance for doubtful accounts	$105	$329
Deferred rent	187	228
Section 263A inventory adjustments	255	271
Inventory reserves	3,408	9,035
Vest replacement program	3,736	5,816
Reserve for class action settlement	1,520	9,657
Accrued expenses	12,257	12,789

Current deferred tax assets	21,468	38,125

Deferred taxes, noncurrent:
Net operating loss carryovers	575	76
Capital loss carryovers	335	335
Depreciation	(591)	79
Equity-based compensation	1,328

Noncurrent deferred tax assets	1,647	490
Valuation allowance	(335)	(335)

Net noncurrent deferred tax assets	1,312	155

Total deferred tax assets	$22,780	$38,280

SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the available evidence, both positive and negative for each respective tax jurisdiction, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2007, management has determined that a valuation allowance of $335 is necessary to reduce the deferred tax assets with respect to the Company’s capital loss carryovers.

The Company had state net operating loss carryforwards of $16,100 and $2,200 at December 31, 2007 and December 31, 2006, respectively. These state net operating loss carryforwards will expire in varying amounts through 2022.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in its liability for unrecognized income tax benefits.

As of December 31, 2007, the Company had $11,423 of unrecognized tax benefits (“UTB”), of which $11,100 would, if recognized, decrease the Company’s effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Beginning Balance—UTBs (gross)	$8,988
Increases—prior-year tax positions	546
Increases—reclassification of current tax payable	1,889

Ending balance—UTBs (gross)	$11,423

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

The above reconciliation of the gross unrecognized tax benefit differs from the amount which would affect the effective tax rate due to the recognition of state tax benefits. It is the Company’s continuing practice to recognize interest and/or penalties related to uncertain tax positions in income tax expense. As of December 31, 2007, the Company had recognized approximately $1,200 of accrued interest and no penalties related to its uncertain tax positions.

The tax years 2003 to 2007 remain open to examinations in the United States and 2002 to 2007 remain open to various state taxing jurisdictions.

The Company is currently under examination by the Internal Revenue Service for its U.S. Corporate Income Tax Returns for the tax years ended December 31, 2003 and 2004. There have been no adjustments proposed in connection with the examination. The Company is also under examination by the State of New York for the years 2002 through 2004 and has been assessed $1,800 in additional taxes and interest related to the proposed disallowance of losses on discontinued operations, intercompany interest expense and other intercompany charges. The Company has filed a protest with the State of New York, believes it has a meritorious defense. and anticipates the ultimate resolution of the assessment will not result in a material adjustment to the financial statements.

Note 11.	VALUATION AND QUALIFYING ACCOUNTS

A summary of the allowance for doubtful accounts related activity for each the years ended December 31, 2007, 2006 and 2005 is as follows:

Allowance for Accounts Receivable
Balance, December 31, 2005	$700
Provision	506
Write offs	(295)

Balance, December 31, 2006	911
Provision	(8)
Write offs	(607)

Balance, December 31, 2007	$296

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 12.	QUARTERLY DATA (UNAUDITED)

Unaudited Supplementary quarterly financial data (in thousands except per share data) for 2007 and 2006 is as follows:

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$92,110	$93,517	$71,843	$63,326

Gross profit	18,665	16,813	11,476	14,553

Net income (loss)	3,779	2,841	(257)	(157)

Basic income (loss) per common share	$0.07	$0.06	$(0.01)	$—

Diluted income (loss) per common share	$0.07	$0.06	$(0.01)	$—

Basic and diluted income (loss) per contingently redeemable common share	$0.07	$0.06	$—	$—

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$49,054	$73,948	$59,772	$71,331

Gross profit	11,619	17,174	13,950	15,208

Net income (loss)	(6,364)	(4,500)	9,272	(3,730)

Basic income (loss) per common share	$(0.14)	$(0.10)	$0.20	$(0.08)

Diluted income (loss) per common share	$(0.14)	$(0.10)	$0.20	$(0.08)

Basic and diluted income (loss) per contingently redeemable common share			$—	$—

The Company initially estimated the vest replacement program obligation based on several factors, including the number of vests that were expected to be exchanged, the costs of such replacement vests, accommodations expected to be offered to customers and other associated costs. During the course of the implementation of the vest replacement program, the Company continued to evaluate the methodology and process applied to estimate this obligation. Based on the cumulative experience developed and changes in future expected activity, the Company revised its estimate of the vest replacement program obligation during the fourth quarter of 2007, resulting in an adjustment of $3.5 million, which was included as a reduction of cost of sales.

INDEX OF EXHIBITS

Exhibit	Description
3.1	Certificate of Incorporation of the Company filed September 1, 1994.	(1)

3.2	Certificate of Amendment of Certificate of Incorporation of the Company filed December 31, 1996.	(2)

3.3	Certificate of Amendment of Certificate of Incorporation of the Company filed July 24, 2001.	(6)

3.4	Certificate of Designations and Preferences of the Company filed December 26, 2001.	(6)

3.5	Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock of the Company filed October 12, 2006.	(16)

3.6	Certificate of Ownership and Merger of Point Blank Solutions, Inc. into DHB Industries, Inc. filed October 1, 2007.	(20)

3.7	Second Amended and Restated By-Laws of the Company adopted as of August 17, 2007.	(19)

4.1	Stock Subscription Agreement, dated December 14, 2001, between the Company and David Brooks.	(6)

4.2	Form of Warrant Award Certificate of the Company pursuant to the 2005 Plan.	(21)

4.3	Form of Warrant Award Certificate of the Company pursuant to the 2007 Plan.	(18)

4.4	Rights Agreement, dated as of October 6, 2006, between American Stock Transfer & Trust Company and the Company.	(16)

10.1	Employment Agreement, dated July 1, 2000, between the Company and David Brooks.	(7)

10.2	Employment Agreement, dated May 24, 2005, by and between the Company and Larry Ellis.	(11)

10.3	Employment Agreement, dated September 28, 2006, by and between the Company and John C. Siemer.	(21)

10.4	Employment Agreement, dated September 28, 2006, by and between the Company and Thomas C. Canfield.	(21)

10.5	Employment Agreement, dated November 1, 2006, by and between the Company and Sam White.	(21)

10.6	Employment Agreement, dated March 29, 2007, by and between the Company and Larry Ellis.	(21)

10.7	Employment Agreement, dated June 21, 2007, by and between the Company and James Anderson.	(21)

10.8	Warrant Agreement, dated July 1, 2005, between the Company and David Brooks.	(14)

10.9	Warrant of the Company issued to Larry Ellis on May 24, 2005.	(11)

10.10	Warrant Agreement, dated May 18, 2006, between the Company and William P. Campbell.	(21)

10.11	Warrant Award Certificate issued to John C. Siemer on September 28, 2006.	(21)

10.12	Warrant Award Certificate issued to Thomas C. Canfield on September 28, 2006.	(21)

10.13	Warrant Award Certificate issued to Larry Ellis on March 29, 2007.	(21)

10.14	Warrant Award Certificate issued to James Anderson on July 24, 2007.	(21)

10.15	Promissory Note, dated November 6, 2000, between the Company and David Brooks.	(3)

10.16	The Company’s 1995 Stock Option Plan.	(4)

10.17	The Company’s 2005 Omnibus Equity Incentive Plan.	(13)

Exhibit	Description
10.18	The Company’s 2007 Omnibus Equity Incentive Plan.	(18)

10.19	Board of Directors Compensation Policy, effective as of January 1, 2007.	(21)

10.20	Sale Agreement, dated March 10, 2000, between the Company and DMC2 Electronic Components.	(5)

10.21	Lease, dated January 1, 2001, between V.A.E. Enterprises and Point Blank Body Armor, Inc.	(7)

10.22	Lease Agreement, dated April 15, 2001, between A&B Holdings, Inc. and the Company.	(3)

10.23	Industrial Lease, dated December 5, 2003, between Atlantic Business Center L.C. and Point Blank Body Armor, Inc.	(8)

10.24	Employment Agreement, dated May 24, 2005, by and between the Company and Manuel Rubio.	(11)

10.25	Employment Agreement, dated May 24, 2005, by and between the Company and Dawn Schlegel.	(11)

10.26	Employment Agreement, dated May 24, 2005, by and between the Company and Ishmon Burks.	(11)

10.27	Employment Agreement, dated June 2, 2005, by and between the Company and Marc Dien.	(12)

10.28	Amended and Restated Loan and Security Agreement, dated as of April 3, 2007, by and among Protective Apparel Corporation of America, Point Blank Body Armor, Inc., NDL Products, Inc., the Company and LaSalle Business Credit, LLC, as Administrative Agent and Collateral Agent.	(17)

10.29	Subscription and Structuring Agreement, dated as of December 19, 2003, by and among Point Blank Body Armor, Inc., Hightower Capital Management, LLC and the Company.	(8)

10.30	Release Agreement and Contractual Undertakings, dated July 31, 2006, by and between the Company and David H. Brooks.	(21)

10.31	Securities Purchase Agreement, dated July 31, 2006, by and between the Company and David H. Brooks.	(21)

10.32	Registration Rights Agreement, dated July 31, 2006, by and between the Company and David H. Brooks.	(21)

10.33	Warrant Exercise Agreement, dated July 31, 2006, by and between the Company and David H. Brooks.	(21)

10.34	Agreement of Insureds, dated as of July 27, 2006, by and among the Company, David H. Brooks, Sandra Hatfield, Dawn M. Schlegel, Cary Chasin, Jerome Krantz, Gary Nadelman, Barry Berkman and Gen. (Ret.) Larry R. Ellis.	(21)

10.35	Stipulation and Agreement of Settlement, dated November 30, 2006.	(21)

10.36	Warrant of the Company issued to Manuel Rubio on May 24, 2005.	(11)

10.37	Warrant of the Company issued to Ishmon Burks on May 24, 2005.	(11)

10.38	Warrant of the Company issued to Marc Dien on June 2, 2005.	(12)

10.39	Employment Agreement, dated December 1, 2005, by and between the Company and Rick Hockensmith.	(15)

10.40	Warrant Award Agreement, dated November 28, 2005, between the Company and Rick Hockensmith.	(15)

10.41	Employment Agreement, dated August 24, 2006, by and between the Company and James Anderson.	(21)

Exhibit	Description
10.42	Award/Contract, dated June 7, 2004, by and between U.S. Army Robert Morris Acquisition Center and Point Blank Body Armor, Inc.	(22)

10.43	Solicitation/Contract/Order for Commercial Items, dated December 23, 2004, by and between U.S. Army Robert Morris Acquisition Center and Point Blank Body Armor, Inc.	(22)

10.44	Limited Consent and First Omnibus Amendment, dated as of September 28, 2007, by and among the Company, LaSalle Business Credit, LLC, successor by merger to LaSalle Business Credit, Inc., and the Company’s subsidiaries, Protective Apparel Corporation of America, Point Blank Body Armor, Inc. and NDL Products, Inc., with respect to the Amended and Restated Loan and Security Agreement, dated April 3, 2007, by and among the Company, LaSalle and the Borrowers.	(23)

10.45	Solicitation/Contract/Order for Commercial Items, dated August 3, 2006, by and between U.S. Army Robert Morris Acquisition Center and Point Blank Body Armor, Inc.	(23)

10.46	Solicitation/Contract/Order for Commercial Items, dated May 21, 2007, by and between U.S. Army Robert Morris Acquisition Center and Point Blank Body Armor, Inc.	(23)

14.1	Code of Ethics.	(9)

16.1	Letter from Weiser LLP to the Company regarding change in certifying accountant.	(10)

21.1	List of Significant Subsidiaries.	(21)

23.1	Consent of Independent Registered Public Accounting Firm.	(22)

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.	(23)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.	(23)

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(23)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(23)

Notes to Exhibit Table:

(1)	Incorporated by reference to the Company’s Definitive Proxy Material filed February 15, 1995.
(2)	Incorporated by reference to Post-Effective Amendment No. #3 to the Company’s Registration Statement on Form SB-2, File No. 33-59764, filed on January 31, 1997.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed March 30, 2001.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on or about November 6, 1995.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed March 23, 2000.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 28, 2002.
(7)	Incorporated by reference to the Amendment filed April 9, 2002, to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed April 1, 2002.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 16, 2004.
(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 17, 2005.
(10)	Incorporated by reference to the Amendment filed April 22, 2005, to the Company’s Current Report on Form 8-K filed April 15, 2005.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed May 27, 2005.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed June 3, 2005.

(13)	Incorporated by reference to the Company’s Definitive Proxy Material filed June 24, 2005.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 1, 2005.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 6, 2005.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed October 12, 2006.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed April 5, 2007.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 20, 2007.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 24, 2007.
(20)	Incorporated by reference to the Company’s Current Report on Form 8-K filed October 2, 2007.
(21)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed October 1, 2007.
(22)	Incorporated by reference to the Amendment filed February 19, 2008, to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed October 1, 2007.
(23)	Filed herewith.