Form 10-Q
period 2008-03-31
POINT BLANK SOLUTIONS, INC.
filed 2008-05-12
CIK 899166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☒
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 5, 2008, 51,142,261 shares of the Registrant’s common stock at $0.001 par value were outstanding.

POINT BLANK SOLUTIONS, INC.

Cautionary Note on Forward-Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q that are not statements of historical or current facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from historical results or from any future results expressed or implied by such forward-looking statements.

In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements in future or conditional tenses or, which include terms such as “believes,” “belief,” “expects,” “intends,” “anticipates” or “plans” to be uncertain and forward-looking. Forward-looking statements may include comments as to Point Blank Solutions, Inc.’s (the “Company”) beliefs and expectations as to future events and trends affecting its business. Forward-looking statements are based upon management’s current expectations concerning future events and trends and are necessarily subject to uncertainties, many of which are outside of the Company’s control. The factors set forth in Part II, Item 1A. RISK FACTORS, of this Quarterly Report on Form 10-Q as well as other factors could cause actual results to differ materially from those reflected or predicted in forward-looking statements.

Any forward-looking statements are based on management’s beliefs and assumptions, using information currently available to the Company. The Company assumes no obligation to update these forward-looking statements.

If one or more of these or other risks or uncertainties materialize, or if the underlying assumptions prove to be incorrect, actual results may vary materially from those reflected in, or suggested by, forward-looking statements. Any forward-looking statement included in this Quarterly Report on Form 10-Q reflects the Company’s current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to its operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to the Company or individuals acting on its behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified in Part II, Item 1A. RISK FACTORS of this Quarterly Report on Form 10-Q, which could cause actual results to differ from those referred to in forward-looking statements.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$835	$213
Restricted cash	35,200	35,200
Accounts receivable, less allowance for doubtful accounts of $196 and $296, respectively	14,147	25,144
Inventories, net	41,436	43,550
Income tax receivables	12,720	20,285
Deferred income taxes	21,178	21,468
Prepaid expenses and other current assets	2,913	3,150

Total current assets	128,429	149,010

Property and equipment, net	11,121	5,967

Other assets
Deferred income taxes	1,548	1,312
Deposits and other assets	78	78

Total other assets	1,626	1,390

Total assets	$141,176	$156,367

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$9,285	$16,254
Note payable	2,500	—
Accounts payable	8,037	15,416
Accrued expenses and other current liabilities	5,050	8,384
Reserve for class action settlement	39,372	39,372
Vest replacement program obligation	488	527
Employment tax withholding obligation	34,176	34,176

Total current liabilities	98,908	114,129

Long term liabilities:
Unrecognized tax benefits	10,933	11,134
Other liabilities	482	525

Total long term liabilities	11,415	11,659

Total liabilities	110,323	125,788

Commitments and contingencies	—	—
Minority and non-controlling interests in consolidated subsidiaries	659	406
Contingently redeemable common stock (related party)	19,326	19,326
Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 48,135,162 and
48,037,510 shares issued and outstanding, respectively	48	48
Additional paid in capital	85,533	84,552
Accumulated deficit	(74,713)	(73,753)

Total stockholders’ equity	10,868	10,847

Total liabilities and stockholders' equity	$141,176	$156,367

See notes to condensed consolidated financial statements.

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	For The Three Months Ended March 31,
	2008	2007
Net sales	$49,902	$92,110
Cost of goods sold	41,173	73,445

Gross profit	8,729	18,665

Selling, general and administrative expenses	8,439	9,507
Litigation and costs of investigations	1,895	2,650

Total operating costs	10,334	12,157

Operating income (loss)	(1,605)	6,508

Interest expense	199	114
Other (income) expense	(268)	(6)

Total other (income) expense	(69)	108

Income before income tax expense (benefit)	(1,536)	6,400
Income tax expense (benefit)	(580)	2,567

Income before minority and non-controlling interests of subsidiaries	(956)	3,833
Less minority and non-controlling interests of subsidiaries	3	54

Net income (loss)	$(959)	$3,779

Basic and diluted earnings per common share	$(0.02)	$0.07

Basic and diluted earnings per contingently redeemable common share	$—	$0.07

See notes to condensed consolidated financial statements.

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For The Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(959)	$3,779
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	234	140
Amortization of deferred financing costs	29	—
Deferred income tax expense (benefit)	54	562
Gain on sale of fixed assets	(3)	—
Minority and non-controlling interests in consolidated subsidiaries	3	54
Equity based compensation	981	839
Changes in assets and liabilities:
Restricted cash	—	(475)
Accounts receivable	10,997	2,843
Inventories	2,114	1,105
Income tax receivable	7,565	—
Prepaid expenses and other current assets	208	297
Deposits and other assets	—	(360)
Accounts payable	(12,034)	1,191
Accrued expenses and other current liabilities	(3,334)	(5,532)
Vest replacement program obligation	(39)	(1,268)
Income taxes payable	—	2,272
Unrecognized tax benefits	(201)	—
Other liabilities	(44)	(27)

Net cash provided by operating activities	5,571	5,420

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	4	—
Purchases of property and equipment	(2,889)	(765)

Net cash used in investing activities	(2,885)	(765)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	4,655	198
Contribution from minority owners	250	—
Net repayment of revolving line of credit	(6,969)	(4,955)

Net cash used in financing activities	(2,064)	(4,757)

Net increase (decrease) in cash and cash equivalents	622	(102)

Cash and cash equivalents at beginning of year	213	177

Cash and cash equivalents at end of period	$835	$75

Supplemental cost flow information:
Property and equipment acquired by issuing a note payable	$2,500	$—

See notes to condensed consolidated financial statements.

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 1. BASIS OF PRESENTATION

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Point Blank Solutions, Inc. (“Point Blank”) and its subsidiaries (“PBSI”, or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The unaudited financial statements include all adjustments, consisting only of normal and recurring adjustments, which, in the opinion of management, were necessary for a fair presentation of financial condition, results of operations and cash flows for such periods presented. The results of operations for the interim periods are not necessarily indicative of the results for any other interim periods or for an entire year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with published rules and regulations of the Securities and Exchange Commission (the “SEC”). The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to those financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Point Blank and its subsidiaries, Point Blank Body Armor, Inc., Protective Apparel Corporation of America and Life Wear Technologies, Inc. All subsidiaries are wholly owned except for a 0.65% interest in Point Blank Body Armor, Inc. The accounts of Lifestone Materials, LLC (“Lifestone”) are also included in the accompanying condensed consolidated financial statements. Point Blank has a 50% interest and is the primary beneficiary of Lifestone (See Note 8). All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The Company has prepared the unaudited condensed consolidated financial statements in conformity with GAAP. Such preparation requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates based upon future events. The Company evaluates the estimates on an ongoing basis. In particular, the Company regularly evaluates estimates related to recoverability of accounts receivable and inventory, and accrued liabilities. The estimates are based on historical experience and on various other specific assumptions that the Company believes to be reasonable. Actual results could differ from those estimates based upon future events.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a definition of fair value, establishes acceptable methods of measuring fair value and expands disclosures for fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 on January 1, 2008 did not have a material impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including as amendment of FASB Statement No. 115” (“SAFS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 on January 1, 2008 did not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” (“SFAS 141R”) which requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R requires, among other things, that in a business combination achieved through stages (sometimes referred to as a “step acquisition”) that the acquirer recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with this Statement). SFAS 141R also requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual, which in most types of business combinations will result in measuring goodwill as the excess of the consideration transferred plus the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. SFAS

141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect that the adoption of SFAS 141R will have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 changes the way the consolidated income statement is presented. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. Currently, net income attributable to non-controlling interests is reported as an other deduction in arriving at consolidated net income. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not believe that SFAS 160 will have a material impact on its financial statements.

Note 2. INVENTORIES

The components of inventories as of March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008	December 31, 2007
Raw materials	$34,434	$26,414
Work in process	750	8,409
Finished goods	6,252	8,727

	$41,436	$43,550

Note 3. DEBT

Revolving Line of Credit

The Company entered into an Amended and Restated Loan and Security Agreement (“Credit Facility”) with its lender in 2007. The Credit Facility provides for a three-year, $35,000 revolving credit line available to the Company’s subsidiaries, jointly and severally, bearing interest at the prime rate plus 0.25% or, at our option, LIBOR plus 2.25%. Borrowings are available in the form of advances or letters of credit granted or issued against a percentage of the Company’s subsidiaries’ eligible accounts receivable and eligible inventory. The Credit Facility also includes financial covenants related to minimum sales and maximum capital expenditures. Additionally, the Company is negotiating with its lender regarding additional financial covenants including a (1) senior leverage ratio, (2) total leverage ratio, (3) minimum tangible net worth, (4) fixed charge coverage ratio and (5) minimum consolidated earnings before interest, taxes, depreciation and amortization. The revolving credit line is secured by substantially all of the Company’s assets.

Note Payable

In March 2008, the partner to the Lifestone Materials, LLC (“Lifestone”, See Note 8) contributed property and equipment to Lifestone in exchange for a $2,500 note payable. This loan bears interest at the Prime rate plus .25%. Principal and interest are repaid on a quarterly basis from LifeStone’s available cash as determined by Lifestone’s partners.

Note 4. COMMITMENTS AND CONTINGENCIES

Steel Partners II, L.P. Action

In January 2008, the Company announced that it would be holding its Annual Meeting of Stockholders on April 22, 2008. On April 8, 2008, the Company’s Board of Directors determined that the Company should pursue all strategic alternatives, including a possible sale, and concluded that it was in the best interests of the Company’s stockholders to postpone the Annual Meeting until August 19, 2008, in order to pursue the alternatives. On April 16, 2008, Steel Partners II, L.P. (“Steel Partners”) filed a lawsuit in the Chancery Court of the State of Delaware requesting that the court order the Company to (i) conduct the Annual Meeting at the soonest practicable date and (ii) grant Steel Partners other relief deemed appropriate by the court. The Company believes that the lawsuit filed by Steel Partners is without merit and the Company’s Board of Directors continues to pursue all strategic alternatives to enhance stockholder value.

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

As of March 31, 2008 and December 31, 2007, the Company has recognized Employment Tax Withholding Obligations, including applicable penalties related to this matter, totaling $34,176, in the accompanying condensed consolidated balance sheets.

The Company does not believe that it will be required to discharge the liability of former senior management personnel for income tax withholding obligations. Moreover, to the extent that the Company is required to discharge employee income tax withholding obligations for other current and former employees, management is pursuing recovery of those amounts from the affected employees. In July 2006, Mr. Brooks, the Former Chief Executive Officer, signed a memorandum of understanding with the Company in which he represented, warranted and covenanted that he has paid (or will pay) all taxes (including, without limitation, federal and state, Social Security, Medicare, FICA or other withholding taxes or similar amounts) attributable to personal income received by him from the Company, including any fines, penalties or back taxes incurred by the Company solely as a result of personal income paid to him. The Company intends to pursue recovery from Mr. Brooks for any of the foregoing amounts ultimately due and payable by the Company to the taxing authorities. At March 31, 2008, the income tax withholding obligations that may be recoverable from former executive officers were $32,827.

During the second quarter of 2007, the statute of limitations for the 2003 employment tax withholding obligations expired. Accordingly, the charge and related liability originally recorded during 2003 (totaling $737) was reversed during the second quarter of 2007.

Patents

On September 6, 2007, Christopher Van Winkle and David Alan Cox filed an action against the United States in the U.S. Court of Federal Claims alleging patent infringement and seeking compensation for the government’s alleged unlicensed use of their Patent. The allegedly infringing products were purchased on behalf of the U.S. Army by the General Services Administration (“GSA”) from Point Blank Body Armor. Because the relevant contract with the GSA contains a patent indemnity clause, the Company may be obligated to reimburse the United States in the event the United States is found liable for patent infringement. The Company filed a motion to intervene in this action in order to protect its interests. That motion is pending. The Company cannot predict the outcome of this matter.

Tortious Interference

On April 7, 2008, Point Blank Body Armor filed suit against BAE Systems Specialty Defense Systems of Pennsylvania, Inc (“BAE”). and John Norwood in the Southern District of Florida for tortious interference with advantageous business relationship. The suit alleges that John Norwood used confidential information regarding Point Blank Body Armor that he obtained while working as a program manager for the U. S. Army to the detriment of Point Blank Body Armor and the advantage of his new employer, BAE. In particular, the confidential information was used to interfere with Point Blank Body Armor’s bid for the production of 230,000 IOTV’s pursuant to a request to submit a bid it had received from the U.S. Army.

Letters of Credit

As of March 31, 2008, the Company had open letters of credit for $626.

Note 5. EQUITY AWARDS

A total of 288,329 deferred stock awards were granted to executive officers and members of the Board of Directors of the Company during the first three months of 2008. Additionally, during the first three months of 2008, 43,368 shares of the Company’s common stock were issued to members of the Board of Directors pursuant to 2007 deferred stock awards for 2007 retainer fees.

Note 6. BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

For all periods presented, basic and diluted income (loss) per common share is presented in accordance with SFAS No. 128, “Earnings per Share,” which provides for the accounting principles used in the calculation of income per share. Basic income (loss) per common share excludes dilution and is calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per common share reflects the potential dilution from assumed conversion of all dilutive securities such as stock warrants using the treasury stock method. When the effect of the outstanding stock warrants is anti-dilutive, they are not included in the calculation of diluted income per common share.

Basic income (loss) per common share calculations are based on the weighted average number of common shares outstanding during each period: 48,135,162 and 48,037,510 shares for the quarter ended March 31, 2008 and March 31, 2007, respectively. For the quarter ended March 31, 2008, the common stock warrants are anti-dilutive. For the quarter ended March 31, 2007, the Company’s common stock warrants outstanding which are above the market value of the stock are dilutive.

The computation for basic and diluted income (loss) per common share is as follows:

	Three Months Ended March 31,
	2008	2007
Common Shareholders
Net income (loss)	$(959)	$3,779
Net income (loss) attributable to contingently redeemable common shares	—	(223)

Net income (loss) attributable to common shares	$(959)	$3,556

Weighted-average shares	48,135,162	48,037,510
Common stock equivalents—warrants	—	130,452

Weighted-average shares and common stock equivalents	48,135,162	48,167,962

Basic and diluted income per common share	$(0.02)	$0.07

Contingently redeemable common shares
Net income attibuted to contingently redeemable shares	$—	$223

Divided by weighted-average shares	3,007,099	3,007,099

Basic and diluted loss per common share	$—	$0.07

Note 7. PROVISION FOR INCOME TAXES

The Company’s effective tax rate was 37.7% and 40.1% for the three months ended March 31, 2008 and 2007, respectively. The Company’s effective tax rate differs from the statutory rate primarily due to state income tax expense, equity based and officer’s compensation in excess of the Internal Revenue Code Section 162 (m) limitation and manufacturing deduction pursuant to Section 199 of the Internal Revenue Code.

The Company is currently under examination by the Internal Revenue Service for its U.S. Corporate Income Tax Return for the tax years ended December 31, 2003 and 2004. There have been no adjustments proposed in connection with the examination. The Company is also under examination by the State of New York for the years 2002 through 2004 and has been assessed $1.8 million in additional taxes and interest related to the proposed disallowance of losses on discontinued operations, inter-company interest expense and other inter-company charges. The Company has filed a protest with the State of New York, believes it has a meritorious defense and anticipates the ultimate resolution of the assessment will not result in a material adjustment to the financial statements.

Note 8. LIFESTONE MATERIALS

On March 18, 2008, the Company entered into a strategic alliance with a manufacturer and supplier of technologically advanced lightweight ballistic armor material. Under the terms of the joint venture agreement, an entity Lifestone Materials, LLC (“Lifestone”) was created, which will manufacture and sell woven fabric to both partners. Each partner has a 50% equity ownership in Lifestone. Each partner contributed $250 to provide LifeStone with working capital. The venture partner contributed property and equipment valued at $2,500 in exchange for a note payable, and the Company loaned the venture $2,500 to purchase property and equipment. Lifestone leases a manufacturing facility in Anderson, South Carolina.

Note 9. SUBSEQUENT EVENT

On April 16, 2008, the statute of limitations for the major portion of the 2004 Employment Tax Withholding Obligations expired (see Note 4). Accordingly, the charge and related liability originally recorded during 2004 will be reversed during the second quarter of 2008 in the amount of $25.9 million. The unaudited pro forma balance sheet presented below was derived from the application of the pro forma adjustments to the consolidated financial statements of the Company to give effect to the reversal of this liability and related income tax effect as of March 31, 2008 as if this event occurred effective March 31, 2008.

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

PROFORMA CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

MARCH 31, 2008

(In thousands, except share and per share data)

	As Reported	Proforma Adjustments		Proforma
ASSETS
Current assets:
Cash and cash equivalents	$835			$835
Restricted cash	35,200			35,200
Accounts receivable, less allowance for doubtful accounts of $196 and $296, respectively	14,147			14,147
Inventories, net	41,436			41,436
Income tax receivables	12,720			12,720
Deferred Income taxes	21,178	(9,451)	2)	11,727
Prepaid expenses and other current assets	2,913			2,913

Total current assets	128,429	(9,451)		118,978

Property and equipment, net	11,121			11,121

Other assets
Deferred income taxes	1,548			1,548
Deposits and other assets	78			78

Total other assets	1,626			1,626

Total assets	$141,176	$(9, 451)		$131,725

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$9,285			$9,285
Note payable	2,500			2,500
Accounts payable	8,037			8,037
Accrued expenses and other current liabilities	5,050			5,050
Reserve for class action settlement	39,372			39,372
Vest replacement program obligation	488			488
Employment tax withholding obligation	34,176	(25,946)	1)	8,230

Total current liabilities	98,908	(25,946)		72,962

Long term liabilities:
Unrecognized tax benefits	10,933			10,933
Other liabilities	482			482

Total long term liabilities	11,415			11,415

Total liabilities	110,323	(25,946)		84,377

Commitments and contingencies	—			—
Minority and non-controlling interests in consolidated subsidiaries	659			659
Contingently redeemable common stock (related party)	19,326			19,326
Stockholders equity:
Common stock $0.001 par value 100,000,000 shares authorized 48,135,162 and 48,037,510 shares issued and outstanding respectively	48			48

Additional paid in capital	85,533			85,533
Accumulated ed deficit	(74,713)	16,495	3)	(58,218)

Total stockholders equity	10,868	16,495		27,363

Total liabilities and stockholders’ equity	$141,176	$(9,451)		$131,725

Proforma Adjustments:

1)	Reversal of the 2004 Employment Tax Withholding Obligation
2)	Reversal of deferred income taxes associated with the 2004 Employment Tax Withholding Obligation
3)	Net effect of the Proforma Adjustments

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

The following should be read in conjunction with the Company’s unaudited condensed consolidated financial statements, including the respective notes thereto, all of which are included in this Form 10-Q. Unless stated to the contrary, or unless the context otherwise requires, references to “PBSI,” “the Company,” “we,” “our” or “us” in this report include Point Blank Solutions, Inc. and subsidiaries.

We are a leading manufacturer and provider bullet, fragmentation and stab resistant apparel and related ballistic accessories, which are used domestically and internationally by military, law enforcement, security and corrections personnel, as well as governmental agencies. We also manufacture and distribute sports medicine, health support and other products, including a variety of knee, ankle, elbow, wrist and back supports and braces that assist serious athletes, weekend sports enthusiasts and general consumers in their respective sports and everyday activities.

We are organized as a holding company that currently conducts business through three operating subsidiaries. Sales to the U.S. military comprise the largest portion of our business, followed by sales to federal, state and local law enforcement agencies, including correctional facilities. Accordingly, any substantial increase, reduction in or delay in government spending or change in emphasis in defense and law enforcement programs would have a material effect on our business.

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

Our market share is highly dependent upon the quality of our products and our ability to deliver products in a prompt and timely fashion. Our current strategic focus is on product quality and accelerated delivery, which we believe are the key elements in obtaining additional orders under new as well as existing procurement contracts with the U.S. military and other governmental agencies.

Critical Accounting Policies

Our management believes that our critical accounting policies include:

Revenue recognition— We recognize revenue when there is persuasive evidence of an arrangement, delivery of the product has occurred, the price for the goods is fixed or determinable and collectibility is reasonably assured.

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

Non-military contracts specify that customers may return products to us only if such products do not meet agreed upon specifications. Ballistics apparel products sold to other customers besides the U.S. military for use in combat comply with National Institute of Justice (“NIJ”) standards, and are subjected to internal and external quality control procedures. Because of these internal and external quality control procedures, warranty returns of products sold to law enforcement agencies and to distributors are minimal.

We warrant that our ballistics apparel products will be free from manufacturing defects for a period of five years from the date of purchase. From time to time, individual ballistics apparel products may be returned because they are the incorrect size. In most cases, the product returned for sizing is retailored and reshipped to the customer. Returns for sizing, along with the cost involved in tailoring the units, are minimal.

We do not offer any general rights of return, express or implied, associated with any of our military sales or our sports medicine and health support sales. Ballistic resistant apparel and other accessories sold to non-military customers have a 30-day right of return. At the time of sale, the sales transactions meet the conditions of Financial Accounting Standards Board (“FASB”) Statement No. 48, “Revenue Recognition When Right of Return Exists,” and revenue is recognized at the time of sale.

All our contracts specify that products will be shipped FOB shipping point or FOB destination. Shipments to the U.S. military are made FOB shipping point. We recognize revenue for military sales and for those non-military sales sent FOB shipping point when the related products are shipped. We defer revenue recognition for those sales that are shipped FOB destination until the related goods are received at the customers’ designated receiving locations.

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

Other—Judgments and estimates underlying our accounting policies vary based on the nature of the judgment or estimate. We use judgments and estimates to determine our allowance for doubtful accounts, which are determined through analysis of the aging of the accounts receivable at the date of the consolidated financial statements, assessments of collectibles based on an evaluation of historic and anticipated trends, the financial condition of customers and an evaluation of the impact of economic conditions. We also use judgments and estimates to determine the valuation allowances on our deferred tax assets to establish reserves for income taxes, each of which relate to our income taxes critical accounting policy. We base these estimates on projections of future earnings, effective tax rates and the impact of economic conditions. These judgments and estimates are based upon empirical data as applied to present facts and circumstances. Judgments and estimates are susceptible to change because the projections that they are based upon do not always turn out to be correct and unanticipated issues may arise that are not considered in our assumptions.

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

Results of Operations

THREE MONTHS ENDED MARCH 31, 2008, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007

ANALYSIS OF NET SALES

Three Months Ended March 31, 2008 and 2007

(In thousands)

	2008		2007		Dollar Change
Net sales
Military and Federal Government	$38,716	77.6%	$80,367	87.3%	$(41,651)
Domestic/Distributors	9,424	18.9%	9,968	10.8%	(544)
International	329	0.7%	411	0.4%	(82)
Sports and Health Products	1,621	3.2%	1,625	1.8%	(4)
Other	11	0.0%	14	0.0%	(3)

Total	50,101	100.4%	92,385	100.3%	(42,284)
Less Discounts, Returns and Allowances	(199)	-0.4%	(275)	-0.3%	76

Net Sales	$49,902	100.0%	$92,110	100.0%	$(42,208)

For the three months ended March 31, 2008, our consolidated net sales were approximately $49.9 million, a decrease of 45.8% from our consolidated net sales of $92.1 million for the three months ended March 31, 2007. Armor products net sales decreased 46.6% from $90.7 million for the three months ended March 31, 2007 to $48.5 million for the three months ended March 31, 2008 due primarily to delays in military and contract awards. Over the last six months, we had several solicitations extended for Outer Tactical Vests (OTV’s), Interceptor Outer Tactical Vests (IOTV’s) and Modular Lightweight Load-carrying Equipment (MOLLE). Because of the delay in the timing of such awards, revenues associated with such awards may be reflected in future periods, if at all.

The 45.8% decrease in net sales for the first three months of 2008 compared with the first three month period in 2007 is a result of delays in the awarding of expected military contracts. These delays have significantly affected net sales and results of operations. Additionally, during the first three months of 2007, we targeted certain contract opportunities for aggressive pricing strategy. This strategy produced significant gains in net sales in the comparison quarter, which further highlights the decline in the first quarter of 2008.

We believe that it is important to understand the nature of contracting with the federal government and the possible effect of the federal government’s budgeting process on operating results and production backlog in any given year. Frequently, there may be events surrounding the U.S. and defense budgets that create fluctuations in our backlog and portfolio of contracts with the federal government. These include availability of year-end monies to accomplish important last minute contracts for supplies and services, enactment of a continuing resolution which limits spending to the previous year’s level until a budget is signed into law, late approval of a new budget, use and timing of a supplemental appropriation and other possible events. These events can significantly affect the amount of orders we have in backlog and the number as well as size of major contracts we have for our products. In fact, requests for proposals and the awarding of contracts were delayed and impacted this quarter. It is important to adequately understand the U.S. government’s budget and contracting process and its potential impact on our results of operations and production backlog.

Gross profit for the quarter ended March 31, 2008 was approximately $8.7 million (17.5% of net sales), as compared to approximately $18.7 million for the three months ended March 31, 2007 (20.3% of net sales). The decline in gross profit margin as a percentage of net sales is due primarily to lower volume as a result of delays in contract awards, constraints on price increases due to the competitive market and higher raw materials costs. To offset increases in raw material prices, we entered into a joint venture agreement on March 18, 2008 for the purpose of manufacturing woven ballistic fabric for our body armor products. As a result of this strategic action, we believe we are the only soft body armor manufacturer with a vertically-integrated weaving operation, which is intended to reduce material costs and allow us to competitively price our products to grow top line sales as well as improve our margins. Additionally, 50% of the net income generated from the joint venture will be accretive to our earnings. In order to capture a greater share of this market, we adopted an aggressive pricing structure on certain military contracts. Improving gross profit margin will require passing on material cost increases to our customers, enhancing the manufacturing process, planning inventory purchases carefully and reducing costs. These initiatives will be balanced with a marketing and sales strategy that addresses an unusually competitive environment.

OPERATING COSTS

Three Months Ended March 31, 2008 and 2007

(In thousands)

	2008	2007	Dollar Change
Selling and Marketing	$2,227	$2,412	$(185)
Research and Development	345	532	(187)
Equity-Based Compensation	981	839	142
Other General and Administrative	4,886	5,724	(838)

Selling, general and administrative expenses	8,439	9,507	(1,068)
Litigation and Cost of Investigations	1,895	2,650	(755)

Total Operating Costs	$10,334	$12,157	$(1,823)

Operating costs were $10.3, million or 20.7%, of net sales for the three months ended March 31, 2008 versus $12.2 million or 13.2% of net sales for the three months ended March 31, 2007. The decrease in expenses for the three months ended March 31, 2008 of $1.8 million as compared to the three months ended March 31, 2007 was principally due to the following:

•

Lower litigation and costs of investigations expenses. We will continue to incur costs associated with the investigations described in Part II, Item 1 of this Form 10-Q in future periods and these costs could be material.

•

Lower general and administrative expenses due mainly to lower legal and professional fees in 2008 compared to 2007, which we expect to continue to decrease in future periods as we improve our accounting functions, systems of internal control and related issues.

Interest expense for the three months ended March 31, 2008 was approximately $0.2 million compared to $0.1 million for the same period in 2007. The increase is attributed to higher outstanding balances in our revolving line of credit.

Our effective tax rate was 37.7% and 40.1% for the three months ended March 31, 2008 and 2007, respectively. The effective tax rate differs from the statutory rate primarily due to state income tax expense, equity based and officer’s compensation in excess of the Internal Revenue Code Section 162 (m) limitation and manufacturing deduction pursuant to section 199 of the Internal Revenue Code.

We are currently under examination by the Internal Revenue Service for our U.S. Corporate Income Tax Return for the tax years ended December 31, 2003 and 2004. There have been no adjustments proposed in connection with the examination. We are also under examination by the State of New York for the years 2002 through 2004 and have been assessed $1.8 million in additional taxes and interest related to the proposed disallowance of losses on discontinued operations, inter-company interest expense and other inter-company charges. We filed a protest with the State of New York. We believe we have a meritorious defense and anticipate the ultimate resolution of the assessment will not result in a material adjustment to our financial statements.

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

Certain operating costs, such as rent, utilities and taxes continue to increase with the general level of inflation or are higher, and may be subject to other cost and supply fluctuations outside of the Company’s control.

While we have been able to react to inflation through effective negotiation of our sales contracts, efficient purchasing practices, and constant management of our raw materials inventory levels, there can be no assurance that we will be able to do so in the future. Additionally, competitive conditions could limit our ability to pass on cost increases to our customers.

Liquidity and Capital Resources

We intend to fund our cash requirements with cash flows from operating activities and, when necessary, borrowings under our revolving line of credit. As of March 31, 2008, our working capital was approximately $28.5 million compared to $34.9 million at December 31, 2007. The reduction in working capital at March 31, 2008, as compared to December 31, 2007 is a function of several factors, including; lower levels of accounts receivable (due to cash collections and lower levels of sales); a reduction in on-hand inventories; refunds of income taxes; and funding our investment in Lifestone Materials. These reductions were partially offset by payments made against our line of credit, as well as reductions in accounts payable and accrued expenses.

The accounts receivable days outstanding decreased to 37 days at March 31, 2008 as compared to 36 days at December 31, 2007. This change in days outstanding was primarily the result of the decrease in net sales and accounts receivable.

In order to meet the demands for working capital brought about by the volatility in sales experienced over the last four years and the credit terms given by us to our customers, we maintain a revolving credit line with a major financial institution, which is discussed below. The purpose of this facility is to provide liquidity when needed, on a short term basis. Our major material suppliers’ payment terms are normally 10 to 30 days from date of purchase. Any shortfall in working capital may lead us to borrow under our revolving credit line to maintain liquidity.

We entered into an Amended and Restated Loan and Security Agreement (“Credit Facility”) with our lender in 2007. The Credit Facility provides for a three-year, $35 million revolving credit line available to the Company’s subsidiaries, jointly and severally, bearing interest at the prime rate plus 0.25% or, at our option, LIBOR plus 2.25%. Borrowings are available in the form of advances or letters of credit granted or issued against a percentage of the Company’s subsidiaries’ eligible accounts receivable and eligible inventory. The Credit Facility also includes financial covenants related to minimum sales and maximum capital expenditures. Additionally, we are negotiating with our lender regarding additional financial covenants including a (1) senior leverage ratio, (2) total leverage ratio, (3) minimum tangible net worth, (4) fixed charge coverage ratio and (5) minimum consolidated earnings before interest, taxes, depreciation and amortization. The revolving credit line is secured by substantially all of our assets.

In March 2008, the partner to the Lifestone Materials, LLC (“Lifestone”) contributed property and equipment to Lifestone in exchange for a $2,500 note payable. This loan bears interest at the Prime rate plus .25%. Principal and interest are repaid on a quarterly basis from Lifestone’s available cash as determined by Lifestone’s partners.

Our capital expenditures for the three months ended March 31, 2008 were approximately $0.4 million, compared to $0.8 million for the three months ended March 31, 2007. Our capital budget is intended to replace fixed asset equipment as needed and to take advantage of technological improvements that would improve productivity. Beginning in the second quarter of 2007, we increased capital expenditures to improve our systems for inventory control, manufacturing and accounting processes. These expenditures will continue in subsequent periods. We anticipate our capital expenditures for the remainder of 2008 to be approximately $2.4 million.

We believe that the existing Credit Facility, together with funds generated from operations, will be adequate to sustain operations, including projected capital expenditures, for the foreseeable future. There can be no assurance that we will be able to obtain increases in our Credit Facility if needed. We may be required to explore other potential sources of financing (including the issuance of equity securities and, subject to the consent of our lender, other debt financing) if we experience escalating demands for our products or delays in sales. However, there can be no assurance that such sources will be available or, if available, provide terms satisfactory to us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not issue or invest in financial instruments or their derivatives for trading or speculative purposes. Our market risk is limited to fluctuations in interest rates pertaining to our borrowings under our $35 million Credit Facility. We therefore are exposed to market risk from changes in interest rates on funded debt. We can borrow at the prime rate plus 0.25% or LIBOR plus 2.25%. Any increase in these reference rates could adversely affect our interest expense. Our current credit agreement provides for the establishment of performance pricing to be established at a future date. The extent of market rate risk associated with fluctuations in interest rates is not quantifiable or predictable because of the volatility of future interest rates and business financing requirements. We do not use derivative products to hedge or mitigate interest rate risk.

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

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of March 31, 2008. Our principal executive and financial officers supervised and participated in the evaluation. Based on the evaluation, and in light of the previously identified material weaknesses in internal control over financial reporting, as of December 31, 2007, described within the 2007 Annual Report on Form 10-K, our principal executive and financial officers each concluded that, as of March 31, 2008, our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) form and rules.

Changes in Internal Control Over Financial Reporting

The following changes were made subsequent to December 31, 2007, to our internal control over financial reporting and have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•

We developed a detailed remediation plan to improve our internal control over financial reporting and disclosure controls and procedures. Senior level employees have been tasked with execution of the plan, which also includes target dates for completion of each of the items.

•	The information technology infrastructure and enterprise systems (which were in the process of being installed and implemented at December 31, 2007) are now functional and operational.

•	We hired a highly qualified Director of Financial Reporting, who is a Certified Public Accountant with over twenty years of experience in both public and corporate accounting.

•

We developed accounting and closing procedures to ensure that performance of accounting functions, and evidence of review and approval of such performance, is done timely (including review of journal entries, bank reconciliations, analytical reviews, consolidation work papers and disclosure checklists).

•	We established a resource center, containing accounting, disclosure, internal control, regulatory reporting and other related materials which are available to management and the accounting staff.

•

We enhanced a recurring financial closing and quarterly reporting process. As part of this process, we have strengthened controls over the financial closing and reporting process and used process-reengineering techniques and technology to simplify the financial closing process and implement additional controls.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We refer to Item 3 of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, for a description of legal proceedings outstanding at the time of the filing of that report as to which no material developments occurred during the three months ended March 31, 2008.

Steel Partners II, L.P. Action

In January 2008, we announced that we would be holding our Annual Meeting of Stockholders on April 22, 2008. On April 8, 2008, our Board of Directors determined that we should pursue all strategic alternatives, including a possible sale, and concluded that it was in the best interests of our stockholders to postpone the Annual Meeting until August 19, 2008, in order to pursue the alternatives. On April 16, 2008, Steel Partners II, L.P. (“Steel Partners”) filed a lawsuit in the Chancery Court of the State of Delaware requesting that the court order us to (i) conduct the Annual Meeting at the soonest practicable date and (ii) grant Steel Partners other relief deemed appropriate by the court. We believe that the lawsuit filed by Steel Partners is without merit and our Board of Directors continues to pursue all strategic alternatives to enhance stockholder value.

Patents

On September 6, 2007, Christopher Van Winkle and David Alan Cox filed an action against the United States in the U.S. Court of Federal Claims alleging patent infringement and seeking compensation for the government's alleged unlicensed use of their patent. The allegedly infringing products were purchased on behalf of the U.S. Army by the General Services Administration (“GSA”) from Point Blank Body Armor Inc., our subsidiary. Because the relevant contract with the GSA contains a patent indemnity clause, we may be obligated to reimburse the United States in the event the United States is found liable for patent infringement. We have filed a motion to intervene in this action in order to protect our interests. That motion is pending. We cannot predict the timing or the outcome of this matter.

Tortious Interference

On April 7, 2008, Point Blank Body Armor filed suit against BAE Systems Specialty Defense Systems of Pennsylvania, Inc (“BAE”) and John Norwood in the Southern District of Florida for tortious interference with advantageous business relationship. The suit alleges that John Norwood used confidential information regarding Point Blank Body Armor that he obtained while working as a program manager for the U. S. Army to the detriment of Point Blank Body Armor and the advantage of his new employer, BAE. In particular, the confidential information was used to interfere with Point Blank Body Armor’s bid for the production of 230,000 IOTV’s pursuant to a request to submit a bid it had received from the U.S. Army.

Item 1A.	RISK FACTORS

We refer to Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, for a description of risk factors outstanding at the time of the filing of that report, as to which no material developments occurred since the date of that report.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, our management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007. We identified a number of material weaknesses in our internal control over financial reporting and concluded that, as of December 31, 2007, we did not maintain effective control over financial reporting based in part on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. For a detailed description of these material weaknesses, please see Item 9A. CONTROLS AND PROCEDURES in our Annual Report on Form 10-K for the period ended December 31, 2007. Each of the material weaknesses results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected. As a result, we must perform extensive additional work to obtain reasonable assurance regarding the reliability of our financial statements. Even with this additional work, given the number of material weaknesses identified, there is a risk of additional errors not being prevented or detected, which could result in additional restatements. Moreover, other material weaknesses may be identified.

We have extensive work remaining to remedy the material weaknesses in our internal control over financial reporting.

We are in the process of remedying the identified material weaknesses, and this work will continue during 2008 and perhaps beyond. For a detailed description of these remedial efforts, please see Item 9A. CONTROLS AND PROCEDURES in our Annual Report on Form 10-K for the period ended December 31, 2007. There can be no assurance as to when all of the material weaknesses will be remedied. Until the remedial efforts are completed, management will continue to devote significant time and attention to these efforts, which may be to the detriment of our operations. We will continue to incur expenses associated with the additional procedures and resources required to prepare our consolidated financial statements. Certain of the remedial actions will be ongoing and will result in the incurrence of additional costs even after the material weaknesses are remedied. As a result, our financial condition and results of operations may be negatively affected by the cost of these remediation measures.

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

Business and Operational Risks

A substantial portion of our revenue is dependent on U.S. military business, and a decrease or delay in contract awards in such business could have a material adverse effect on us.

U.S. military contracts account for a significant amount of our revenue. The U.S. military funds its contracts in increments based on annual authorization and appropriation, as well as supplemental bills passed by Congress and approved by the President, which may not be enacted or may provide funding that is greater than or less than the amount of the contract. Changes in the U.S. military’s budget, spending allocations or the timing of such spending could adversely affect our ability to receive future contracts. Our contracts with the U.S. military do not have a minimum purchase commitment, and the U.S. military generally has the right to cancel our contracts unilaterally with limited notice. A significant reduction or delay in U.S. military expenditures for ballistic-resistant products would have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

The credit agreement governing our financing contains representations, warranties and covenants that, among other things, limit our ability to: (1) incur additional indebtedness; (2) incur liens; (3) pay dividends or make other restricted payments; (4) make certain investments; (5) sell or make certain dispositions of assets or engage in sale and leaseback transactions; (6) engage in certain business activities; (7) engage in mergers, acquisitions or consolidations; and (8) enter into certain contractual obligations. In addition, the credit agreement contains customary financial covenants that we must comply with on a monthly basis. The credit agreement also contains financial covenants that we must comply with on a periodic basis relating to our cumulative sales levels and an annual capital expenditure threshold. We are in compliance with the terms of the credit agreement at March 31, 2008.

In the event of default under the terms of our credit facility, we may be required to negotiate changes to our financial covenants with, or to obtain waivers of certain of these covenants from, the lender or to negotiate replacement financing arrangements with one or more other financial institutions. If such actions become necessary, we believe that we will be able to negotiate such changes, waivers and/or replacement financings, but no assurance can be given that we will be successful or as to the terms of any such arrangements. At March 31, 2008, we had $9.3 million outstanding under our credit facility, as more fully described in Note 3. Debt to our Condensed Consolidated Financial Statements.

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

The market price and trading volume of our common stock is subject to significant volatility and this trend may continue. The general economic, political, and stock market conditions that may affect the market prices of our common stock are beyond our control. The value of our common stock may decline regardless of our operating performance or prospects. Factors affecting market price include, but are not limited to: (i) variations in our operating results and whether we have achieved our key business targets; (ii) the limited number of shares of our common stock available for purchase or sale in the public markets; (iii) sales or purchases of large blocks of stock; (iv) changes in, or failure to meet, earnings estimates; (v) changes in securities analysts’ buy/sell recommendations; (vi) differences between reported results and those expected by investors and securities analysts; and (vii) announcements of new contracts by us or by our competitors. In the past, securities class action litigation has been instituted against companies following periods of volatility in the market price of their securities. We are presently a defendant in such litigation. Additionally, we are being investigated by the SEC and the U.S. Department of Justice. The outcomes of these investigations could result in increased volatility of the market price of our common stock. Please see Item 3. Legal Proceedings in our Annual Report on Form 10-K for the period ended December 31, 2007 for a detailed discussion of these investigations.

Our stock is quoted on the Pink Sheets, which may decrease the liquidity of our common stock.

On August 29, 2006, the American Stock Exchange de-listed our common stock because we were not able to file certain periodic reports with the SEC in a timely manner. Since that time our common stock has been quoted on the Pink Sheets through October 31, 2007, under the symbol “DHBT.PK” and as of November 1, 2007, under the symbol “PBSO.PK”. Broker-dealers often decline to trade in Pink Sheet stocks given that the market for such securities is often limited, the stocks are more volatile, and the risk to investors is greater than with stocks listed on other national securities exchanges. Consequently, selling our common stock can be difficult because smaller quantities of shares can be bought and sold, transactions can be delayed and securities analyst and news media coverage of our Company may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of our common stock as well as lower trading volume. We intend to apply for the listing of our common stock on a national securities exchange now that we are current in our periodic reporting obligations with the SEC. We cannot guarantee that we will be successful in those efforts. Investors should realize that they may be unable to sell shares of our common stock that they purchase. Accordingly, investors must be able to bear the financial risks associated with losing their entire investment in our common stock.

Our common stock may be subject to penny stock rules, which may make it more difficult for our stockholders to sell their common stock.

Our common stock may be considered a “penny stock” pursuant to Rule 3a51-1 of the Exchange Act. Broker-dealer practices in connection with transactions in penny stocks are regulated by certain penny stock rules adopted by the SEC. Penny stocks generally are defined as equity securities with a price of less than $5.00 per share. The penny stock rules require a broker-dealer, prior to purchase or sale of a penny stock not otherwise exempt from the rules, to deliver to the customer a standardized risk disclosure document that provides information about penny stocks and the risks associated with the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer account. In addition, the penny stock rules generally require that, prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market of a stock that becomes subject to the penny stock rules.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.	OTHER INFORMATION.

On April 8, 2008, we announced that our 2008 Annual Meeting of Stockholders has been postponed until August 22, 2008. Proposals by shareholders intended to be included in our proxy materials and considered at our 2008 Annual Meeting must be forwarded in writing to the Secretary’s attention and received at our principal executive office at 2102 SW 2nd Street, Pompano Beach, Florida 33069, no later than May 21, 2008. Any proposals submitted by shareholders must comply in all respects with the SEC’s rules and regulations and the provisions of our Certificate of Incorporation and Second Amended and Restated By-laws and the laws of Delaware. In addition, if the Secretary receives notice of a shareholder proposal after May 21, 2008, the persons named as proxies in such proxy statement will have discretionary authority to vote on such shareholder proposal.

ITEM 6.	EXHIBITS.

Exhibit	Description
10.1*	Employment Agreement, dated April 7, 2008 by and between the Company and Jennifer Coberly.

10.2*	Limited Liability Company Agreement, dated March 18, 2008 by and among PBSS, LLC and FMS Technologies LLC. Confidential portions of the agreement have been omitted and a confidential treatment request application has been submitted to the SEC pursuant to Rule 24 b-2.

Exhibit	Description
10.3*	Supply Agreement, dated March 18, 2008, by and between the Company and Lifestone Materials, LLC. Confidential portions of the agreement have been omitted and filed separately and a confidential treatment request application has been submitted to the SEC pursuant to Rule 24 b-2.

10.4	Form of Indemnification Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed March 5, 2008).

10.5	Form of Deferred Stock Award Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed March 18, 2008).

10.6	Amendment to Employment Agreement between John C. Seimer and the Company (Incorporated by reference to the Company’s Current Report on Form 8-K filed March 18, 2008).

10.7	Amendment to Employment Agreement between Samuel B. White and the Company (Incorporated by reference to the Company’s Current Report on Form 8-K filed March 18, 2008).

31.1*	Certification of President and Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1*	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POINT BLANK SOLUTIONS, INC.

Dated May 12, 2008	/s/ Larry Ellis
President and Chief Executive Officer (Principal Executive Officer)

Dated May 12, 2008	/s/ James F. Anderson
Chief Financial Officer, Senior Vice President and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit	Description
10.1*	Employment Agreement, dated April 7, 2008 by and between the Company and Jennifer Coberly.

10.2*	Limited Liability Company Agreement, dated March 18, 2008 by and among PBSS, LLC and FMS Technologies LLC. Confidential portions of the agreement have been omitted and a confidential treatment request application has been submitted to the SEC pursuant to Rule 24 b-2.

10.3*	Supply Agreement, dated March 18, 2008, by and between the Company and Lifestone Materials, LLC. Confidential portions of the agreement have been omitted and filed seperately and a confidential treatment request application has been submitted to the SEC pursuant to Rule 24 b-2.

10.4	Form of Indemnification Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed March 5, 2008).

10.5	Form of Deferred Stock Award Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed March 18, 2008).

10.6	Amendment to Employment Agreement between John C. Seimer and the Company (Incorporated by reference to the Company’s Current Report on Form 8-K filed March 18, 2008).

10.7	Amendment to Employment Agreement between Samuel B. White and the Company (Incorporated by reference to the Company’s Current Report on Form 8-K filed March 18, 2008).

31.1*	Certification of President and Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1*	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith