Form 10-Q
period 2008-06-30
POINT BLANK SOLUTIONS, INC.
filed 2008-08-11
CIK 899166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

As of August 5, 2008, 51,142,261 shares of the Registrant’s common stock at $0.001 par value were outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$134	$213
Restricted cash	35,200	35,200
Accounts receivable, less allowance for doubtful accounts of $201 and $296, respectively	5,734	25,144
Inventories, net	44,084	43,550
Income tax receivables	12,862	20,285
Deferred income taxes	13,843	21,468
Prepaid expenses and other current assets	3,131	3,150

Total current assets	114,988	149,010

Property and equipment, net	11,108	5,967

Other assets
Deferred income taxes	1,732	1,312
Deposits and other assets	117	78

Total other assets	1,849	1,390

Total assets	$127,945	$156,367

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$7,904	$16,254
Note payable	2,500	—
Accounts payable	9,059	15,416
Accrued expenses and other current liabilities	7,111	8,384
Reserve for class action settlement	39,372	39,372
Vest replacement program obligation	418	527
Employment tax withholding obligation	8,117	34,176

Total current liabilities	74,481	114,129

Long term liabilities:
Unrecognized tax benefits	11,060	11,134
Other liabilities	449	525

Total long term liabilities	11,509	11,659

Total liabilities	85,990	125,788

Commitments and contingencies	—	—
Minority and non-controlling interests in consolidated subsidiaries	394	406

Contingently redeemable common stock (related party)	19,326	19,326
Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 48,135,162 and 48,016,836 shares issued and outstanding, respectively	48	48
Additional paid in capital	86,296	84,552
Accumulated deficit	(64,109)	(73,753)

Total stockholders’ equity	22,235	10,847

Total liabilities and stockholders’ equity	$127,945	$156,367

See notes to condensed consolidated financial statements.

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Net sales	$11,085	$93,517	$60,987	$185,627
Cost of goods sold	11,362	76,704	52,535	150,149

Gross profit (loss)	(277)	16,813	8,452	35,478

Selling, general and administrative expenses	6,332	10,069	14,782	19,576
Litigation and cost of investigations	1,793	2,510	3,688	5,160
Employment tax withholding charge (credit)	(26,059)	(737)	(26,071)	(737)

Total operating costs	(17,934)	11,842	(7,601)	23,999

Operating income	17,657	4,971	16,053	11,479
Interest expense	195	166	394	280
Other (income) expense	50	(10)	(218)	(16)

Total other expense	245	156	176	264

Income before income tax expense	17,412	4,815	15,877	11,215
Income tax expense	7,073	1,930	6,494	4,497

Income before minority and non-controlling interests of subsidiaries	10,339	2,885	9,383	6,718
Less minority and non-controlling interests of subsidiaries	(265)	44	(262)	98

Net income	$10,604	$2,841	$9,645	$6,620

Basic and diluted earnings per common share	$0.21	$0.06	$0.19	$0.13

See notes to condensed consolidated financial statements.

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$9,645	$6,620
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	565	300
Amortization of deferred financing costs	59	29
Deferred income tax expense (benefit)	7,205	2,393
Gain on sale of fixed assets	(3)	—
Minority and non-controlling interests in consolidated subsidiaries	(262)	97
Equity based compensation	1,715	1,703
Changes in assets and liabilities:
Accounts receivable	19,410	1,826
Inventories	(534)	(787)
Income tax receivable	7,423	—
Prepaid expenses and other current assets	(40)	(569)
Deposits and other assets	(39)	(862)
Accounts payable	(6,227)	2,107
Accrued expenses and other current liabilities	(1,273)	(4,921)
Vest replacement program obligation	(109)	(1,894)
Income taxes payable	—	(1,552)
Unrecognized tax benefits	(74)	—
Employment tax withholding obligation	(26,059)	(737)
Other liabilities	(76)	(269)

Net cash provided by operating activities	11,326	3,484

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	4	—
Purchases of property and equipment	(3,207)	(2,202)

Net cash used in investing activities	(3,203)	(2,202)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(130)	56
Contribution from minority owners	250	—
Net proceeds (repayment) of revolving line of credit	(8,350)	(1,480)
Net proceeds from exercise of stock warrants	28	—

Net cash used in financing activities	(8,202)	(1,424)

Net decrease in cash and cash equivalents	(79)	(142)
Cash and cash equivalents at beginning of year	213	177

Cash and cash equivalents at end of period	$134	$35

Supplemental cash flow information:
Property and equipment acquired by issuing a note payable	$2,500	—

See notes to condensed consolidated financial statements.

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

Use of Estimates

The Company has prepared the unaudited condensed consolidated financial statements in conformity with GAAP. Such preparation requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates based upon future events. The Company evaluates the estimates on an ongoing basis. In particular, the Company regularly evaluates estimates related to recoverability of accounts receivable and inventory, realization of deferred tax assets and accrued liabilities. The estimates are based on historical experience and on various other specific assumptions that the Company believes to be reasonable. Actual results could differ from those estimates based upon future events.

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

Note 2. INVENTORIES

The components of inventories as of June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008	December 31, 2007
Raw materials	$33,747	$26,414
Work in process	1,005	8,409
Finished goods	9,332	8,727

	$44,084	$43,550

Note 3. DEBT

Revolving Line of Credit

The Company entered into an Amended and Restated Loan and Security Agreement (“Credit Facility”) with its lender in 2007. The Credit Facility provides for a three-year, $35,000 revolving credit line available to the Company’s subsidiaries, jointly and severally, bearing interest at the prime rate plus 0.25% or, at our option, LIBOR plus 2.25%. Borrowings are available in the form of advances or letters of credit granted or issued against a percentage of the Company’s subsidiaries’ eligible accounts receivable and eligible inventory. In accordance with the terms of the Credit Facility, the Company and its lender revised the financial covenants to include a (1) minimum net worth, (2) fixed charge coverage ratio, (3) minimum consolidated earnings before interest, taxes, depreciation, amortization, non-cash compensation, litigation and cost of investigations and restructuring charges, and (4) maximum capital expenditures, all as defined. The revolving credit line is secured by substantially all of the Company’s assets.

Note Payable

In March 2008, the partner to the Lifestone Materials, LLC (“Lifestone”, See Note 8) contributed property and equipment to Lifestone in exchange for a $2,500 note payable. This loan bears interest at the prime rate plus .25%. Principal and interest are repaid on a quarterly basis from LifeStone’s available cash as determined by Lifestone’s partners.

Note 4. COMMITMENTS AND CONTINGENCIES

Securities Class Action and Shareholder Derivative Action

We refer to Item 3 of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, for a discussion of the securities class action and shareholder derivative action lawsuits filed against us and certain of our directors and officers, and the settlement of those suits, final approval of which was pending before the United States District Court, Eastern District of New York. On June 25, 2008, the Court approved the settlement. The Company has not admitted any wrongdoing. One of the objectors filed a notice of appeal on August 1, 2008.

Steel Partners II, L.P. Action

In January 2008, the Company announced that it would be holding its Annual Meeting of Stockholders on April 22, 2008. On April 8, 2008, the Company’s Board of Directors determined that the Company should pursue all strategic alternatives, including a possible sale, and concluded that it was in the best interests of the Company’s stockholders to postpone the Annual Meeting until August 19, 2008, in order to pursue the alternatives. On April 16, 2008, Steel Partners II, L.P. (“Steel Partners”) filed a lawsuit in the Chancery Court of the State of Delaware requesting that the court order the Company to (i) conduct the Annual Meeting at the soonest practicable date and (ii) grant Steel Partners other relief deemed appropriate by the court. Subsequent to the Court determining that it would not expedite a trial date in this matter, the parties entered into a stipulation, approved by the Court, confirming that the meeting would be held no later than August 19, 2008. The Company’s Board of Directors continues to pursue all strategic alternatives to enhance stockholder value.

On July 24, the Company filed an application with the Delaware Court of Chancery to seek to postpone the Annual Meeting until November 19, 2008. The Board of Directors approved this action in order to extend the time that the strategic process and associated negotiations and discussions may continue before the 2008 Annual Meeting, and in light of delays in the awarding of several major government contracts. The Court has not yet ruled on this request.

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

As of June 30, 2008 and December 31, 2007, the Company has recognized Employment Tax Withholding Obligations, including applicable penalties related to this matter, totaling $8,117 and $34,176, respectively in the accompanying condensed consolidated balance sheets.

The Company does not believe that it will be required to discharge the liability of former senior management personnel for income tax withholding obligations, based on communications with certain federal agencies. Moreover, to the extent that the Company is required to discharge employee income tax withholding obligations for other current and former employees, management is pursuing recovery of those amounts from the affected employees. In July 2006, Mr. Brooks, the Former Chief Executive Officer, signed a memorandum of understanding with the Company in which he represented, warranted and covenanted that he has paid (or will pay) all taxes (including, without limitation, federal and state, Social Security, Medicare, FICA or other withholding taxes or similar amounts) attributable to personal income received by him from the Company, including any fines, penalties or back taxes incurred by the Company solely as a result of personal income paid to him. The Company intends to pursue recovery from Mr. Brooks for any of the foregoing amounts ultimately due and payable by the Company to the taxing authorities. At June 30, 2008, the income tax withholding obligations that may be recoverable from former executive officers were $8,117.

On April 16, 2008, the statute of limitations for the major portion of the 2004 Employment Tax Withholding Obligations expired. Accordingly, the charge and related liability originally recorded during 2004 was reversed during the second quarter of 2008 in the amount of $26.1 million in the accompanying condensed financial statements.

On April 16, 2007, the statute of limitations for the 2003 employment tax withholding obligations expired. Accordingly, the charge and related liability originally recorded during 2003 (totaling $737) was reversed during the second quarter of 2007.

In April 2008, the Company and the Internal Revenue Service agreed to extend the statute of limitations related to federal employment tax withholding obligations for the tax years ended December 31, 2005 and 2006 through December 31, 2010.

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

Letters of Credit

As of June 30, 2008, the Company had open letters of credit for $626.

Note 5. EQUITY AWARDS

A total of 288,329 deferred stock awards were granted to executive officers and members of the Board of Directors of the Company during the first six months of 2008. Additionally, during the first six months of 2008, 43,368 shares of the Company’s common stock were issued to members of the Board of Directors pursuant to 2007 deferred stock awards for 2007 retainer fees.

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

Basic income (loss) per common share calculations is based on the weighted average number of common shares outstanding during each period: 48,135,162 and 48,016,836 shares for the three and six months ended June 30, 2008 and 2007 respectively. For the quarters ended June 30, 2008 and 2007, the common stock warrants are dilutive.

The computation of basic and diluted income per common share is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Common Shareholders
Net income	$10,604	$2,841	$9,645	$6,620
Net income attributable to contingently redeemable common shares	(624)	(167)	$(567)	$(390)

Net income attributable to common shares	9,980	2,674	9,078	6,230

Weighted-average shares	48,135,162	48,016,836	48,135,162	48,016,836
Common stock equivalents – warrants	175,615	284,000	175,615	284,000

Weighted-average shares and common stock equivalents	48,310,777	48,300,836	48,310,777	48,300,836

Basic and diluted income per common share	$0.21	$0.06	$0.19	$0.13

Contingently redeemable common shares
Net income attributed to contingently redeemable shares	$624	$167	$567	$390

Divided by weighted-average shares	3,007,099	3,007,099	3,007,099	3,007,099

Basic and diluted income per common share	$0.21	$0.06	$0.19	$0.13

Note 7. PROVISION FOR INCOME TAXES

The Company’s effective tax rate was 40.2% and 40.1% for the six months ended June 30, 2008 and 2007, respectively. The Company’s effective tax rate differs from the statutory rate primarily due to state income tax expense and equity based and officer’s compensation in excess of the Internal Revenue Code Section 162 (m) limitation.

The Company is currently under examination by the Internal Revenue Service for its U.S. Corporate Income Tax Return for the tax years ended December 31, 2003 through 2007. There have been no adjustments proposed in connection with the examination. The Company is also under examination by the State of New York for the years 2002 through 2004 and received a proposed assessment of $1.8 million in additional taxes and interest related to the proposed disallowance of losses on discontinued operations, inter-company interest expense and other inter-company charges. The Company has filed a protest with the State of New York, believes it has a meritorious defense and anticipates the ultimate resolution of the assessment will not result in a material adjustment to the financial statements.

Note 8. LIFESTONE MATERIALS

On March 18, 2008, the Company entered into a strategic alliance with a manufacturer and supplier of technologically advanced lightweight ballistic armor material. Under the terms of the joint venture agreement, an entity Lifestone Materials, LLC (“Lifestone”) was created, which will manufacture and sell woven fabric to both partners. Each partner has a 50% equity ownership in Lifestone. Each partner contributed $250 to provide LifeStone with working capital. The venture partner contributed property and equipment valued at $2,500 in exchange for a note payable (bears interest at the Prime rate plus .25%), and the Company loaned the venture $2,500 to purchase property and equipment. Lifestone leases a manufacturing facility in Anderson, South Carolina.

Note 9. PROFORMA BALANCE SHEET

On June 25, 2008, the United States District Court, Eastern District of New York approved the settlement entered into in connection with the securities class action against the Company and certain individual defendants, as well as the related shareholder derivative action. The proforma balance sheet presented below was derived from the application of the pro-forma adjustments to the consolidated financial balance sheet of the Company to give effect to the final non appealable approval of the settlement and payment of the settlement consideration as of June 30, 2008 as if this event occurred effective June 30, 2008.

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

PROFORMA CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

JUNE 30, 2008

(In thousands, except share and per share data)

	As Reported	Proforma Adjustments		Proforma
ASSETS
Current assets:
Restricted cash	$35,200	$(35,200)	1)	$—
Other current assets	79,788	—		79,788

Total current assets	114,988	(35,200)		79,788

Non Current Assets	12,957	—		12,957

Total assets	$127,945	$(35,200)		$92,745

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Reserve for class action settlement	$39,372	$(39,372)	2)	$—
Other current liabilities	35,109	—		35,109

Total current liabilities	74,481	(39,372)		35,109
Total long term liabilities	11,509	—		11,509

Total liabilities	85,990	(39,372)		46,618

Minority and non-controlling interests in consolidated subsidiaries	394	—		394
Contingently redeemable common stock (related party)	19,326	(19,326)	3)	—
Stockholders’ equity:
Common stock	48	6	4)	54
Additional paid in capital	86,296	23,492	4)	109,788
Accumulated deficit	(64,109)	—		(64,109)

Total stockholders’ equity	22,235	23,498		45,733

Total liabilities and stockholders’ equity	$127,945	$(35,200)		$92,745

Proforma Adjustments:

1) Restricted Cash (funded in 2006) used to liquidate portion of the reserve for class action settlement.

2) Liquidate reserve for class action settlement by paying $35.2 million of restricted cash and the issuance of $3,184,713 shares of common stock (valued at $4,194,974 as of the date the settlement was entered into).

3) Contingently reedemable stock reclassified to permanent equity.

4) Recognize the impact on stockholder’s equity for issuance of common stock upon final settlement and for reclassification of contingently redeemable common stock to permanent equity.

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

Result of Operations

The First Quarter and especially the Second Quarter of 2008 presented a significant challenge to our Company, Stockholders, Directors, and Management. Although we disclosed in previous annual and quarterly reports about the risks associated with our current business model and our dependence on government contracting for body armor, it was difficult to anticipate the perfect storm in our industry. The significant delays in the military’s contracting for body armor and related products, as well as the uncertainties in the transition from the current NIJ 05 standard to the NIJ 06 standard, substantially reduced sales for those periods, especially in the Second Quarter. While this storm created a difficult reporting period for us, we believe that it also highlighted the value and correctness of our Strategic Vision and Plan to build upon our current platform in a way that makes us less dependent on sales of body armor to the government.

The first half of the year, especially the last three months, was particularly difficult in the body armor industry. Lay-offs, plant closings, and other cost cutting measures were employed industry-wide in an attempt to cope with the dramatic down tick in sales. While we did take some cost cutting measures to include lay-offs, we were able to find savings and manage our way through this difficult period without taking the draconian steps that would have adversely affected our ability to reach our normal capability quickly. By preserving important capabilities, we believe that we are now in position to provide the US Army with vests to meet their Bridge Buy of 150,000 units in six months while at the same time completing our current and anticipated orders. We believe that we have the capacity and continue to pursue additional business consistent with our strategic plan.

It is also important to understand that the current business plan and structure withstood a significant downturn without the need for additional financing outside of our current credit facility. Our Company accomplished this success in a period of dramatic decrease in sales and with continuing legacy costs that, while diminishing, are still significant. We believe that this reinforces the soundness of our Company and our strength as a solid platform for growth consistent with our Strategic Vision. Sales and backlog have increased significantly at the end of the Second Quarter and beginning of the Third Quarter. In large part, this change is due to our successful proposal in the US Army’s Bridge Buy for 150,000 Improved Outer Tactical Vests, and we believe that sales will continue to grow in the Third and Fourth Quarters.

SIX MONTHS ENDED JUNE 30, 2008, COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2007

ANALYSIS OF NET SALES

Six Months Ended June 30, 2008 and 2007

(In thousands)

	2008		2007		Dollar Change
Net sales
Military and Federal Government	$40,293	66.1%	$159,488	85.9%	$(119,195)
Domestic/Distributors	17,072	28.0%	22,291	12.0%	(5,219)
International	981	1.6%	476	0.3%	505
Sports and Health Products	3,096	5.1%	3,855	2.1%	(759)
Other	—	0.0%	32	0.0%	(32)

Total	61,442	100.7%	186,142	100.3%	(124,700)
Less Discounts, Returns and Allowances	455	0.7%	515	0.3%	(60)

Net Sales	$60,987	100.0%	$185,627	100.0%	$(124,640)

For the six months ended June 30, 2008, our consolidated net sales were approximately $61.0 million, a decrease of 67.1% over consolidated net sales of $185.6 million for the six months ended June 30, 2007. Soft and body armor products net sales decreased 68.4% from $181.8 million for the six months ended June 30, 2007 to $57.4 million for the six months ended June 30, 2008 due primarily to delays in military and contract awards. Over the last six months, we had several solicitations extended, including for the Improved Outer Tactical Vests (IOTV’s). These delays have significantly affected net sales and results of operations. Because of the delay in the timing of such awards, revenues associated with such awards may be reflected in future periods, if at all. Additionally, during the first six months of 2007, we targeted certain contract opportunities for aggressive pricing strategy. This strategy produced significant gains in net sales in the comparison quarter, which further highlights the decline in the second quarter of 2008.

For the six months ended June 30, 2008, Domestic/Distributor sales were $17.1 million, a decrease of 23.4% from the comparable prior year period of $22.3 million. This decrease was due to the domestic/distributor market’s anticipation of the upcoming change in NIJ standards for soft body armor, as well as higher fuel costs which had a direct impact on state and local governments’ spending.

We believe that it is important to understand the nature of contracting with the federal government and the possible effect of the federal government’s budgeting process on operating results and production backlog in any given year. Frequently, there may be events surrounding the U.S. and defense budgets that create fluctuations in our backlog and portfolio of contracts with the federal government. These include availability of year-end monies to accomplish important last minute contracts for supplies and services, enactment of a continuing resolution which limits spending to the previous year’s level until a budget is signed into law, late approval of a new budget, use and timing of a supplemental appropriation and other possible events. These events can significantly affect the amount of orders we have in backlog and the number as well as size of major contracts we have for our products. In fact, requests for proposals and the awarding of contracts continued to be delayed and impacted this quarter. It is important to adequately understand the U.S. government’s budget and contracting process and its potential impact on our results of operations and production backlog.

Gross profit for the six months ended June 30, 2008 was approximately $8.5 million (13.9% of net sales), as compared to approximately $35.5 million (19.1% of net sales) for the same period in 2007. The decline in gross profit margin as a percentage of net sales is due primarily to lower volume as a result of delays in contract awards, constraints on price increases due to the competitive market and higher raw materials costs. To offset increases in raw material prices, we entered into a joint venture agreement on March 18, 2008 for the purpose of manufacturing woven ballistic fabric for our body armor products. As a result of this strategic action, we believe we are the only soft body armor manufacturer with a vertically-integrated weaving operation, which is intended to reduce material costs and allow us to competitively price our products to grow top line sales as well as improve our margins. Additionally, 50% of the net income generated from the joint venture will be accretive to our earnings. In order to capture a greater share of this market, we adopted an aggressive pricing structure on certain military contracts. Improving gross profit margin will require passing on material cost increases to our customers, enhancing the manufacturing process, planning inventory purchases carefully and reducing costs. These initiatives will be balanced with a marketing and sales strategy that addresses an unusually competitive environment.

OPERATING COSTS

Six Months Ended June 30, 2008 and 2007

(In thousands)

	2008	2007	Dollar Change
Selling and Marketing	$4,432	$4,932	$(500)
Research and Development	785	976	(191)
Equity-Based Compensation	1,715	1,704	11
Other General and Administrative	7,850	11,964	(4,114)

Selling, general and administrative expenses	14,782	19,576	(4,794)
Litigation and Cost of Investigations	3,688	5,160	(1,472)
Employment Tax Withholding Credit	(26,071)	(737)	(25,334)

Total Operating Costs	$(7,601)	$23,999	$(31,600)

Operating costs were $(7.6) million or (12.5)% of net sales for the six months ended June 30, 2008 versus $24.0 million or 12.9% of net sales for the six months ended June 30, 2007. The decrease in operating costs for the six months ended June 30, 2008 of $31.6 million from the six months ended June 30, 2007 was principally due to the following:

•

During the second quarter of 2008, the statute of limitations for the major portion on the 2004 employment tax withholding obligations expired. Accordingly, the charge and related liability originally recorded during 2004, totaling $26.1 million, was reversed during the second quarter of 2008. Operating costs for the first six months of 2007 include a credit to earnings of approximately $.7 million for the employment tax withholding obligation relating to that period.

•

Lower general and administrative expenses due mainly to lower legal and professional fees of approximately $1.8 million in 2008 compared to 2007, which we expect to continue to decrease in future periods as we improve our accounting functions, systems of internal control and related issues. Additionally, there was a decrease in salaries of approximately $1.7 million principally due to reductions in incentive compensation and personnel.

•

Lower litigation and costs of investigations expenses. We will continue to incur costs associated with the investigations described in Part II, Item 1 of this Form 10-Q in future periods and these costs could be material.

Interest expense for the six months ended June 30, 2008 was approximately $0.4 million compared to $ 0.3 for the same period in 2007. The increase is attributable to higher outstanding balances in our revolving line of credit for the six month period ended June 30, 2008 compared to the same period in 2007. In addition, interest expense was incurred during 2008 on the $2,500 note payable for Lifestone.

Our effective tax rate was 40.2% and 40.1% for the six months ended June 30, 2008 and 2007, respectively. The effective tax rate differs from the statutory rate primarily due to state income tax expense and equity based and officer’s compensation in excess of the Internal Revenue Code Section 162 (m) limitation.

We are currently under examination by the Internal Revenue Service for our U.S. Corporate Income Tax Return for the tax years ended December 31, 2003 and 2007. There have been no adjustments proposed in connection with the examination. We are also under examination by the State of New York for the years 2002 through 2004 and received a proposal assessment of $1.8 million in additional taxes and interest related to the proposed disallowance of losses on discontinued operations, inter-company interest expense and other inter-company charges. We filed a protest with the State of New York. We believe we have a meritorious defense and anticipate the ultimate resolution of the assessment will not result in a material adjustment to our financial statements.

THREE MONTHS ENDED JUNE 30, 2008, COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2007

ANALYSIS OF NET SALES

Three Months Ended June 30, 2008 and 2007

(In thousands)

	2008		2007		Dollar Change
Net sales
Military and Federal Government	$1,577	14.2%	$79,121	84.6%	$(77,544)
Domestic/Distributors	7,648	69.0%	12,323	13.2%	(4,675)
International	651	5.9%	65	0.1%	586
Sports and Health Products	1,475	13.3%	2,230	2.4%	(755)
Other	(11)	-0.1%	18	0.0%	(29)

Total	11,340	102.3%	93,757	100.3%	(82,417)
Less Discounts, Returns and Allowances	255	2.3%	240	0.3%	15

Net Sales	$11,085	100.0%	$93,517	100.0%	$(82,432)

For the three months ended June 30, 2008, our consolidated net sales were approximately $11.1 million, a decrease of 88.1% over consolidated net sales of $93.5 million for the three months ended June 30, 2007. Soft and Body armor products net sales decreased 90% from $91.4 million for the three months ended June 30, 2007 to $9.2 million for the three months ended June 30, 2008 due primarily to delays in military and contract awards. We had several solicitations extended, including for the Outer Tactical Vests (IOTV’s). These delays have significantly affected net sales and results of operations. Because of the delay in the timing of such awards, revenues associated with such awards may be reflected in future periods, if at all.

For the three months ended June 30, 2008, Domestic/Distributor sales were $7.6 million, a decrease of 37.9% from the comparable prior year period of $12.3 million. This decrease was due to the domestic/distributor market’s anticipation of the upcoming change in NIJ standards for soft body armor, as well as higher fuel costs, which had a direct impact on state and local governments’ spending.

Gross profit for the quarter ended June 30, 2008 was approximately $(0.3) million ((2.5) % of net sales), as compared to approximately $16.8 million (18.0% of net sales) for the three months ended June 30, 2007. The decline in gross profit margin as a percentage of net sales is due primarily to lower volume as a result of delays in contract awards, constraints on price increases due to the competitive market, higher raw materials costs and overhead costs incurred and not capitalized resulting from lower production levels. To offset increases in raw material prices, we entered into a joint venture agreement on March 18, 2008 for the purpose of manufacturing woven ballistic fabric for our body armor products. As a result of this strategic action, we believe we are the only soft body armor manufacturer with a vertically-integrated weaving operation, which is intended to reduce material costs and allow us to competitively price our products to grow top line sales as well as improve our margins. Additionally, 50% of the net income generated from the joint venture will be accretive to our earnings. In order to capture a greater share of this market, we adopted an aggressive pricing structure on certain military contracts. Improving gross profit margin will require passing on material cost increases to our customers, enhancing the manufacturing process, planning inventory purchases carefully and reducing costs. These initiatives will be balanced with a marketing and sales strategy that addresses an unusually competitive environment.

OPERATING COSTS

Three Months Ended June 30, 2008 and 2007

(In thousands)

	2008	2007	Dollar Change
Selling and Marketing	$2,120	$2,520	$(400)
Research and Development	376	444	(68)
Equity-Based Compensation	734	868	(134)
Other General and Administrative	3,102	6,237	(3,135)

Selling, general and administrative expenses	6,332	10,069	(3,737)
Litigation and Cost of Investigations	1,793	2,510	(717)
Employment Tax Withholding Credit	(26,059)	(737)	(25,322)

Total Operating Costs	$(17,934)	$11,842	$(29,776)

Operating costs were $ (17.9) million or (162)% of net sales for the three months ended June 30, 2008 as compared to $11.8 million or 12.7% of net sales for the three months ended June 30, 2007. The decrease in expenses for the three months ended June 30, 2008 of $29.8 million from the three months ended June 30, 2007 was principally due to the following:

•

Operating costs for the second quarter of 2008 include a credit of approximately $26.1 million. During the second quarter of 2008, the statute of limitations for the major portion on the 2004 employment tax withholding obligations expired. Accordingly, the charge and related liability originally recorded during 2004 was reversed during the second quarter of 2008. Operating costs for the second quarter of 2007 include a credit to earnings of approximately $.7 million for the employment tax withholding obligation relating to that period.

•

Lower general and administrative expenses due mainly to lower legal and professional fees in 2008 compared to 2007, which we expect to continue to decrease in future periods as we improve our accounting functions, systems of internal control and related issues. Additionally, salaries decreased principally due to reductions in incentive compensation and personnel.

•

Lower litigation and costs of investigations expenses. We will continue to incur costs associated with the investigations described in Part II, Item 1 of this Form 10-Q in future periods and these costs could be material

Interest expense for the three months ended June 30, 2008 was approximately $0.2 million compared to $0.2 for the same period in 2007.

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

Liquidity and Capital Resources

We intend to fund our cash requirements with cash flows from operating activities and, when necessary, borrowings under our revolving line of credit. As of June 30, 2008, our working capital was approximately $40.5 million compared to $34.9 million at December 31, 2007. The increase in working capital at June 30, 2008, as compared to December 31, 2007 is a function of several factors, including; payments made against our line of credit, as well as reductions in accounts payable, accrued expenses and the employment tax withholding obligation of approximately $26.1 million. These reductions in current liabilities were partially offset by lower levels of accounts receivable (due to cash collections and lower levels of sales); tax asset accounts; refunds of income taxes; and funding our investment in Lifestone Materials.

The accounts receivable days outstanding increased to 47 days at June 30, 2008 as compared to 36 days at December 31, 2007. This change in days outstanding was primarily due to the change in the mix of outstanding receivables (i.e. a higher percentage of receivables at June 30, 2008 were due from domestic/distributor customers, whose terms vary from net 30 to net 60, while a higher percentage of the receivables at December 31, 2007 were due from the U.S. Military, whose terms are net 30).

In order to meet the demands for working capital, we maintain a revolving credit line with a major financial institution, which is discussed below. The purpose of this facility is to provide liquidity when needed, on a short term basis. Our major material suppliers’ payment terms are normally 10 to 30 days from date of purchase, and our terms with customers range between 30 to 60 days from the date of sale. Any shortfall in working capital may lead us to borrow under our revolving credit line to maintain liquidity.

We entered into an Amended and Restated Loan and Security Agreement (“Credit Facility”) with our lender in 2007. The Credit Facility provides for a three-year, $35 million revolving credit line available to the Company’s subsidiaries, jointly and severally, bearing interest at the prime rate plus 0.25% or, at our option, LIBOR plus 2.25%. Borrowings are available in the form of advances or letters of credit granted or issued against a percentage of the Company’s subsidiaries’ eligible accounts receivable and eligible inventory. In accordance with the terms of our Credit Facility, we revised the financial covenants to include a (1) minimum net worth, (2) fixed charge coverage ratio, (3) minimum consolidated earnings before interest, taxes, depreciation, amortization, non-cash compensation, litigation and cost of investigations and restructuring charges, and (4) maximum capital expenditures, all as defined. The revolving credit line is secured by substantially all of our assets.

In March 2008, the partner to the Lifestone Materials, LLC (“Lifestone”) contributed property and equipment to Lifestone in exchange for a $2,500 note payable. This loan bears interest at the Prime rate plus .25%. Principal and interest are repaid on a quarterly basis from Lifestone’s available cash as determined by Lifestone’s partners.

Our capital expenditures for the six months ended June 30, 2008 were approximately $3.2 million (which includes $2.5 million of property and equipment acquired through the Lifestone joint venture), compared to $2.2 million for the six months ended June 30, 2007. Our capital budget is intended to replace fixed asset equipment as needed and to take advantage of technological improvements that would improve productivity. Beginning in the second quarter of 2007, we increased capital expenditures to improve our systems for inventory control, manufacturing and accounting processes. These expenditures will continue in subsequent periods. We anticipate our capital expenditures for the remainder of 2008 to be approximately $2.5 million.

We believe that the existing Credit Facility, together with funds generated from operations and income tax refunds, will be adequate to sustain operations, including projected capital expenditures, for the foreseeable future. There can be no assurance that we will be able to obtain increases in our Credit Facility if needed. We may be required to explore other potential sources of financing (including the issuance of equity securities and, subject to the consent of our lender, other debt financing) if we experience escalating demands for our products or delays in sales. However, there can be no assurance that such sources will be available or, if available, provide terms satisfactory to us.

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

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of June 30, 2008. Our principal executive and financial officers supervised and participated in the evaluation. Based on the evaluation, and in light of the previously identified material weaknesses in internal control over financial reporting, as of December 31, 2007, described within the 2007 Annual Report on Form 10-K, our principal executive and financial officers each concluded that, as of June 30, 2008, our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) form and rules.

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

We refer to Item 3 of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, for a description of legal proceedings outstanding at the time of the filing of that report as to which no material developments occurred during the six months ended June 30, 2008.

Securities Class Action and Shareholder Derivative Action

We refer to Item 3 of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, for a discussion of the securities class action and shareholder derivative action lawsuits filed against us and certain of our directors and officers, and the settlement of those suits, final approval of which was pending before the United States District Court, Eastern District of New York. On June 25, 2008, the Court approved the settlement. The Company has not admitted any wrongdoing. One of the objectors filed a notice of appeal on August 1, 2008.

Steel Partners II, L.P. Action

In January 2008, we announced that we would be holding our Annual Meeting of Stockholders on April 22, 2008. On April 8, 2008, our Board of Directors determined that we should pursue all strategic alternatives, including a possible sale, and concluded that it was in the best interests of our stockholders to postpone the Annual Meeting until August 19, 2008, in order to pursue the alternatives. On April 16, 2008, Steel Partners II, L.P. (“Steel Partners”) filed a lawsuit in the Chancery Court of the State of Delaware requesting that the court order us to (i) conduct the Annual Meeting at the soonest practicable date and (ii) grant Steel Partners other relief deemed appropriate by the court. Subsequent to the Court determining that it would not expedite a trial date in this matter, the parties entered into a stipulation, approved by the Court, confirming that the meeting would be held no later than August 19, 2008. The Company’s Board of Directors continues to pursue all strategic alternatives to enhance stockholder value.

On July 24, we filed an application with the Delaware Court of Chancery to seek to postpone the Annual Meeting until November 19, 2008. Our Board of Directors approved this action in order to extend the time that the strategic process and associated negotiations and discussions may continue before the 2008 Annual Meeting, and in light of delays in the awarding of several major government contracts. The Court has not yet ruled on this request.

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

The credit agreement governing our financing contains representations, warranties and covenants that, among other things, limit our ability to: (1) incur additional indebtedness; (2) incur liens; (3) pay dividends or make other restricted payments; (4) make certain investments; (5) sell or make certain dispositions of assets or engage in sale and leaseback transactions; (6) engage in certain business activities; (7) engage in mergers, acquisitions or consolidations; and (8) enter into certain contractual obligations. In addition, the credit agreement contains customary financial covenants that we must comply with on a monthly basis. The credit agreement also contains financial covenants that we must comply with on a periodic basis relating to our cumulative sales levels and an annual capital expenditure threshold. We are in compliance with the terms of the credit agreement at June 30, 2008.

In the event of default under the terms of our credit facility, we may be required to negotiate changes to our financial covenants with, or to obtain waivers of certain of these covenants from, the lender or to negotiate replacement financing arrangements with one or more other financial institutions. If such actions become necessary, we believe that we will be able to negotiate such changes, waivers and/or replacement financings, but no assurance can be given that we will be successful or as to the terms of any such arrangements. At June 30, 2008, we had $7.9 million outstanding under our credit facility, as more fully described in Note 3. Debt to our Condensed Consolidated Financial Statements.

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

Not applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.	OTHER INFORMATION.

On April 8, 2008, we announced that our 2008 Annual Meeting of Stockholders has been postponed until August 19, 2008. On July 24, the Company filed an application with the Delaware Court of Chancery to seek to postpone the Annual Meeting until November 19, 2008. The Board approved this action in order to extend the time that the strategic process and associated negotiations and discussions may continue before the 2008 Annual Meeting, and in light of delays in the awarding of several major government contracts. The Court has not yet ruled on this request.

ITEM 6.	EXHIBITS.

Exhibit	Description
10.1	$86.2 million contract with the United States Army for Improved Outer Tactical Vests.

10.2	Fourth Amendment to Loan and Security agreement with LaSalle Business Credit, LLC.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POINT BLANK SOLUTIONS, INC.

Dated August 11, 2008	/s/ Larry Ellis
President and Chief Executive Officer (Principal Executive Officer)

Dated August 11, 2008	/s/ James F. Anderson
Chief Financial Officer, Senior Vice President and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit	Description
10.1	$86.2 million contract with the United States Army for Improved Outer Tactical Vests.

10.2	Fourth Amendment to Loan and Security agreement with LaSalle Business Credit, LLC.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.