Form 10-Q
period 2008-09-30
POINT BLANK SOLUTIONS, INC.
filed 2008-11-17
CIK 899166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

As of November 14, 2008, 51,346,602 shares of the Registrant’s common stock at $0.001 par value were outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$273	$213
Restricted cash	35,200	35,200
Accounts receivable, less allowance for doubtful accounts of $353 and $296, respectively	14,785	25,144
Inventories, net	49,306	43,550
Income tax receivables	12,072	20,285
Deferred income taxes	17,829	21,468
Prepaid expenses and other current assets	2,862	3,150

Total current assets	132,327	149,010

Property and equipment, net	11,076	5,967

Other assets:
Deferred income taxes	1,803	1,312
Deposits and other assets	115	78

Total other assets	1,918	1,390

Total assets	$145,321	$156,367

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$17,506	$16,254
Note payable	2,700	—
Accounts payable	17,656	15,416
Accrued expenses and other current liabilities	8,811	8,384
Reserve for class action settlement	39,372	39,372
Vest replacement program obligation	417	527
Employment tax withholding obligation	8,154	34,176

Total current liabilities	94,616	114,129

Long term liabilities:
Unrecognized tax benefits	11,060	11,134
Other liabilities	421	525

Total long term liabilities	11,481	11,659

Total liabilities	106,097	125,788

Commitments and contingencies	—	—
Minority and non-controlling interests in consolidated subsidiaries	92	406

Contingently redeemable common stock (related party)	19,326	19,326
Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 48,339,503 and 48,016,836 shares issued and outstanding, respectively	48	48
Additional paid in capital	89,635	84,552
Accumulated deficit	(69,877)	(73,753)

Total stockholders’ equity	19,806	10,847

Total liabilities and stockholders’ equity	$145,321	$156,367

See notes to condensed consolidated financial statements.

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Net sales	$30,327	$71,843	$91,314	$257,469
Cost of goods sold	26,973	60,367	79,508	210,515

Gross profit	3,354	11,476	11,806	46,954

Selling, general and administrative expenses	9,936	9,467	24,716	29,042
Litigation and cost of investigations	2,531	2,203	6,220	7,364
Employment tax withholding charge (credit)	37	—	(26,034)	(737)

Total operating costs	12,504	11,670	4,902	35,669

Operating income (loss)	(9,150)	(194)	6,904	11,285

Interest expense	281	185	674	465
Other (income) expense	(1)	30	(216)	16

Total other expense	280	215	458	481

Income (loss) before income tax expense (benefit)	(9,430)	(409)	6,446	10,804
Income tax expense (benefit)	(3,359)	(180)	3,134	4,317

Income (loss) before minority and non-controlling interests of subsidiaries	(6,071)	(229)	3,312	6,487
Less minority and non-controlling interests of subsidiaries	(302)	28	(564)	125

Net income (loss)	$(5,769)	$(257)	$3,876	$6,362

Basic and diluted earnings (loss) per common share	$(0.12)	$(0.01)	$0.08	$0.12

See notes to condensed consolidated financial statements.

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$3,876	$6,362
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	943	467
Amortization of deferred financing costs	88	49
Deferred income tax expense (benefit)	3,148	1,382
Gain on sale of fixed assets	(3)	—
Minority and non-controlling interests in consolidated subsidiaries	(564)	125
Equity based compensation	5,056	2,916
Changes in assets and liabilities:
Accounts receivable	10,359	11,852
Inventories	(5,756)	(6,549)
Income tax receivable	8,213	—
Prepaid expenses and other current assets	200	(1,086)
Deposits and other assets	(37)	15
Accounts payable	2,666	(821)
Accrued expenses and other current liabilities	426	(4,537)
Vest replacement program obligation	(110)	(1,972)
Income taxes payable	—	(1,255)
Unrecognized tax benefits	(74)	—
Employment tax withholding obligation	(26,022)	(737)
Other liabilities	(104)	(298)

Net cash provided by operating activities	2,305	5,913

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	4	—
Purchases of property and equipment	(3,553)	(3,677)

Net cash used in investing activities	(3,549)	(3,677)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(426)	(1,226)
Contribution from minority owners	250	—
Loan from minority owners	200	—
Net proceeds from revolving line of credit	1,252	7,842
Repayment on note payable—bank	—	(8,425)
Deferred financing costs	—	(343)
Net proceeds from exercise of stock warrants	28	—

Net cash provided by (used in) financing activities	1,304	(2,152)

Net increase in cash and cash equivalents	60	84

Cash and cash equivalents at beginning of year	213	177

Cash and cash equivalents at end of period	$273	$261

Supplemental cash flow information:
Property and equipment acquired by issuing a note payable	$2,500	$—

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

Note 2. INVENTORIES

The components of inventories as of September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008	December 31, 2007
Raw materials	$29,279	$26,414
Work in process	1,758	8,409
Finished goods	18,269	8,727

	$49,306	$43,550

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

On October 31, 2008, the Company entered into an amendment to the Credit Facility with its lender. That amendment provided for the lender to loan the Company $10 million for a three month period, bearing interest at the prime rate plus 0.25% (the “Term Loan”), the proceeds of which were used to pay down the Credit Facility. The structure of this amendment increased borrowing capacity of the Company under the Credit Facility to support its projected short-term working capital needs for manufacturing its current backlog. A third party provided a guarantee in support of the Term Loan and the Company has agreed to use the proceeds solely for the purpose of paying for raw material purchases, labor, packaging, shipping and supplies in connection with certain contracts with the U.S. military.

On November 12, 2008, the Company and its lender amended the Credit Facility. Under the terms of that amendment, the Company will not be subjected to the financial covenants as long as availability under the Credit Facility (as defined) is in excess of $4.0 million for each of the months ending September 30, 2008, October 31, 2008 and November 30, 2008, and following those periods in excess of $12.5 million.

Note Payable

In March 2008, the partner to the Lifestone Materials, LLC (“Lifestone”, See Note 8) contributed property and equipment to Lifestone in exchange for a $2,500 note payable. This loan bears interest at the prime rate plus .25%. Principal and interest are repaid on a quarterly basis from LifeStone’s available cash as determined by Lifestone’s partners.

Note 4. COMMITMENTS AND CONTINGENCIES

The Company refers to Item 3 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2007, for disclosures of legal proceedings. Information regarding commitments and contingencies should be read in conjunction with the audited consolidated financial statements and notes to those financial statements included in that Form 10-K.

Securities Class Action and Shareholder Derivative Action

We refer to Item 3 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2007, for a discussion of the securities class action and shareholder derivative action lawsuits filed against us and certain of our directors and officers, and the settlement of those suits, final approval of which was pending before the United States District Court, Eastern District of New York. On June 25, 2008, the Court approved the settlement. The Company has not admitted any wrongdoing. Both the derivative action and the securities class action have been appealed.

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

As of September 30, 2008 and December 31, 2007, the Company has recognized Employment Tax Withholding Obligations, including applicable penalties and interest related to this matter, totaling $8,154 and $34,176, respectively in the accompanying condensed consolidated balance sheets. The Company has been assessed for 2004 through 2006 $2.6 million for Social Security and Medicare taxes, penalties and interest related to the employees’ share of those obligations for the former senior management personnel. This amount is provided for in the accompanying financial statements.

The Company does not believe that it will be required to discharge the liabilities of former senior management personnel for income tax withholding obligations, based on communications with certain federal agencies. Moreover, to the extent that the Company is required to discharge employee income tax withholding obligations for other current and former employees, management is pursuing recovery of those amounts from the affected employees. In July 2006, Mr. Brooks, the Former Chief Executive Officer, signed a memorandum of understanding with the Company in which he represented, warranted and covenanted that he has paid (or will pay) all taxes (including, without limitation, federal and state, Social Security, Medicare, FICA or other withholding taxes or similar amounts) attributable to personal income received by him from the Company, including any fines, penalties or back taxes incurred by the Company solely as a result of personal income paid to him. The Company intends to pursue recovery from Mr. Brooks for any of the foregoing amounts ultimately due and payable by the Company to the taxing authorities. At September 30, 2008, the income tax withholding obligations that may be recoverable from former executive officers were $8,154.

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

Patents

On September 6, 2007, Christopher Van Winkle and David Alan Cox filed an action against the United States in the U.S. Court of Federal Claims alleging patent infringement and seeking compensation for the government’s alleged unlicensed use of their patent. The allegedly infringing products were purchased on behalf of the U.S. Army by the General Services Administration (“GSA”) from Point Blank Body Armor Inc., our subsidiary. The relevant contract with the GSA contains a patent infringement indemnity clause. On September 4, 2008, the United States settled with Christopher Van Winkle and David Alan Cox for $10,250,000. The Company expects the U.S. will make a claim for some portion of that amount against the Company. The Company intends to assert defenses. We cannot predict the timing or the outcome of this matter.

Tortious Interference

On April 7, 2008, Point Blank Body Armor filed suit against BAE Systems Specialty Defense Systems of Pennsylvania, Inc (“BAE”) and John Norwood in the Southern District of Florida for tortious interference with an advantageous business relationship. The suit alleges that John Norwood used confidential information regarding Point Blank Body Armor that he obtained while working as a program manager for the U. S. Army to the detriment of Point Blank Body Armor and the advantage of his new employer, BAE. In particular, the confidential information was used to interfere with Point Blank Body Armor’s relationship with one of its suppliers, which in turn interfered with its bid for the production of 230,000 IOTV’s pursuant to a request to submit a bid it had received from the U.S. Army.

Letters of Credit

As of September 30, 2008, the Company had open letters of credit for $626.

Note 5. EQUITY AWARDS

A total of 321,284 deferred stock awards were granted to executive officers and to members of the Board of Directors during the first nine months of 2008.

During the third quarter of 2008, employees (other than the executive officers of the Company) were allowed to convert their options, on a value for value basis, into deferred stock awards. There were 522,000 options exchanged into 385,558 deferred stock awards, with a vesting period of two years. Per the provisions of Financial Accounting Standards No. 123R, Share-Based Payment, no additional compensation charge was required to be recorded for this event.

On August 19, 2008, the shareholders elected a new board of directors in a contested election. As a result of this change in the Board of Directors, all stock options and deferred stock awards (except for 250,000 deferred stock award granted to executive management during 2008) were accelerated and became fully vested as of that date under the provisions of the Company’s stock option plans. Accordingly, this resulted in recognizing $2.9 million of additional equity-based compensation expense in the accompanying consolidated financial statements, representing the remaining unvested and unamortized fair value of the options and deferred stock awards.

During the first nine months of 2008, 247,709 shares of the Company’s common stock were issued to members of the Board of Directors. A total of 385,558 shares of the Company’s common stock will be issued to employees (other than executive management) pursuant to the terms of the 2005 and 2007 stock plans for the shares of stock associated with the deferred stock awards.

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

Basic income (loss) per common share calculations is based on the weighted average number of common shares outstanding during each period: 48,339,503 and 48,016,836 shares for the three and nine months ended September 30, 2008 and 2007 respectively. For the quarters ended September 30, 2008 and 2007, the common stock warrants are anti-dilutive.

The computation of basic and diluted income per common share is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Common Shareholders
Net income (loss)	$(5,769)	$(257)	$3,876	$6,362
Net income attributable to contingently redeemable common shares	—	—	(227)	(375)

Net income (loss) attributable to common shares	(5,769)	(257)	3,649	5,987

Weighted-average shares	48,339,503	48,016,836	48,339,503	48,016,836
Common stock equivalents—warrants	—	—	—	167,427

Weighted-average shares and common stock equivalents	48,339,503	48,016,836	48,339,503	48,184,263

Basic and diluted income (loss) per common share	$(0.12)	$(0.01)	$0.08	$0.12

Contingently redeemable common shares
Net income attributed to contingently redeemable shares	$—	$—	$227	$375

Divided by weighted-average shares	3,007,099	3,007,099	3,007,099	3,007,099

Basic and diluted income per common share	$—	$—	$0.08	$0.12

A total of 385,558 deferred stock awards (representing 385,558 shares common stock to be issued to employees other than executive management) have not been included in the computation of earnings per share for the three months ended September 30, 2008, because they are anti-dilutive.

Note 7. PROVISION FOR INCOME TAXES

The Company’s effective tax rate was 48.6% and 40.0% for the nine months ended September 30, 2008 and 2007, respectively. The Company’s effective tax rate differs from the statutory rate primarily due to state income tax expense and equity based and officer’s compensation in excess of the Internal Revenue Code Section 162 (m) limitation.

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

Note 9. RELATED PARTY

At the Meeting of Stockholders that was held on August 19, 2008, the Company elected a slate of directors that included two employees of Steel Partners II, L.P. (“Steel”). Historically the Company purchased raw materials from a supplier. Steel has an investment in that supplier of the Company as well as in the Company. During the period between August 19, 2008 through September 30, 2008, the Company purchased $1.2 million from that supplier, and the Company owed that supplier $2.2 million as of September 30, 2008, which is included in accounts payable in the accompanying condensed consolidated balance sheet.

Note 10. PROFORMA BALANCE SHEET

On June 25, 2008, the United States District Court, Eastern District of New York approved the settlement entered into in connection with the securities class action against the Company and certain individual defendants, as well as the related shareholder derivative action (see Note 4). The proforma balance sheet presented below was derived from the application of the pro-forma adjustments to the consolidated financial balance sheet of the Company to give effect to the final non appealable approval of the settlement and payment of the settlement consideration as of September 30, 2008 as if this event occurred effective September 30, 2008.

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

PROFORMA CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

SEPTEMBER 30, 2008

(In thousands, except share and per share data)

	As Reported	Proforma Adjustments		Proforma
ASSETS
Current assets:
Restricted cash	$35,200	$(35,200)	1)	$—
Other current assets	97,127	—		97,127

Total current assets	132,327	(35,200)		97,127

Non Current Assets	12,994	—		12,994

Total assets	$145,321	$(35,200)		$110,121

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Reserve for class action settlement	$39,372	$(39,372)	2)	$—
Other current liabilities	55,244	—		55,244

Total current liabilities	94,616	(39,372)		55,244
Total long term liabilities	11,481	—		11,481

Total liabilities	106,097	(39,372)		66,725

Minority and non-controlling interests in consolidated subsidiaries	92			92
Contingently redeemable common stock (related party)	19,326	(19,326)	3)	—
Stockholders’ equity:
Common stock	48	6	4)	54
Additional paid in capital	89,635	23,492	4)	113,127
Accumulated deficit	(69,877)	—		(69,877)

Total stockholders’ equity	19,806	23,498		43,304

Total liabilities and stockholders’ equity	$145,321	$(35,200)		$110,121

Proforma Adjustments:

1)	Restricted Cash (funded in 2006) used to liquidate portion of the reserve for class action settlement.
2)	Liquidate reserve for class action settlement by paying $35.2 million of restricted cash and the issuance of 3,184,713 shares of common stock (valued at $4,194,974 as of the date the settlement was entered into).
3)	Contingently redeemable stock reclassified to permanent equity.
4)	Recognize the impact on stockholder’s equity for issuance of common stock upon final settlement and for reclassification of contingently redeemable common stock to permanent equity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We derive substantially all of our revenue from sales of our products. Our ability to increase revenue levels is highly dependent on continued demand for body armor and projectile-resistant clothing. There is no assurance, however, that in the event that governmental agencies refocus their expenditures due to changed circumstances, that we will be able to diversify into alternate markets or alternate products, or that we will be able to increase market share through acquisitions of other businesses.

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

Inventories—Inventories are stated at the lower of cost (determined on the first-in, first-out basis) or market. An allowance for potential non-saleable inventory due to excess stock, obsolescence or defects in quality is based upon a detailed review of inventory components, past history, and expected future usage.

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

Result of Operations

The events that occurred in 2008 presented a significant challenge to our Company, Stockholders, Vendors, Directors and Management. Although we disclosed in previous annual and quarterly reports about the risks associated with our current business model, our dependence on government contracting for body armor, and the budgetary risks associated with our non-military customer base, it was difficult to anticipate the perfect storm in our industry. The significant delays in the military’s contracting for body armor and related products and in evaluations of incoming raw material quality assessments, the uncertainties in the transition from the current NIJ 05 standard to the NIJ 06 standard, the continuing and deepening economic challenges facing our country, as well as the crisis in the credit markets substantially reduced sales during 2008. While this storm created a difficult reporting period for us, we believe that it also highlighted the value and correctness of our Strategic Vision and Plan to build upon our current platform in a way that makes us less dependent on sales of body armor to the government.

The first nine months of the year were particularly difficult in the body armor industry. Lay-offs, plant closings, and other cost cutting measures were employed industry-wide in an attempt to cope with the dramatic down tick in sales. While we did take some cost cutting measures to include lay-offs and not replacing personnel that left the Company, we were able to find savings and manage our way through this difficult period without taking the draconian steps that would have adversely affected our ability to reach our normal capability quickly. By preserving important capabilities, we believe that we are in position to provide the US Army with vests to meet their Bridge Buy of 150,000 units, as well as the Outer tactical vest and the ballistic components order while at the same time completing our current and anticipated orders. We believe that we have the capacity and continue to pursue additional business consistent with our strategic plan.

Our current business plan and structure withstood a significant downturn. With the additional funding provided by our lender for the short-term period, we believe that we have sufficient access to capital to fund our operations. Our Company accomplished this in a period of dramatic decrease in sales and with continuing legacy costs that, are still significant. We believe that this reinforces the soundness of our Company and our strength as a solid platform for growth consistent with our Strategic Vision. Sales and backlog have increased significantly at the end of the Third Quarter and during the Fourth Quarter. In large part, this change is due to our successful proposal in the US Army’s Bridge Buy for 150,000 Improved Outer Tactical Vests, OTVs and ballistic components and we believe that sales will continue to grow in the Fourth Quarter.

NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2007

ANALYSIS OF NET SALES

Nine Months Ended September 30, 2008 and 2007

(In thousands)

	2008		2007		Dollar Change
Net sales
Military and Federal Government	$49,912	54.7%	$221,169	85.9%	$(171,257)
Domestic/Distributors	26,447	29.0%	30,213	11.7%	(3,766)
International	10,940	12.0%	526	0.2%	10,414
Sports and Health Products	4,599	5.0%	6,207	2.4%	(1,608)
Other	—	0.0%	46	0.0%	(46)

Total	91,898	100.6%	258,161	100.3%	(166,263)
Less Discounts, Returns and Allowances	584	0.6%	692	0.3%	(108)

Net Sales	$91,314	100.0%	$257,469	100.0%	$(166,155)

For the nine months ended September 30, 2008, our consolidated net sales were $91.3 million, a decrease of 64.5 % over consolidated net sales of $257.5 million for the nine months ended September 30, 2007. Soft and body armor products net sales decreased 65.3% from $251.9 million for the nine months ended September 30, 2007 to $87.3 million for the nine months ended September 30, 2008 due primarily to delays in military and contract awards. Over the last nine months, we had several solicitations extended, including for the 150,000 Improved Outer Tactical Vests (IOTV’s) contract. These delays have significantly affected net sales and results of operations. Because of the delay in the timing of such awards, revenues associated with such awards may be reflected in future periods, if at all. Additionally, during the first nine months of 2007, we targeted certain contract opportunities for aggressive pricing strategy.

For the nine months ended September 30, 2008, Domestic/Distributor sales were $26.4 million, a decrease of 12.5% from the comparable prior year period of $30.2 million. This decrease was due to the domestic/distributor market’s anticipation of the upcoming change in NIJ standards for soft body armor, as well as higher fuel costs and the economic downturn in the national economy, which had a direct impact on state and local governments’ spending.

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

For the nine months ended September 30, 2008, International sales were $10.9 million compared to $526,000 for the comparable period. This increase is due to contract awards for the soft and body armor products to the Middle East.

For the nine months ended September 30, 2008, Sports and Health Product sales were $4.6 million, a decrease of 25.9% over the comparable period. This decrease is due to a decline in revenues associated with a contract completed in early 2008 and the loss of a retail customer.

Gross profit for the nine months ended September 30, 2008 was $11.8 million (12.9% of net sales), as compared to $47.0 million (18.2% of net sales) for the same period in 2007. The decline in gross profit margin as a percentage of net sales is due primarily to lower volume as a result of delays in contract awards, constraints on price increases due to the competitive market, higher raw materials costs and under absorbed overhead costs as a result of our levels of production. To offset increases in raw material prices, we entered into a joint venture agreement on March 18, 2008 for the purpose of manufacturing woven ballistic fabric for our body armor products. As a result of this strategic action, we believe we are the only soft body armor manufacturer with a vertically-integrated weaving operation, which is intended to reduce material costs and allow us to competitively price our products to grow top line sales as well as improve our margins. Additionally, 50% of the operating results generated from the joint venture will be consolidated into our Consolidated Statement of Operations. In order to capture a greater share of this market, we adopted an aggressive pricing structure on certain military contracts. Improving gross profit margin will require passing on material cost increases to our customers, enhancing the manufacturing process, planning inventory purchases carefully and reducing costs. These initiatives will be balanced with a marketing and sales strategy that addresses an unusually competitive environment.

OPERATING COSTS

Nine Months Ended September 30, 2008 and 2007

(In thousands)

	2008	2007	Dollar Change
Selling and Marketing	$6,461	$6,965	$(504)
Research and Development	1,251	1,519	(268)
Equity-Based Compensation	5,056	2,916	2,140
Other General and Administrative	11,948	17,642	(5,694)

Selling, general and administrative expenses	24,716	29,042	(4,326)
Litigation and Cost of Investigations	6,220	7,364	(1,144)
Employment Tax Withholding Credit	(26,034)	(737)	(25,297)

Total Operating Costs	$4,902	$35,669	$(30,767)

Operating costs were $4.9 million or 5.4% of net sales for the nine months ended September 30, 2008 versus $35.7 million or 13.8% of net sales for the nine months ended September 30, 2007. The decrease in operating costs for the nine months ended September 30, 2008 of $30.8 million from the nine months ended September 30, 2007 was principally due to the following:

•

During the second quarter of 2008, the statute of limitations for the major portion of the 2004 employment tax withholding obligations expired. Accordingly, the charge and related liability originally recorded during 2004, totaling $26.1 million, was reversed during the second quarter of 2008. Operating costs for the first nine months of 2007 include a credit to earnings of approximately $.7 million for the employment tax withholding obligation relating to that period.

•

The decrease in operating costs during the third quarter of 2008 was partially offset by an increase in equity-based compensation of $2.9 million due to a change in the majority of the Board of Directors of the Company. At the Annual Meeting of Stockholders that was held on August 19, 2008, five nominees from Steel Partners II, L.P. were elected to the Board of Directors of the Company. This change triggered an acceleration of the equity-based compensation expense and the total unvested and unamortized fair value of the equity-based compensation became vested immediately and was expensed in the accompanying financial statements.

•

Lower general and administrative expenses due mainly to lower legal and professional fees in 2008 compared to 2007 of $2.8 million. Additionally, there was a decrease in salaries of approximately $2.3 million principally due to reductions in incentive compensation and personnel.

•

Lower litigation and costs of investigations expenses. We will continue to incur costs associated with the investigations described in Part II, Item 1 of this Form 10-Q in future periods and these costs could be material.

Interest expense for the nine months ended September 30, 2008 was $0.7 million compared to $ 0.5 for the same period in 2007. The increase is attributable to higher outstanding balances in our revolving line of credit for the nine month period ended September 30, 2008 compared to the same period in 2007. In addition, interest expense was incurred during 2008 on the $2,500 note payable for Lifestone.

Our effective tax rate was 48.6% and 40.0% for the nine months ended September 30, 2008 and 2007, respectively. The effective tax rate differs from the statutory rate primarily due to state income tax expense and equity based and officer’s compensation in excess of the Internal Revenue Code Section 162 (m) limitation.

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

THREE MONTHS ENDED SEPTEMBER 30, 2008, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007

ANALYSIS OF NET SALES

Three Months Ended September 30, 2008 and 2007

(In thousands)

	2008		2007		Dollar Change
Net sales
Military and Federal Government	$9,619	31.7%	$61,681	85.9%	$(52,062)
Domestic/Distributors	9,375	30.9%	7,922	11.0%	1,453
International	9,959	32.8%	50	0.1%	9,909
Sports and Health Products	1,503	5.0%	2,352	3.3%	(849)
Other	—	0.0%	14	0.0%	(14)

Total	30,456	100.4%	72,019	100.2%	(41,563)
Less Discounts, Returns and Allowances	129	0.4%	176	0.2%	(47)

Net Sales	$30,327	100.0%	$71,843	100.0%	$(41,516)

For the three months ended September 30, 2008, our consolidated net sales were $ 30.3 million, a decrease of 57.8% over consolidated net sales of $71.8 million for the three months ended September 30, 2007. Soft and Body armor products net sales decreased 58.4% from $69.7 million for the three months ended September 30, 2007 to $29.0 million for the three months ended September 30, 2008 due primarily to delays in military and contract awards. We had several solicitations extended, including for the 150,000 Improved Outer Tactical Vests (IOTV’s) contract. These delays have significantly affected net sales and results of operations. Because of the delay in the timing of such awards, revenues associated with such awards may be reflected in future periods, if at all.

For the three months ended September 30, 2008, Domestic/Distributor sales were $9.4 million, an increase of 18.3% from the comparable prior year period of $7.9 million. These represent sales to wholesalers, non-military and non-federal buyers. This category of sales allows us to diversify our revenue base. We plan to focus our marketing efforts on this customer category going forward.

For the three months ended September 30, 2008, International sales were $10.0 million compared to $0.1 million for the comparable period. This increase is due to contract awards for the soft and body armor products to the Middle East.

For the three months ended September 30, 2008, Sports and Health Product sales were $1.5 million, a decrease of 36.1 % over the comparable period. This decrease is due to a decline in revenues associated with a contract completed in early 2008 and the loss of a retail customer.

Gross profit for the quarter ended September 30, 2008 was $3.4 million (11.1% of net sales), as compared to $11.5 million (16.0% of net sales) for the three months ended September 30, 2007. The decline in gross profit margin as a percentage of net sales is due primarily to lower volume as a result of delays in contract awards, constraints on price increases due to the competitive market, higher raw materials costs and overhead costs incurred and not capitalized resulting from lower production levels. To offset increases in raw material prices, we entered into a joint venture agreement on March 18, 2008 for the purpose of manufacturing woven ballistic fabric for our body armor products. As a result of this strategic action, we believe we are the only soft body armor manufacturer with a vertically-integrated weaving operation, which is intended to reduce material costs and allow us to competitively price our products to grow top line sales as well as improve our margins. Additionally, 50% of the net income generated from the joint venture will be accretive to our earnings. In order to capture a greater share of this market, we adopted an aggressive pricing structure on certain military contracts. Improving gross profit margin will require passing on material cost increases to our customers, enhancing the manufacturing process, planning inventory purchases carefully and reducing costs. These initiatives will be balanced with a marketing and sales strategy that addresses an unusually competitive environment.

OPERATING COSTS

Three Months Ended September 30, 2008 and 2007

(In thousands)

	2008	2007	Dollar Change
Selling and Marketing	$2,030	$2,033	$(3)
Research and Development	466	543	(77)
Equity-Based Compensation	3,341	1,212	2,129
Other General and Administrative	4,099	5,679	(1,580)

Selling, general and administrative expenses	9,936	9,467	469
Litigation and Cost of Investigations	2,531	2,203	328
Employment Tax Withholding Credit	37	—	37

Total Operating Costs	$12,504	$11,670	$834

Operating costs were $12.5 million or 41.2% of net sales for the three months ended September 30, 2008 as compared to $11.7 million or 16.2% of net sales for the three months ended September 30, 2007. The increase in expenses for the three months ended September 30, 2008 of $.8 million from the three months ended September 30, 2007 was principally due to the following:

•

The increase in operating costs during the third quarter of 2008 was mainly due to an increase in equity-based compensation of $2.9 million due to a change in the majority of the Board of Directors of the Company. At the Annual Meeting of Stockholders that was held on August 19, 2008, five nominees from Steel Partners II, L.P. were elected to the Board of Directors of the Company. This change triggered an acceleration of the equity-based compensation expense and the total unvested and unamortized fair value of the equity-based compensation became vested immediately and was expensed in the accompanying financial statements.

•

Higher litigation and cost of investigations expenses for the quarter, as a result of ongoing legal proceedings and the contested board election. We will continue to incur costs associated with the investigations described in Part II, Item 1 of this Form 10-Q in future periods and these costs could be material.

•

The increase in operating expenses were partially offset by lower general and administrative expenses due mainly to lower legal and professional fees in 2008 compared to 2007 of $.6 million. Additionally, compensation expense decreased by $.7 million principally due to reductions in incentive compensation and personnel.

Interest expense for the three months ended September 30, 2008 was $0.3 million compared to $0.2 for the same period in 2007.

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

Liquidity and Capital Resources

We intend to fund our cash requirements with cash flows from operating activities and, when necessary, borrowings under our Credit Facility, as amended. As of September 30, 2008, our working capital was approximately $37.7 million compared to $34.9 million at December 31, 2007. The increase in working capital at September 30, 2008, as compared to December 31, 2007 is mainly due to the reduction in the employment tax withholding obligation of approximately $26.1 million. This reduction was partially offset by lower levels of accounts receivable (due to cash collections and lower levels of sales); tax asset accounts; refunds of income taxes; and funding our investment in Lifestone Materials.

The accounts receivable days outstanding decreased to 30 days at September 30, 2008 as compared to 36 days at December 31, 2007. This change in days outstanding was primarily due to an improvement in collections of receivables from our customers.

In order to meet the demands for working capital, we maintain a revolving credit line with a major financial institution, which is discussed below. The purpose of this facility is to provide liquidity when needed, on a short term basis. Our major material suppliers’ payment terms are normally 7 to 30 days from date of purchase, and our terms with customers range between 30 to 60 days from the date of sale. Any shortfall in working capital may lead us to borrow under our revolving credit line to maintain liquidity.

We entered into an Amended and Restated Loan and Security Agreement (“Credit Facility”) with our lender in 2007. The Credit Facility provides for a three-year, $35 million revolving credit line available to the Company’s subsidiaries, jointly and severally, bearing interest at the prime rate plus 0.25% or, at our option, LIBOR plus 2.25%. Borrowings are available in the form of advances or letters of credit granted or issued against a percentage of the Company’s subsidiaries’ eligible accounts receivable and eligible inventory. In accordance with the terms of our Credit Facility, we revised the financial covenants to include (1) minimum net worth, (2) fixed charge coverage ratio, (3) minimum consolidated earnings before interest, taxes, depreciation, amortization, non-cash compensation, litigation and cost of investigations and restructuring charges, and (4) maximum capital expenditures, all as defined. The revolving credit line is secured by substantially all of our assets.

On October 31, 2008, we entered into an amendment to the Credit Facility with its lender. That amendment provided for the lender to loan us $10 million for a three month period, bearing interest at the prime rate plus 0.25%, the proceeds of which were used to pay down the Credit Facility. The structure of this amendment increased our borrowing capacity under the Credit Facility to support our projected short-term working capital needs for manufacturing our current backlog. A third party provided a guarantee in support of the term loan and we agreed to use the term loan proceeds solely for the purpose of paying for raw material purchases, labor, packaging, shipping and supplies in connection with certain contracts with the U.S. military.

On November 12, 2008, we and our lender amended the Credit Facility. Under the terms of that amendment, we will not be subjected to the financial covenants as long as availability under the Credit Facility (as defined) is in excess of $4.0 million for each of the months ending September 30, 2008, October 31, 2008 and November 30, 2008, and following those periods in excess of $12.5 million.

In March 2008, the partner to the Lifestone Materials, LLC (“Lifestone”) contributed property and equipment to Lifestone in exchange for a $2,500 note payable. This loan bears interest at the Prime rate plus .25%. Principal and interest are repaid on a quarterly basis from Lifestone’s available cash as determined by Lifestone’s partners.

Our capital expenditures for the nine months ended September 30, 2008 were approximately $3.6 million (which includes $2.5 million of property and equipment acquired through the Lifestone joint venture), compared to $3.7 million for the nine months ended September 30, 2007. Our capital budget is intended to replace fixed asset equipment as needed and to take advantage of technological improvements that would improve productivity. Beginning in the second quarter of 2007, we increased capital expenditures to improve our systems for inventory control, manufacturing and accounting processes. These expenditures will continue in subsequent periods. We anticipate our capital expenditures for the remainder of 2008 to be approximately $0.6 million.

We believe that the existing Credit Facility, as amended, together with funds generated from operations and income tax refunds, will be adequate to sustain operations, including projected capital expenditures, for the foreseeable future. There can be no assurance that we will be able to obtain increases in our Credit Facility if needed. We may be required to explore other potential sources of financing (including the issuance of equity securities and, subject to the consent of our lender, other debt financing) if we experience escalating demands for our products or delays in sales. However, there can be no assurance that such sources will be available or, if available, provide terms satisfactory to us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not issue or invest in financial instruments or their derivatives for trading or speculative purposes. Our market risk is limited to fluctuations in interest rates pertaining to our borrowings under our Credit Facility, as amended. We therefore are exposed to market risk from changes in interest rates on funded debt. We can borrow at the prime rate plus 0.25% or LIBOR plus 2.25%. Any increase in these reference rates could adversely affect our interest expense. Our current credit agreement provides for the establishment of performance pricing to be established at a future date. The extent of market rate risk associated with fluctuations in interest rates is not quantifiable or predictable because of the volatility of future interest rates and business financing requirements. We do not use derivative products to hedge or mitigate interest rate risk.

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

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of September 30, 2008. Our principal executive and financial officers supervised and participated in the evaluation. Based on the evaluation, and in light of the previously identified material weaknesses in internal control over financial reporting, as of December 31, 2007, described within the 2007 Annual Report on Form 10-K, our principal executive and financial officers each concluded that, as of September 30, 2008, our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) form and rules.

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

•

We implemented environmental controls to ensure the integrity and reliability of the data. We developed a detailed IT strategic plan and formal policies and procedures, which we believe clearly define segregation of duties and external review of IT compliance issues.

•

We defined and implemented access controls to financial reporting applications and data. Specific controls include restricted access to programs and data. A periodic review and monitoring of such access within clearly defined policies and procedures has also been implemented.

•	Controls have been implemented to ensure that IT program and data changes are adequately tested for accuracy, appropriate implementation and authorized by our change management process.

•

We established operational controls to ensure that the Company has the ability to process, retrieve and protect its computer programs and data. Specifically, adequate backups on a periodic basis have been established. A disaster contingency plan has also been implemented to deal with unplanned interruptions.

•	We hired a highly qualified Controller/Director of Financial Reporting, who is a Certified Public Accountant with over twenty years of experience in both public and corporate accounting.

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

We refer to Item 3 of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, for a description of legal proceedings outstanding at the time of the filing of that report as to which no material developments occurred during the nine months ended September 30, 2008.

Securities Class Action and Shareholder Derivative Action

We refer to Item 3 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2007, for a discussion of the securities class action and shareholder derivative action lawsuits filed against us and certain of our directors and officers, and the settlement of those suits, final approval of which was pending before the United States District Court, Eastern District of New York. On June 25, 2008, the Court approved the settlement. The Company has not admitted any wrongdoing. Both the derivative action and the securities class action settlements have been appealed.

Patents

On September 6, 2007, Christopher Van Winkle and David Alan Cox filed an action against the United States in the U.S. Court of Federal Claims alleging patent infringement and seeking compensation for the government’s alleged unlicensed use of their patent. The allegedly infringing products were purchased on behalf of the U.S. Army by the General Services Administration (“GSA”) from Point Blank Body Armor Inc., our subsidiary. The relevant contract with the GSA contains a patent indemnity clause. On September 4, 2008, the United States settled with Christopher Van Winkle and David Alan Cox for $10,250,000. We expect the U.S. will make a claim for some portion of that amount against us. We intend to assert defenses. We cannot predict the timing or the outcome of this matter.

Tortious Interference

On April 7, 2008, Point Blank Body Armor filed suit against BAE Systems Specialty Defense Systems of Pennsylvania, Inc (“BAE”) and John Norwood in the Southern District of Florida for tortious interference with advantageous business relationship. The suit alleges that John Norwood used confidential information regarding Point Blank Body Armor that he obtained while working as a program manager for the U. S. Army to the detriment of Point Blank Body Armor and the advantage of his new employer, BAE. In particular, the confidential information was used to interfere with Point Blank Body Armor’s relationship with one of its major suppliers, which in turn interfered with its bid for the production of 230,000 IOTV’s pursuant to a request to submit a bid it had received from the U.S. Army.

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

Recent turmoil in the credit markets and the financial services industry may negatively impact our business, results of operations, financial condition or liquidity.

Recently, the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. While the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on our liquidity and financial condition if our ability to obtain credit from trade creditors were to be impaired. In addition, the recent economic crisis could also adversely impact some of our customers’ ability to finance the purchase of systems from us or our suppliers’ ability to provide us with product, either of which may negatively impact our business and results of operations.

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

As a contractor to the U.S. government, we must comply with laws and regulations relating to the formation, administration and performance of the federal government contracts that affect how we do business with our U.S. government customers and may impose added costs on our business. These rules generally favor the U.S. government’s contractual position. For example, these regulations and laws include provisions that subject our federal government contracts to protest or challenge by unsuccessful bidders and unilateral termination, reduction or modification by the U.S. government, including requiring certain manufacturing or operating standards. Failure to comply with these or other laws and regulations could result in contract termination, suspension or debarment from contracting with the federal government, civil fines and damages and criminal prosecution and penalties, any of which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

We rely on certain vendors to supply us with ballistics materials and to sew non-ballistic products that if we were unable to obtain could adversely affect our business.

We have relationships with key ballistic and non-ballistic materials vendors, as well as with key subcontractors who sew certain of our non-ballistic products. We also rely on suppliers for vendor trade creditor financing for our purchases of products from them. Any inability to obtain materials or services in the volumes required and at competitive prices from our major trading partners, the loss of any major trading partner, or the discontinuation of vendor financing may seriously harm our business because we may not be able to manufacture and sell our customers products on a timely basis in sufficient quantities or at all. Other factors, including reduced access to credit by our vendors resulting from economic conditions, may impair our vendors’ ability to provide products in a timely manner or at competitive prices. We also rely on other vendors for critical services such as transportation, supply chain and professional services. Any negative impacts to our business or liquidity could adversely impact our ability to establish or maintain these relationships.

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

We are substantially dependent on the personal efforts and abilities of General Larry Ellis, our President and CEO; James F. Anderson, our CFO; and Samuel White, our Executive Vice President Global Sales, Marketing and Research and Development. General Larry Ellis, our President and CEO, has assumed the COO functions following the resignation of our former COO, John C. Siemer, as of October 3, 2008. Our relationship with certain of our customers, particularly the U.S. military, is substantially dependent on certain of our management personnel. Changes to our executive officers or the inability to retain our key personnel could delay the development and introduction of new products, harm our ability to sell our products and damage the image of our brands and negatively impact our credibility with key customers. We believe that retention of our key personnel is critical to executing our business strategy and our operations going forward and the failure to retain our key personnel may impact our financial condition and results of operations

We have launched and expect to continue to launch strategic and operational initiatives which if not successful could adversely affect our business.

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

The credit agreement governing our financing contains representations, warranties and covenants that, among other things, limit our ability to: (1) incur additional indebtedness; (2) incur liens; (3) pay dividends or make other restricted payments; (4) make certain investments; (5) sell or make certain dispositions of assets or engage in sale and leaseback transactions; (6) engage in certain business activities; (7) engage in mergers, acquisitions or consolidations; and (8) enter into certain contractual obligations. In addition, the credit agreement contains customary financial covenants that we must comply with on a monthly basis. The credit agreement also contains financial covenants that we must comply with on a periodic basis relating to our cumulative sales levels and an annual capital expenditure threshold. We are in compliance with the terms of the credit agreement at September 30, 2008.

In the event of default under the terms of our credit facility, we may be required to negotiate changes to our financial covenants with, or to obtain waivers of certain of these covenants from, the lender or to negotiate replacement financing arrangements with one or more other financial institutions. If such actions become necessary, we believe that we will be able to negotiate such changes, waivers and/or replacement financings, but no assurance can be given that we will be successful or as to the terms of any such arrangements. At September 30, 2008, we had $17.5 million outstanding under our credit facility, as more fully described in Note 3. Debt to our Condensed Consolidated Financial Statements. Additionally, as of October 31, 2008, as more fully described in Note 3. Debt to our Condensed Consolidated Financial Statements, the Company has a 90-day term loan for $10 million with its lender. While we believe we will be able to pay the term loan on a timely basis, no assurances can be given that we will be successful or that we will be able to extend the term of the term loan.

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

The Company’s Annual Meeting of Shareholders was held on August 19, 2008 (the “Annual Meeting”). At the close of business on the record date for the meeting (which was July 29, 2008), there were 51,140,169 shares of Common Stock outstanding and entitled to vote at the meeting. Holders of 40,735,520 shares of Common Stock (representing a like number of votes) were present at the meeting, either in person or by proxy.

In the contested election at the Annual Meeting, the following individuals were elected to the Company’s Board of Directors to hold office for a term of one year and until their respective successors are duly elected and qualified, by the following vote:

Nominee	In Favor	Withheld
James R. Henderson	33,227,638	173,362
Terry R. Gibson	33,222,438	178,562
Merrill A. McPeak	33,223,213	177,787
Bernard C. Bailey	33,222,388	178,612
Robert Chefitz	33,221,838	179,162
Martin R. Berndt	6,995,140	339,380
Maurice Hannigan	6,993,490	341,030

The following individuals were not elected to the Company’s Board of Directors:

Nominee	In Favor	Withheld
William P. Campbell	6,988,990	345,530
Larry Ellis	6,984,990	349,530
David Bell	6,976,490	358,030
Jack A. Henry	6,985,890	348,630
Suzanne M. Hopgood	6,973,540	360,980

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS.

Exhibit	Description
10.1	Sixth Amendment to Loan and Security agreement, dated October 31, 2008 with Bank of America N.A.

10.2	Seventh Amendment to Loan and Security agreement, dated November 12, 2008 with Bank of America N.A.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POINT BLANK SOLUTIONS, INC.

Dated November 17, 2008	/s/ Larry Ellis
President and Chief Executive Officer (Principal Executive Officer)

Dated November 17, 2008	/s/ James F. Anderson
Chief Financial Officer, Senior Vice President and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit	Description
10.1	Sixth Amendment to Loan and Security agreement, dated October 31, 2008 with Bank of America N.A.

10.2	Seventh Amendment to Loan and Security agreement, dated November 12, 2008 with Bank of America N.A.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.