Form 10-K
period 2008-12-31
POINT BLANK SOLUTIONS, INC.
filed 2009-03-17
CIK 899166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Large accelerated filer  ☐                     Accelerated filer  ☑

Non-accelerated filer  ☐ (Do not check if a smaller reporting company)                     Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    YES  ☐    NO  ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates computed by reference to the price at which the stock was last sold, or the average bid and asked price of such stock, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $77,706,367. This disclosure excludes 28,780,136 shares of Registrant’s common stock held by directors, executives, officers and our former Chairman and Chief Executive Officer and his spouse. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control of the Registrant.

The number of shares of Registrant’s common stock outstanding as of March 14, 2009 was 51,446,585.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

General

Incorporated in 1994, Point Blank Solutions, Inc. (PBSI) is a leading manufacturer and provider of bullet, fragmentation and stab resistant apparel and related ballistic accessories, which are used domestically and internationally by military, law enforcement, security and corrections personnel, as well as government agencies. Since 1998, PBSI has supplied over 80% of U.S. military soft body armor vest requirements to protect Soldiers and Marines around the world. PBSI and its subsidiaries Point Blank Body Armor (PBBA) and Protective Apparel Corporation of America (PACA) are major players in the domestic law enforcement market with broad brand recognition and a best value reputation. Products are sold through a variety of means, including direct sale contracts, a corporate sales force, sales agents and a network of distributors.

Lifewear Technologies (LWT), another subsidiary company, manufactures and distributes sports medicine, health support and other products, including a variety of knee, ankle, elbow, wrist and back supports and braces that assist serious athletes, weekend sports enthusiasts and general consumers in their respective sports and everyday activities. Among the current retailers of LWT products are WalMart, Long Drugs, Walgreens and the Army Air Force Exchange System.

LifeStone Materials in Anderson, SC is a newly formed joint venture with an experienced international weaving company that provides the first integrated ballistic material weaving capability in the body armor industry. LifeStone Materials has already supported two First Article Test approved packages with ballistic fabric, and is currently being used in military and foreign military sales products.

Our Strategy

In 2008, PBSI overcame numerous delays in major Government contracts, delayed implementation of new body armor standards from the National Institute of Justice (NIJ), and the resultant decreased military and domestic sales. During the fourth quarter, the Company was producing body armor for every government contract, shipping over $70 million in products while remaining one of the largest suppliers to the law enforcement market. PBSI emerged successfully to become SEC compliant and restated three years of financial results, and filed all required SEC filings for calendar years 2006, 2007, and 2008. International sales increased from $0.7 million to $25 million. In the end, the impact of decreased military sales, domestic sales, and continued legacy costs resulted in a down year.

The Company is positioning itself to return to profitability by virtue of increased sales, decreased operating costs and resolution of many of its legacy issues. The strategic plan, first developed in 2007, continues to be guided by PBSI’s vision to be the global leader in safety apparel and protective solutions. The plan’s annual objectives will be achieved through the disciplined and aggressive execution of a value enhancement strategy. The Company’s strategy has five major components that will guide operations in 2009:

Grow organically by winning larger military contracts, increasing market share in the civil and international markets, and further integrating into the raw materials market.

•	Continue to pursue business opportunities with all branches of the U.S. Armed Forces.

•	Further expand our domestic law enforcement market share through offering unique protective capabilities and designs targeted at fulfilling new certification requirements.

•	Continue international sales growth by targeting emerging markets and global opportunities.

•	Maintain market dominance through innovation and continued research and development excellence.

Innovate to achieve a competitive advantage.

•	Lead the industry in designs that meet the new National Institute of Justice certification standards while preserving weight and costs.

•	Work closely with our Military customers to develop the next generation of body armor for the U.S. Armed Forces.

•	Team with LifeStone Materials to develop innovative material solutions to enhance ballistic protection.

Improve cost position through operational excellence and disciplined business decision making.

•	Increase operating effectiveness by lean manufacturing processes and practicing continuous quality improvement.

•	Continue to reduce overhead costs and increase yield from raw material.

•	Invest in modernized machinery to increase output and productivity.

Pursue strategic ventures to expand our service offering and diversify into related growth markets.

•	Continue to grow LifeStone Materials as an expansion of our core competencies in the weaving market.

•	Seek business opportunities along the value chain that will enhance our market leading positions, expand our product offerings and open up new channels for growth and profitability.

Increase shareholder value by improving financial health and enhancing profitability.

•	Control professional service fees and other non-contributory expenses as we work through and resolve the legacy issues.

•	Decrease loan balance and increase cash availability.

•	Relist on a national securities exchange.

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

Update on Regulatory Issues

SEC Investigation

We have been subject to a joint investigation by the Securities and Exchange Commission (“SEC”) and the United States Attorney’s Office (“USAO”) for the Eastern District of New York. These investigations stem from alleged accounting irregularities associated with our financial statements for the years ended December 31, 2003 and 2004 and interim periods during 2005.

We believe that the investigation by the USAO is completed now that the grand jury has brought an indictment against our former Chief Financial Officer Dawn Schlegel and our former Chief Operating Officer Sandra Hatfield, and a superseding indictment against our former Chief Executive Officer David Brooks and Ms. Hatfield. The Company cooperated in the investigation and continues to cooperate with the USAO as it prepares for the criminal trials of Mr. Brooks and Ms. Hatfield, which are scheduled to proceed in September 2009. The Company is also engaged in ongoing discussions with the USAO concerning a potential non-prosecution agreement for the Company.

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

Products and Markets

BODY ARMOR

Our body armor products and related accessories protect individuals from bodily injury and death from multiple threats, including bullets, knives, and other sharp instruments and shrapnel fragments. We design, build and sell advanced systems that safeguard users from specific threats as well. Our designs are generally either concealed under the uniform or worn as part of a tactical outer garment based on mission and operating environment. Our products are designed for domestic and international military and law enforcement customers.

MILITARY:

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

We manufacture and supply the Interceptor™ OTV to the U.S. military through contracts with the U.S. Department of Defense (the “DOD”) and pursuant to standard purchasing contracts of a type issued by the GSA. We developed multiple models of the Interceptor™ OTV customized to meet mission requirements. Since the development of the Interceptor™ OTV, we have delivered over 1.5 million Interceptor™ OTV’s and Improved Outer Tactical Vests (IOTV’s) to the U.S. Military. In August 2008, we won a $22.2 million contract to produce 45,000 Interceptor OTVs for the U.S. Department of Defense Logistics Agency (DLA). This contract was completed in February 2009. In October 2008, we won a $31 million delivery order to supply Interceptor OTV ballistic components to meet a requirement from the U.S. Army. This contract is in progress and we expect it to be completed by May 2009.

In 2006, we designed, produced and began marketing the Enhanced Side Ballistic Insert (the “ESBI”) to be used with the Interceptor™ OTV. We developed this new system to defeat an adaptive enemy evolving tactics against our Soldiers and Marines. Since its introduction, we have sold over 700,000 ESBIs.

Also during 2006, we helped develop the Interceptor™ OTV Conversion Kits (the “Conversion Kits”) to be used with the Interceptor™ OTV. The Conversion Kits consist of a base outer shell carrier, ballistic yoke and collar, ballistic groin protector and ballistic throat protector. The U.S. Army awarded us an indefinite delivery/indefinite quantity contract in August 2006 for Conversion Kits with a maximum value of $169 million over a three-year period. Our initial delivery order pursuant to this contract was for $37 million, which we completed in the second quarter of 2007. As of December 31, 2008, we have received $39 million in orders for OTV Conversion Kits. There can be no assurance of any level of future orders by the U.S. Army under this contract.

In 2007, we continued to develop body armor solutions for the U.S. military and assisted the U.S. Army, especially through Engineering Change Proposals (“ECP”), in the design of the Interceptor™ Improved Outer Tactical Vest (“IOTV”), which provides increased levels of protection in a lighter, more flexible and more comfortable version. The U.S. Army awarded Point Blank a $52.7 million contract for 75,000 IOTVs in May 2007 which we completed ahead of schedule in February 2008. In July 2008, the Army once again turned to Point Blank to produce another 150,000 IOTVs at a value of $86.2 million, with completion of that contract projected to be April 2009.

The IOTV is a U.S. Army proprietary design and can only be sold to the U.S. military through the contract process. Our military vest product line includes: the International Interceptor, with features and protection similar to the IOTV: the Frontier, our new mid-range, high efficiency tactical vest, and the PACA International vest, our basic lighter weight plate carrier designs.

LAW ENFORCEMENT:

We manufacture and distribute a large variety of standard and specialized products to the law enforcement community, including police, federal agencies, corrections officers and security guards. We test these and our other vests in our own advanced technology center, as well as in independent U.S. test laboratories, to ensure that we meet or exceed National Institute of Justice (“NIJ”) standards. We sell products to our customers directly through our sales force and through an extensive network of distributors.

While tactical vests are in demand, the majority of our sales are concealable vests, which are sold to federal, state and local law enforcement. These vests are individually sized to provide the optimal fit and protection. We also make body armor products that are used by personnel in corrections facilities and other law enforcement employees who are exposed to threats primarily from knives and other sharp instruments. These vests are constructed with special blended fabrics, stainless steel and flexible woven fabrics, and are available in both concealable and tactical models. Our body armor products also include tactical police jackets, unique vests for special agents, corrections vests and K-9 protection.

In 2008, we featured new electro-shock weapon protection technology in our top of the line Vision ™ concealable vests, providing the only source for body armor that protects from both bullets and electro-shock weapons.

INTERNATIONAL:

We increased our international sales from $0.7 million in 2007 to $25 million in 2008, based largely on PACA winning two major contracts to outfit Iraqi Security Forces. International law enforcement sales also increased as we expanded our international presence at major international trade shows and by hiring a dedicated international sales team. We began to compete for NATO contracts in late 2008.

While we sell the same products internationally that we do domestically, our International Interceptor, Frontier, and PACA International vests are all targeted specifically at the international tactical body armor market. Additionally, our concealable line of body armor competes very well overseas. We continue to seek out opportunities to increase our chances of winning major contracts.

PROTECTIVE APPAREL

Our sports medicine, health support and other products include a variety of knee, ankle, elbow, wrist and back supports and braces, along with athletic tape, support bandages, and hot/cold therapy products that assist serious athletes, weekend sports enthusiasts and general consumers in their respective sports and everyday activities. A percentage of the sports medicine, health supports and protective product sales are protective knee and elbow pads sold to the U.S. military pursuant to our marketing and distribution methods discussed above.

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

Weaving

In 2008, Point Blank entered the woven ballistic material market by partnering to create LifeStone Materials, based in Anderson, SC. LifeStone Materials became a fully operational weaving company in late 2008, producing materials that have passed military First Article Testing. Production continues, with plans to expand the available product line greatly in 2009.

Perhaps most important, working with LifeStone Materials has provided invaluable insight into research and development of the weaving function into our production pipeline.

Research and Development

Our research and development program is a key element in our effort to maintain and improve our position in the market for protective body armor. We are constantly exploring new and innovative solutions to meet the threats encountered by our customers. It is our goal to remain an industry leader in research and development.

To further our research and development goals, we opened our technology center in 2005. Our technology center has allowed us to refine our testing and evaluation of new ballistic materials and to develop and evaluate products and materials in a shorter period of time than previously possible. This capability has been essential in preparing ballistic packages capable of meeting the new NIJ 06 certification standards scheduled to take effect in the 2nd Quarter of 2009.

Our laboratory is equipped with two ranges to perform testing of standard and nonstandard threats that may exceed NIJ and international requirements. We believe this commitment to research and development allows for the rapid development of products to meet the evolving needs of the marketplace.

Research and development personnel have an aggregate of over 100 years of research and development experience, including more than 40 years of experience with NIJ certification requirements. Many research and development personnel previously held positions of significant responsibility with other companies in the industry. Research and development projects in the past have ranged from internally-funded efforts as well as government-funded efforts under fixed price government contracts. Collaborative efforts to customize products for specific customers are an important part of the research and development process, resulting in new products such as the ESBI and electro-shock protective vest linings.

Research and development expenses (materials, salaries, and ballistic testing) are included in selling, general and administrative expenses as incurred. For the years ended December 31, 2008, 2007 and 2006, research and development expenses were approximately $1.7 million, $1.9 million and $1.7 million, respectively.

Raw Materials and Manufacturing

We manufacture all of our bullet, fragmentation and stab-resistant products. Most of the raw materials used in the manufacture of ballistic-resistant garments consist of fabrics, which are patented by major corporations and purchased from weaving companies like LifeStone Materials. We have agreements with these suppliers that assures us a reasonable level of supply and pricing. Additionally, we are developing alternative solutions that limit our dependency on a single raw material or product.

During the period from 2005 through 2008, shortages of required raw materials limited our ability to fully meet the demand for our products. We mitigated the impact of these raw materials shortages by using a variety of ballistic fibers, a process called hybridization, instead of relying on a single fiber in our products. Even when using a variety of fibers, however, the impact of shortages was not completely eliminated due to limits on the availability of individual ballistic fibers. During the period from 2005 through 2008, shortages of raw materials limited our total production capacity. The availability of raw materials placed an upper limit on the amount of product that we could produce, and demand for our product historically exceeded that amount.

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

Customers

Products are sold domestically to the U.S. Military, state and local law enforcement agencies, correctional facilities, federal agencies and distributors. Sales to the U.S. Military or federal law enforcement agencies accounted for approximately 62%, 85%, and 84% of our revenues for the years ended December 31, 2008, 2007 and 2006, respectively. The remainder of our sales are primarily to domestic state and local law enforcement agencies, security and intelligence agencies, distributors, federal and state correctional facilities and, for our LWT braces, to major retailers.

With the exception of the U.S. government, no customer accounted for 10% or more of our total revenues for the years ended December 31, 2008, 2007 and 2006.

Backlog

As of December 31, 2008, we had orders in place on our major sales contracts totaling approximately $94 million. These contracts are all firm fixed price contracts with the U.S. military and our other customers. U.S. government contracting regulations and mandatory clauses in government contracts provide the government with the right to unilaterally terminate contracts for the convenience of the government. To date, the U.S. government has not unilaterally terminated any order made under an existing contract, and we do not consider this right to terminate to be an impediment to our sales to the U.S. government.

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

Marketing and Distribution

Due to the acceptance of the Interceptor™ OTV by the U.S. military, our performance in the industry, which includes producing the Army’s newest body armor, the Improved Outer Tactical Vest (“IOTV”), and related marketing efforts, our products and brands are widely recognized in the military, law enforcement and corrections communities. We seek to enhance our reputation as a premier provider of technologically advanced body armor to these communities through aggressive marketing and efficient distribution.

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

Certain sales to federal agencies are made pursuant to standard purchasing contracts of a type issued by the GSA, and are commonly referred to as GSA Schedules. Participation in GSA procedures is viewed as a key component to accessing sales to government entities.

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

Competition

The ballistic-resistant garment business is highly competitive and fragmented. We compete by combining high quality products with on-time delivery and personalized customer service. Our principal competitors include BAE Specialty Defense, Inc. and a number of regionalized manufacturers.

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

Employees

As of December 31, 2008, we had approximately 1,300 full-time employees and approximately 100 employees that are represented by a union and participate in collective bargaining. As of February 18, 2009, following the closure of the Oakland Park facility and other events of reorganization there are approximately 1,200 employees and 0 union employees. The employee population is made up of our officers, group or area supervisors, manufacturing, shipping and warehousing, quality control, customer service, sales, technical/research and development, and office and administration personnel.

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

On October 5, 2007, the court held a hearing to consider and determine whether to grant final approval of the settlements. The court took no action at the hearing, and indicated that it would issue a decision no sooner than 45 days after the hearing (or November 19, 2007) in order to allow the Commercial Litigation Division of the U.S. Justice Department, which had been notified of the settlement, to determine if it wished to make an objection. On November 19, 2007, the Commercial Litigation Division requested leave to submit an objection to the settlement. After being granted leave by the court, the Commercial Litigation Division filed a brief in opposition. On June 25, 2008, the Court approved the settlement. These actions are also discussed in Item 3. Legal Proceedings, below.

We incur significant expenses as a result of our obligation to indemnify former directors and executive officers in ongoing legal proceedings. These expenses have been substantial and are likely to continue to be substantial. This adversely affects our net income and liquidity.

The investigations described in the previous risk factors also involve a number of former directors and executive officers. The former CEO Mr. Brooks, former CFO Ms. Schlegel and former COO Ms. Hatfield have been indicted by a grand jury and are the subject of a civil action initiated by the SEC as a result of these investigations. Under our By-Laws, we have certain obligations to advance expenses for legal fees incurred by these former directors and executive officers. To date, these expenses have been substantial. While we seek to monitor these expenses and to preserve our rights to recover these advances to the extent allowed under law, we will continue to incur expenses associated with our indemnification obligations. This adversely affects our financial position and profitability.

With respect to the advancement of expenses sought by Mr. Brooks, the former CEO, we have contended that we are no longer obligated to advance such expenses based on the conduct of Mr. Brooks in transferring assets out of the United States. Mr. Brooks has initiated litigation in the Chancery Court for the State of Delaware seeking a declaration that he is entitled to continued advancement, in response to which we have filed an answer denying his right to advancement. In addition, we have initiated litigation in the United States District Court for the Eastern District of New York contending that he has forfeited his rights to advancement. These actions are also discussed in Item 3. Legal Proceedings, below. We cannot predict the outcome of such litigation.

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

We face continuous pricing pressure from our customers and our competitors. This will affect our margins and therefore our profitability and cash flow unless we can efficiently manage our manufacturing costs and market our products based on superior quality.

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

We are substantially dependent on the personal efforts and abilities of our key management. Our relationship with certain of our customers, particularly the U.S. military, is substantially dependent on certain of our management personnel. Changes to our executive officers or the inability to retain our key personnel could delay the development and introduction of new products, harm our ability to sell our products and damage the image of our brands and negatively impact our credibility with key customers. We believe that retention of our key personnel is critical to executing our business strategy and our operations going forward and the failure to retain our key personnel may impact our financial condition and results of operations.

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

We continue to strive to grow our business, and if we are successful we may have increasing needs for liquidity through our credit facility and may need an increase in the amount that we can borrow. While we have been able to negotiate increases in availability of credit in the past, it may not be possible to do so in the future. We may be required to seek other sources of financing. We may not be able to obtain additional sources of financing, and this could affect our ability to grow our business.

The credit agreement governing our financing contains representations, warranties and covenants that, among other things, limit our ability to: (1) incur additional indebtedness; (2) incur liens; (3) pay dividends or make other restricted payments; (4) make certain investments; (5) sell or make certain dispositions of assets or engage in sale and leaseback transactions; (6) engage in certain business activities; (7) engage in mergers, acquisitions or consolidations; and (8) enter into certain contractual obligations. In addition, the credit agreement contains customary financial covenants that we must comply with on a monthly basis. The credit agreement also contains financial covenants that we must comply with on a periodic basis. We were not in compliance with certain financial covenants of the credit agreement at December 31, 2008 and obtained a waiver from our lender.

In the event of default under the terms of our credit facility, we may be required to negotiate changes to our financial covenants with, or to obtain waivers of certain of these covenants from, the lender or to negotiate replacement financing arrangements with one or more other financial institutions. If such actions become necessary, we believe that we will be able to negotiate such changes, waivers and/or replacement financings, but no assurance can be given that we will be successful or as to the terms of any such arrangements. At December 31, 2008, we had $39.2 million (which includes a $10 million term loan described below) outstanding under our credit facility, as more fully described in Note 4. Debt to our Condensed Consolidated Financial Statements. Additionally, as of October 31, 2008, as more fully described in Note 4. Debt to our Condensed

Consolidated Financial Statements, the Company has a 90-day term loan for $10 million with its lender that was extended for another 3 month period due on April 30, 2009. While we believe we will be able to pay the term loan on a timely basis, no assurances can be given that we will be successful or that we will be able to extend the term of the term loan.

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

Body armor ballistic protection packages require certification to government standards in order to be sold to law enforcement and military customers. Law enforcement certification standards are set by the NIJ and the military specifications are set for each individual contract. Internationally, standards vary based on the country with whom we are dealing, though most will adhere to the NIJ certification requirements. The NIJ is in the process of revising their standard, which may result in a more complex and costly testing protocol. Any major change in testing procedures and performance standards carries both capital costs to build the testing protocol to meet the new standards, and potential material and production costs to build to the new standard. Additionally, expanding into international markets increases the likelihood that new certification standards will be required, leading to increased costs.

If internal control over financial reporting becomes ineffective, our business and future prospects may suffer.

If we fail to update our internal controls over financial reporting as our business evolves or to integrate acquired businesses into our control system, we may not be able to timely or accurately report our financial condition, results of operations or cash flows or to maintain effective disclosure controls and procedures. If we are unable to report financial information in a timely and accurate manner or to maintain effective disclosure controls and procedures, we could be subject to, among other things, regulatory or enforcement actions by the SEC and a general loss of investor confidence, any one of which could adversely affect our business prospects and the market value of our common stock.

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

The market price and trading volume of our common stock is subject to significant volatility and this trend may continue. The general economic, political, and stock market conditions that may affect the market prices of our common stock are beyond our control. The value of our common stock may decline regardless of our operating performance or prospects. Factors affecting market price include, but are not limited to: (i) variations in our operating results and whether we have achieved our key business targets; (ii) the limited number of shares of our common stock available for purchase or sale in the public markets; (iii) sales or purchases of large blocks of stock; (iv) changes in, or failure to meet, earnings estimates; (v) changes in securities analysts’ buy/sell recommendations; (vi) differences between reported results and those expected by investors and securities analysts; and (vii) announcements of new contracts by us or by our competitors. In the past, securities class action litigation has been instituted against companies following periods of volatility in the market price of their securities. We are presently a defendant in such litigation. Additionally, we are being investigated by the SEC and the U.S. Department of Justice. The outcomes of these investigations could result in increased volatility of the market price of our common stock. Please see Item 3. Legal Proceedings, below, for a detailed discussion of these investigations.

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

Item 1B.	UNRESOLVED STAFF COMMENTS.

None.

Item 2.	PROPERTIES

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

Our management believes that the properties we occupy are, in general, suitable and adequate for the purposes for which they are used. The leased facilities consist of the following:

Corporate Headquarters and Manufacturing Facility

We lease a 104,000 square foot manufacturing facility with administrative offices at 2102 SW 2nd Street, Pompano Beach, Florida. During 2006, we relocated our corporate headquarters to this location. The lease expires on May 31, 2014, and we may renew the lease for five years, at our option.

Other Manufacturing Facilities

We also lease the following manufacturing facilities:

•	A 61,772 square foot manufacturing facility with administrative offices at 600 SW 12th Avenue, Deerfield Beach, Florida. The lease expires on April 30, 2013.

•	A 60,060 square foot manufacturing facility with administrative offices at 179 Mine Lane, Jacksboro, Tennessee. The lease expires on August 14, 2011.

•

A 67,000 square foot office and manufacturing facility located at 4031 N.E. 12th Terrace, Oakland Park, Florida. The lease expires on December 31, 2010. This manufacturing facility was subsequently closed in February 2009 but the Company still maintains the lease. See Subsequent Events footnote in the Notes to Consolidated Financial Statements.

•

A 88,750 square foot manufacturing facility with administrative offices at 99 Roush Street, Anderson, South Carolina. The lease expires on March 31, 2012, and we may renew the lease for three years, at our option.

Sales Offices

We lease the following sales office facilities:

•

A 2,192 square foot government and international liaison sales office at 1667 K Street NW, Suite 650, Washington, DC. The lease expires on April 30, 2011, and we may renew the lease for five years, at our option.

•	A 3,300 square foot sales office at 1830 SW 2nd Street, Pompano Beach, Florida. The sub-lease expires on April 30, 2009. We plan on vacating this office facility effective April 30, 2009.

Item 3.	LEGAL PROCEEDINGS

SEC Investigation

The Company has been subject to investigations by the SEC and the United States Attorney’s Office (“USAO”) for the Eastern District of New York. These investigations stem from alleged accounting irregularities associated with our financial statements for the years ended December 31, 2003 and 2004 and interim periods during 2005.

We believe that the investigation by the USAO is completed now that the grand jury has brought an indictment against Ms. Schlegel and Ms. Hatfield, and a superseding indictment against Mr. Brooks and Ms. Hatfield. The Company cooperated in the investigation and continues to cooperate with the USAO as it prepares for the criminal trials of Brooks and Hatfield, which are scheduled to proceed in September 2009. The Company is also engaged in ongoing discussions with the USAO concerning a potential non-prosecution agreement for the Company.

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

Securities Class Action and Shareholder Derivative Action

During the second and third quarters of 2005, a number of purported class action lawsuits were filed in the United States District Court for the Eastern District of New York against the Company and certain of its officers and directors. The actions were filed on behalf of purchasers of the Company’s publicly traded securities during the period from April 21, 2004 through August 29, 2005. The complaints, which were substantially similar to one another, alleged, among other things, that the Company’s public disclosures were false or misleading. The complaints alleged that the Company’s body armor products were defective and failed to meet the standards of its customers, and that these alleged facts should have been publicly disclosed. The class action lawsuits were consolidated into a single class action lawsuit.

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

On July 13, 2006, the Company signed a memorandum of understanding (the “Memorandum of Understanding”) to settle the class action and the derivative action. Under the Memorandum of Understanding, the class action would be settled, subject to court approval, for $34,900,000 in cash and 3,184,713 shares of our common stock. The derivative action also would be settled, subject to court approval, in consideration of the adoption of certain corporate governance provisions and the payment of $300,000 in legal fees and expenses to the lead counsel in the shareholder derivative action.

On July 31, 2006, the Company completed the funding of, and deposited into escrow, $22,300,000 which represented the Company’s portion of the cash settlement and which was funded by certain transactions entered into by the Company and Mr. Brooks. The Company’s directors’ and officers’ liability insurers funded the remaining portion of the cash settlement, $12,900,000 pursuant to buyouts of the policies. In addition to the cash portion, the settlement called for the issuance of 3,184,713 shares of common stock.

Of the settlement amounts funded on July 31, 2006, the Company obtained $7,500,000 from the proceeds of the exercise by Mr. Brooks of a warrant held by him to acquire 3,000,000 shares of our common stock at an exercise price of $2.50 per share. This warrant was granted to Mr. Brooks pursuant to a warrant agreement, dated July 1, 2005 (the “Warrant Agreement”), which originally provided for an exercise price of $1.00 per share and for the vesting and exercise of 750,000 shares of common stock on each of July 1, 2007, 2008, 2009 and 2010. As part of the settlement, and pursuant to a new warrant exercise agreement described below between the Company and Mr. Brooks, the warrants from the Warrant Agreement were accelerated and the exercise price was increased to $2.50 per share. If the settlement is not approved, the Company is required to pay Mr. Brooks $4,500,000 from the settlement funds being held in escrow, which is the difference between the warrant exercise price of $1.00 per share set forth in the Warrant Agreement and the increased exercise price of $2.50 per share, multiplied by the 3,000,000 shares involved. Pursuant to the Memorandum of Understanding, the remaining $14,800,000 of the amount the Company paid for the settlement was funded by Mr. Brooks through a purchase in a private placement transaction of 3,007,099 shares of our common stock at $4.93 per share. In the event the settlement is not approved, Mr. Brooks has the right to sell some or all of these shares back to the Company in exchange for the amount that he paid for such shares.

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

Pursuant to the terms of the securities purchase agreement, the Company sold 3,007,099 shares of common stock directly to Mr. Brooks at $4.93 per share. The Company received proceeds of $14,800,000 from this sale, which were used to partially fund the settlement described above.

Pursuant to the warrant exercise agreement, the Company permitted the former Chairman and CEO to exercise warrants to purchase 3,000,000 shares of common stock that would otherwise not have been exercisable except as units of 750,000 shares each until 2007, 2008, 2009 and 2010 respectively, and increased the exercise price of the warrants from $1.00 per share to $2.50 per share.

Pursuant to the registration rights agreement, the Company may register for resale under the Securities Act of 1933, as amended (the “Securities Act”), the shares acquired by the former Chairman and CEO pursuant to the securities purchase agreement and warrant exercise agreement described above. The Company is not obligated to file a registration statement until after such time as the Company becomes current in its filing obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

The Company has agreed to use commercially reasonable efforts to file, and to maintain the effectiveness of, a registration statement related to both the 3,007,099 shares issued in the private placement transaction, as well as the 3,000,000 shares underlying the warrants exercised by Mr. Brooks. In particular, the Company has agreed to use its best efforts to file a registration statement within 30 days following the date upon which the Company becomes current with its reporting obligations under the Exchange Act and to have the registration statement declared effective by the SEC within 90 to 120 days thereafter. However, the Company is not subject to any specified monetary penalties or make whole payments if it is unable to meet these deadlines. Accordingly, the Company does not have a registration payment arrangement within the scope of Financial Accounting Standards Board (“FASB”) Staff Position EITF 00-19-2, and has not recorded any provisions for potential damages in the event that it is unable to comply with the aforementioned timing. Further, the Company understands that the U.S. Department of Justice has obtained an order freezing the assets of Mr. Brooks, including the shares subject to the registration rights agreement.

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

On October 5, 2007, the court held a hearing to consider and determine whether to grant final approval of the settlements. The court took no action at the hearing, and indicated that it would issue a decision no sooner than 45 days after the hearing (or November 19, 2007) in order to allow the Commercial Litigation Division of the U.S. Justice Department, which had been notified of the settlement, to determine if it wished to make an objection. On November 19, 2007, the Commercial Litigation Division requested leave to submit an objection to the settlement. After being granted leave by the court, the Commercial Litigation Division filed a brief in opposition. On June 25, 2008, the Court approved the settlement. The Company has not admitted any wrongdoing. Appeals are pending with respect to both the derivative action and the securities class action. As of December 31, 2008, $9,822,874 was deducted from the escrow account for this settlement for legal and claims processing fees. In the accompanying consolidated balance sheet as of December 31, 2008, restricted cash was netted against the reserve for class action settlement liability as the Company does not have the ability to monitor or control the escrow account.

Actions Concerning Mr. Brooks’ Advancement and Related Issues

On December 10, 2007, Mr. Brooks commenced a summary proceeding in the Court of Chancery for the State of Delaware (the “Delaware Action”) seeking, among other things, an order from the court requiring the Company to pay Mr. Brooks’ legal expenses with respect to his defense in various proceedings, including: (i) the class and derivative actions pending in the United States District Court for the Eastern District of New York; (ii) an action brought by the Company against Mr. Brooks in the United States District Court for the Eastern District of New York seeking return of property and damages for breach of contract, conversion, and replevin (the “New York Action”); (iii) criminal proceedings before the same court; and (iv) an action brought by the SEC against Mr. Brooks pending in the United States District Court for the Southern District of Florida. Mr. Brooks alleges that, in violation of the Company’s obligations under the Company’s Certificate of Incorporation and By-Laws, the Company has refused to advance to him legal fees in the amount of $85,000 and that the Company is refusing to advance any future legal fees that may be incurred by him with respect to these actions. Mr. Brooks seeks a judgment from the court declaring that the Company is obligated to make advancements to him in each of these actions, an order from the court requiring that the Company comply with its obligations in a timely manner, and an award of fees incurred in enforcing his advancement rights. The Company has responded by interposing the affirmative defenses of unclean hands and his breach of the implied covenant of good faith and fair dealing on the grounds that Mr. Brooks has lost his right to advancement of his legal fees by virtue of his bad-faith transfers of assets outside of the United States. Six days prior to the commencement of the summary proceeding in Delaware, on December 4, 2007, the Company commenced the New York Action in the United States District Court for the Eastern District of New York against Mr. Brooks, in which the Company raised the same issues set forth in its affirmative defenses in the Delaware Action concerning whether Mr. Brooks is entitled to advancement, or whether he has lost his right to advancement due to his bad-faith transfers of assets outside of the United States. The New York Action has been stayed pursuant to the parties’ stipulation and court order.

Employment Tax Withholding Obligations

From 2003 through early 2006, the Company paid certain cash bonuses to management and other employees. Members of senior management during that time and other employees also exercised options to purchase shares of the Company’s common stock between 2003 and 2006 that had previously been granted to them. The payment of cash bonuses and exercise of options trigger tax withholding obligations by the Company related to the employees’ share of federal income tax, state income tax and Social Security charges on the compensation associated with the bonuses and options. The Company also had to remit to applicable taxing authorities the employer’s share of Social Security and other payroll related taxes.

The Company has determined that income and other payroll related taxes were not withheld and remitted by the Company to the taxing authorities when those bonuses were paid and, with one exception, when the warrants were exercised. The Company self-reported these apparent violations to the relevant taxing authorities, including the Internal Revenue Service.

As of December 31, 2008, the Company has recognized Employment Tax Withholding Obligations, including applicable penalties and interest related to this matter, totaling $8,154,000 and $34,176,000 in the accompanying consolidated balance sheets. The Company has been assessed for 2004 through 2006, $3,445,000 for Social Security and Medicare taxes, penalties and interest related to the employees’ share of those obligations for the former senior management personnel. This amount is provided for in the accompanying financial statements.

The Company does not believe that it will be required to discharge the liabilities of former senior management personnel for income tax withholding obligations, based on communications with certain federal agencies. Moreover, to the extent that the Company is required to discharge employee income tax withholding obligations for other current and former employees, management is pursuing recovery of those amounts from the affected employees. In July 2006, Mr. Brooks, the Former Chief Executive Officer, signed a memorandum of understanding with the Company in which he represented, warranted and covenanted that he has paid (or will pay) all taxes (including, without limitation, federal and state, Social Security, Medicare, FICA or other withholding taxes or similar amounts) attributable to personal income received by him from the Company, including any fines, penalties or back taxes incurred by the Company solely as a result of personal income paid to him. The Company intends to pursue recovery from Mr. Brooks for any of the foregoing amounts ultimately due and payable by the Company to the taxing authorities. At December 31, 2008, the income tax withholding obligations that may be recoverable from former executive officers were $7,900,000.

On April 16, 2007, the statute of limitations for the 2003 employment tax withholding obligations expired. Accordingly, the charge and related liability originally recorded during 2003 (totaling approximately $737,000) was reversed during the second quarter of 2007.

On April 16, 2008, the statute of limitations for the major portion of the 2004 Employment Tax Withholding Obligations expired. Accordingly, the charge and related liability originally recorded during 2004 was reversed during the second quarter of 2008 in the amount of $26,000,000 in the accompanying financial statements.

In April 2008, the Company and the Internal Revenue Service agreed to extend the statute of limitations related to federal employment tax withholding obligations for the tax years ended December 31, 2005 and 2006 through December 31, 2010.

Vest Replacement Program Obligation

In 2005, the Company incurred a cost of $19,200,000 associated with increasing reserves to cover potential liability in connection with class action lawsuits filed against certain of our subsidiaries, as well as other companies in the body armor industry, relating to allegations of defective body armor products containing Zylon, a ballistic yarn produced by an unrelated company. The class action lawsuits against the Company and our subsidiaries were settled without monetary damages, whereby the Company agreed to participate in a voluntary vest exchange program. The Company initially estimated the vest replacement program obligation based on several factors, including the number of vests that were expected to be exchanged, the costs of such replacement vests, accommodations expected to be offered to customers and other associated costs. During the course of the implementation of the vest replacement program, the Company continues to evaluate the methodology and process applied to estimate this obligation. We believe that we have established adequate reserves for any further costs associated with replacing these vests and do not anticipate that the cost of this program will affect future years operating results.

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

Tortious Interference

On April 7, 2008, Point Blank Body Armor filed suit against BAE Systems Specialty Defense Systems of Pennsylvania, Inc (“BAE”) and John Norwood in the Southern District of Florida for tortious interference with an advantageous business relationship. The suit alleges that John Norwood used confidential information regarding Point Blank Body Armor that he obtained while working as a program manager for the U. S. Army to the detriment of Point Blank Body Armor and the advantage of his new employer, BAE. In particular, the confidential information was used to interfere with Point Blank Body Armor’s relationship with one of its suppliers, which in turn interfered with its bid for the production of 230,000 IOTV’s pursuant to a request to submit a bid it had received from the USA. On February 20, 2009, Point Blank, BAE and Norwood entered into a Confidential Settlement Agreement and Release. On March 2, 2009, the litigation was dismissed with prejudice in accordance with the terms of the Settlement Agreement.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock and Dividends

Our common stock is currently quoted on the Pink Sheets under the symbol “PBSO.PK.” Previously, it traded on the AMEX, from which it was de-listed on August 29, 2006. The following table shows the range of high and low bid information on the Pink Sheets for our common stock for each quarter in the two-year period ended December 31, 2008. Over-the-counter market quotations from the Pink Sheets reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

		Low	High
2008	Fourth Quarter	$0.15	$0.70
	Third Quarter	$0.50	$3.25
	Second Quarter	$2.50	$4.60
	First Quarter	$2.50	$4.19

2007	Fourth Quarter	$2.75	$5.43
	Third Quarter	$3.80	$5.50
	Second Quarter	$3.25	$6.02
	First Quarter	$2.95	$3.81

As of March 4, 2009, there were approximately 139 holders of record of our common stock.

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

Equity Compensation Plan Information

On July 29, 2005, the Company’s stockholders approved our 2005 Omnibus Equity Incentive Plan (the “2005 Plan”), which was previously adopted by our Board of Directors. Pursuant to the 2005 Plan, the Compensation Committee is authorized to award options to purchase up to a total of 2,500,000 shares of the Company’s common stock to the officers, directors, employees, consultants and other persons who provide services to the Company or any of our affiliates. Prior to 2005, awards were made under the Company’s 1995 Stock Option Plan, which expired ten years from its inception.

On July 13, 2007, our Compensation Committee recommended to the Board for approval, and the Board approved and adopted, the 2007 Omnibus Equity Incentive Plan (the “2007 Plan”). On June 24, 2008, the Board approved an amendment to the 2007 Plan, permitting the cancellation and replacement of certain awards previously granted under the 2007 Plan. On December 3, 2008, the Compensation Committee recommended to the Board for approval, and the Board approved and adopted, certain amendments to the 2007 Plan, including an increase in the number of shares available under the plan and provisions permitting awards under the 2007 Plan to be granted to directors. The purpose of the 2007 Plan is to assist us in attracting, motivating, retaining and rewarding high-quality executives and other employees, officers, directors and consultants by enabling such persons to acquire or increase a proprietary interest in us in order to strengthen the mutuality of interests between such persons and our stockholders, and providing such persons with long-term performance incentives to expend their maximum efforts in the creation of stockholder value.

The 2007 Plan allows our Compensation Committee to grant awards including options, restricted stock awards, stock appreciation rights, bonus stock, performance awards and other equity-based awards (each as more fully described in the 2007 Plan) with respect to up to an aggregate of 3,500,000 shares of our common stock, subject to adjustment as provided in Section 9(c) of the 2007 Plan. Such awards may be granted to any officer, director, employee, consultant or other person who provides services to us or our Related Entities, provided that no participant may receive awards during the life of the 2007 Plan representing more than 600,000 shares.

The 2007 Plan was not required to be approved by stockholders, provided that once the Company’s shares are re-listed on the Nasdaq, NYSE, or other national exchange, and public trading commences, no further awards shall be made under the 2007 Plan unless stockholder approval is obtained.

The following table summarizes our equity compensation plan information as of December 31, 2008. Information is included for both equity compensation plans approved by stockholders and equity compensation plans not approved by stockholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	2,060,342	$4.77	780,241
Equity compensation plans not approved by security holders (2)	700,000	$3.24	2,007,192

Total	2,760,342	$4.38	2,787,433

(1)	Plans approved by security holders include the 1995 Stock Option Plan and the 2005 Plan.
(2)	Plans not approved by security holders include the 2007 Plan and the options awarded to Messrs. Siemer and Canfield on September 28, 2006.

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

The graph below compares the cumulative total stockholder return on our common stock for the last five full years with the cumulative total returns on the S&P 500 Index and the “peer group” companies listed below for the same period. The graph assumes that $1,000 was invested on January 1, 2004, in each of our common stock, the S&P 500 Index and an index compiled by us tracking the peer group companies listed below. The comparisons in the graph below are based on historical data, with our common stock prices based on the closing price on the AMEX or last bid information quoted on the Pink Sheets on the dates indicated, and are not intended to forecast the possible future performance of our common stock. The information in the table below assumes the reinvestment of dividends, if any.

Our “peer group,” as determined by management, consists of:

•	Ceradyne, Inc.;

•	Mine Safety Appliances Company;

•	Protective Products, International

•	Lakeland Industries, Inc.

Item 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 were derived from our consolidated financial statements. The data set forth below should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and our Consolidated Financial Statements and related Notes appearing elsewhere in this Form 10-K.

Income Statement Data (In thousands, except for per share data)

	2008	2007	2006	2005	2004

Net sales	$164,922	$320,796	$254,105	$343,561	$322,276
Cost of goods sold	159,103	259,289	196,154	282,653	265,607
Gross profit	5,819	61,507	57,951	60,908	56,669
Selling, general and administrative expenses	32,359	40,921	42,539	57,223	37,461
Litigation and costs of investigations	7,199	9,647	13,886	27,246	943
Employment tax withholding charge (credit)	(26,034)	(737)	4,407	2,358	28,981
Operating income (loss)	(7,705)	11,676	(2,881)	(25,919)	(10,716)
Interest expense	1,255	791	1,946	1,798	1,371
Other (income) expense	(411)	110	(127)	(551)	190
Income (loss) before income tax (benefit) expense	(8,549)	10,995	(4,954)	(28,268)	(11,897)
Income tax (benefit) expense	(2,393)	4,636	286	(250)	(2,800)
Income (loss) before minority and non-controlling interests of subsidiaries	(6,156)	6,359	(5,240)	(28,018)	(9,097)
Less minority and non-controlling interests of subsidiaries	(754)	153	82	122	48
Net income (loss)	(5,402)	6,206	(5,322)	(28,140)	(9,145)
Dividend—preferred stock (related party)	—	—	—	(345)	(360)
Income (loss) available to common stockholders	(5,402)	6,206	(5,322)	(28,485)	(9,505)
Earnings (loss) per common share:
Basic	$(0.11)	$0.12	($0.12)	($0.63)	($0.23)
Diluted	$(0.11)	$0.12	($0.12)	($0.63)	($0.23)

Earnings per contingently redeemable common share:
Basic and Diluted	$0.00	$0.12	$0.00	$0.00	$0.00

Balance Sheet Data (In thousands)

Working capital	$20,174	$34,881	$19,349	$1,592	$44,299
Total current liabilities	83,415	114,129	126,776	121,300	62,168
Long-term liabilities	11,657	11,659	852	1,484	26,318
Total assets	125,375	156,367	148,199	125,537	109,204
Contingently redeemable common stock	19,326	19,326	19,326	—	—
Stockholders’ equity	10,566	10,847	992	2,582	20,669

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations and Financial Condition

The events that occurred in 2008 presented a significant challenge to our Company, stockholders, vendors, directors and management. Although we disclosed in previous annual and quarterly reports the risks associated with our current business model, our dependence on government contracting for body armor, and the budgetary risks associated with our non-military customer base, it was difficult to anticipate the perfect storm in our industry. The significant delays in the military’s contracting for body armor and related products, delays in evaluations of incoming raw material quality assessments, the uncertainties in the transition from the current NIJ 05 standard to the NIJ 06 standard, the continuing and deepening economic challenges facing our country, as well as the crisis in the credit markets, led to a substantial reduction in sales during 2008. While these factors created a difficult operating period for us, we believe that it also highlighted the value and correctness of our Strategic Vision and Plan to build upon our current platform in a way that makes us less dependent on sales of body armor to the government.

The 2008 year was particularly difficult in the body armor industry. Lay-offs, plant closings, and other cost cutting measures were employed industry-wide in an attempt to cope with the dramatic decrease in sales. While we did take some cost cutting measures including lay-offs and not replacing personnel that left the Company, we were able to find savings and manage our way through this difficult period without taking the draconian steps that would have adversely affected our ability to reach our normal capability quickly. By preserving important capabilities, we believe that we positioned ourselves to provide the U.S. Army with vests to meet their Bridge Buy requirement of 150,000 units, as well as an Outer Tactical Vest and the ballistic components order while at the same time completing our current and anticipated orders. We believe that we have the capacity and continue to pursue additional business consistent with our strategic plan.

Our current business plan and structure withstood a significant downturn. With the additional funding provided by our lender for the short-term period and income tax refunds, we believe that we have sufficient access to capital to fund our operations for the forseeable future. Our Company accomplished this in a period of dramatic decrease in sales and with continuing legacy costs relating to our former officers that are still significant. We believe that this reinforces the soundness of our Company and our strength as a solid platform for growth, consistent with our Strategic Vision. Sales and backlog have increased significantly at the end of the Fourth Quarter of 2008. In large part, this is due to our successful proposal in the US Army’s Bridge Buy for 150,000 Improved Outer Tactical Vests, OTVs and ballistic components.

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

Year ended December 31, 2008, compared to year ended December 31, 2007

Consolidated net sales for the year ended December 31, 2008 were $164.9 million, compared to $320.8 million for the year ended December 31, 2007. This 49% decrease is primarily attributable to decreases in sales to the U.S. military in 2008.

The following table shows our revenues for the years ended December 31, 2008 and December 31, 2007 for the main categories of our net sales.

ANALYSIS OF NET SALES

Years Ended December 31, 2008 and 2007

(In thousands)

	2008		2007		Dollar Change
Net sales
Military and Federal Government	$102,427	62.1%	$272,626	85.0%	$(170,199)
Domestic/Distributors	32,307	19.6%	40,303	12.6%	(7,996)
International	25,035	15.2%	738	0.2%	24,297
Sports and Health Products	5,758	3.5%	7,959	2.5%	(2,201)
Other	—	0.0%	97	0.0%	(97)

Total	165,527	100.4%	321,723	100.3%	(156,196)
Less Discounts, Returns and Allowances	605	0.4%	927	0.3%	(322)

Net Sales	$164,922	100.0%	$320,796	100.0%	$(155,874)

Soft body armor products net sales decreased 49.1% from $313.7 million for the year ended December 31, 2007 to $159.8 million for the year ended December 31, 2008 due primarily to delays in military and contract awards. During the year, we had several solicitations extended, including for the 150,000 Improved Outer Tactical Vests (IOTV’s) contract. These delays have significantly affected net sales and results of operations. Because of the delay in the timing of such awards, revenues associated with such awards may be reflected in future periods, if at all. Additionally, during the year ended December 31, 2007, we targeted certain contract opportunities for aggressive pricing strategy.

For the year ended December 31, 2008, Domestic/Distributor sales were $32.3 million, a decrease of 19.9% from the comparable prior year period of $40.3 million. This decrease was due to the domestic/distributor market’s anticipation of the upcoming change in NIJ standards for soft body armor, as well as higher fuel costs and the economic downturn in the national economy, which had a direct impact on state and local governments’ spending.

We believe that it is important to understand the nature of contracting with the federal government and the possible effect of the federal government’s budgeting process on operating results and production backlog in any given year. Frequently, there may be events surrounding the U.S. and defense budgets that create fluctuations in our backlog and portfolio of contracts with the federal government. These include availability of year-end monies to accomplish important last minute contracts for supplies and services, enactment of a continuing resolution which limits spending to the previous year’s level until a budget is signed into law, late approval of a new budget, use and timing of a supplemental appropriation, and several other possible events. These events can significantly affect the amount of orders we have in backlog and the number as well as size of major contracts we have for our products. In fact, during 2008, requests for proposals and the awarding of contracts continued to be delayed. We believe that it is important for all investors to adequately understand the U.S. government’s budget process and its potential impact on our results of operations and production backlog.

For the year ended December 31, 2008, International sales were $25.0 million compared to $738,000 for the comparable period. This reflects the emphasis placed on expanding International sales in 2008 to help reduce exposure to government contract delays and increase sales. While the majority of the increase resulted from contract awards for soft body armor products to Middle Eastern countries, there was a large increase in smaller contract and distributor sales throughout the international market.

For the year ended December 31, 2008, Sports and Health Product sales were $5.8 million, a decrease of 27.7% over the comparable period. This decrease is due to a decline in revenues associated with a contract completed in early 2008, for which most of the revenues were recognized in 2007, and the loss of a retail customer.

Cost of goods sold decreased from $259.3 million for the year ended December 31, 2007 to $159.1 million for the year ended December 31, 2008. This decline is due to the decrease in sales above. During the fourth quarter of 2008, there was an $8.2 million charge for inventory impairment recorded in cost of goods sold. There were many reasons for the impairment including the following: there were remnants that were deemed obsolete; material was purchased by the Company that could not sell at the anticipated rate and materials that the Company’s internal quality control process determined were not suitable for their intended use in the ordinary course of business.

Gross profit margin decreased from 19.2% for the year ended December 31, 2007 to 3.5% for the year ended December 31, 2008. The decline in gross profit margin as a percentage of net sales is due primarily to lower volume as a result of delays in contract awards, constraints on price increases due to the competitive market, higher raw materials costs and under absorbed overhead costs as a result of our levels of production. In addition, we had an $8.2 million inventory impairment adjustment in the fourth quarter of 2008 as discussed previously. To mitigate future increases in raw material prices, we entered into a joint venture agreement on March 18, 2008 for the purpose of manufacturing woven ballistic fabric for our body armor products. As a result of this strategic action, we believe we are the only soft body armor manufacturer with a vertically-integrated weaving operation, which is intended to reduce material costs and allow us to competitively price our products to grow top line sales as well as improve our margins. Additionally, 50% of the operating results generated from the joint venture will be consolidated into our Consolidated Statement of Operations. In order to capture a greater share of this market, we adopted an aggressive pricing structure on certain military contracts. Improving gross profit margin will require passing on material cost increases to our customers, enhancing the manufacturing process, planning inventory purchases carefully and reducing costs. These initiatives will be balanced with a marketing and sales strategy that addresses an unusually competitive environment.

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

OPERATING COSTS

Years Ended December 31, 2008 and 2007

(In thousands)

	2008	2007	Dollar Change
Selling and Marketing	$8,766	$9,638	$(872)
Research and Development	1,703	1,878	(175)
Equity-Based Compensation	5,156	3,649	1,507
Other General and Administrative	16,734	25,756	(9,022)

Selling, general and administrative expenses	32,359	40,921	(8,562)
Litigation and Cost of Investigations	7,199	9,647	(2,448)
Employment Tax Withholding Credit	(26,034)	(737)	(25,297)

Total Operating Costs	$13,524	$49,831	$(36,307)

Operating costs were $13.5 million or 8.2 % of net sales for the year ended December, 31, 2008, versus $49.8 million or 15.5% of net sales for the year ended December 31, 2007. The decrease in operating costs for the year ended December 31, 2008 of $36.3 million as compared to the year ended December 31, 2007 was principally due to the following:

•

During the year ended December 31, 2008, the statute of limitations for the major portion of the 2004 employment tax withholding obligations expired. Accordingly, the charge and related liability originally recorded during 2004, totaling $26.0 million, was reversed during the second quarter of 2008. Operating costs for the year ended December 31, 2007 include a credit to earnings of approximately $0.7 million for the employment tax withholding obligation relating to that period.

•

The decrease in operating costs during the year ended December 31, 2008 was partially offset by an increase in equity-based compensation of $2.9 million due to a change in the majority of the Board of Directors of the Company. At the Annual Meeting of Stockholders that was held on August 19, 2008, five nominees from Steel Partners II, L.P. were elected to the Board of Directors of the Company. This change triggered an acceleration of the equity-based compensation expense and the total unvested and unamortized fair value of the equity-based compensation became vested immediately and was expensed in the accompanying financial statements.

•

Lower general and administrative expenses due mainly to lower legal and professional fees in 2008 compared to 2007 of $4.5 million. Additionally, there was a decrease in salaries of approximately $2.5 million principally due to reductions in incentive compensation and personnel.

•

Decreases in expenses for litigation and cost of investigations in the year ended December 31, 2008, as compared to the year ended December 31, 2007. We will continue to incur costs associated with litigation and cost of investigations, including costs associated with indemnification of former officers and directors. Certain of these costs may be recoverable from former officers and directors depending on the outcome of the related litigation and investigations. We cannot predict what the total amount of these costs will be or any recovery of these costs, if applicable.

Interest expense for the year ended December 31, 2008 was approximately $1.3 million, compared to $0.8 million for the year ended December 31, 2007. The increase is attributable to higher average outstanding balances in our revolving line of credit. In addition, interest expense was incurred during 2008 on the $2.5 million note payable for Lifestone.

Our effective tax rate was 30.7% and 42.8% for the years ended December 31, 2008 and 2007, respectively. The effective tax rate differs from the statutory rate primarily due to state income tax expense; and equity based and officer’s compensation in excess of the Internal Revenue Code Section 162 (m) limitation.

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

Year ended December 31, 2007, compared to year ended December 31, 2006

Consolidated net sales for the year ended December 31, 2007 were $320.8 million, compared to $254.1 million for the year ended December 31, 2006. This 26.2% increase is primarily attributable to increases in sales to the U.S. military and domestic market.

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

Operating costs were $49.8 million or 15.5 % of net sales for the year ended December, 31, 2007, versus $60.8 million or 23.9% of net sales for the year ended December 31, 2006. The decrease in operating costs for the year ended December 31, 2007 of $11.0 million as compared to the year ended December 31, 2006 was principally due to the following:

•

Decreases in expenses for litigation and cost of investigations in the year ended December 31, 2007, as compared to the year ended December 31, 2006. We may continue to incur costs associated with litigation and cost of investigations, including costs associated with indemnification of former officers and directors. Certain of these costs may be recoverable from former officers and directors depending on the outcome of the related litigation and investigations. We cannot predict what the total amount of these costs will be or any recovery of these costs, if applicable.

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

Offsetting these decreases was the increase in equity-based compensation expense in the year ended December 31, 2007, compared to the year ended December 31, 2006, from $1.4 million to $3.7 million, respectively. Equity based compensation for 2006 included a credit of $6.4 million relating to the modification of options by the former Chairman and Chief Executive Officer in conjunction with the Memorandum of Understanding executed in 2006.

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

Employment Tax Withholding Obligation

From 2003 through early 2006, we paid certain cash bonuses to management and other employees. Members of senior management during that time and other employees also exercised options to purchase shares of our common stock between 2003 and 2006 that had previously been granted to them. The payment of cash bonuses and exercise of options triggered tax withholding obligations by us related to the employees’ share of federal income tax, state income tax and Social Security charges on the compensation associated with the bonuses and options. We also had to remit to applicable taxing authorities the employer’s share of Social Security and other payroll related taxes.

We have determined that income and other payroll related taxes were not withheld and remitted by us to the taxing authorities when those bonuses were paid and, with one exception, when the options were exercised. We self-reported these apparent violations to the relevant taxing authorities, including to the Internal Revenue Service.

We do not believe that we will be required to discharge the liability of former senior management personnel for income tax withholding obligations. Moreover, to the extent that we are required to discharge employee income tax withholding obligations for other current and former employees, management intends to seek recovery of those amounts from the affected employees. In July 2006, Mr. Brooks signed a Release Agreement and Contractual Undertaking with us in which he represented, optioned and covenanted that he has paid or will pay all taxes (including, without limitation, federal and state, Social Security, Medicare, FICA or other withholding taxes or similar amounts) attributable to personal income received by him from us, including any fines, penalties or back taxes incurred by us solely as a result of personal income paid to him. We intend to pursue recovery from Mr. Brooks for any of the foregoing amounts ultimately due and payable by us, if any, to the taxing authorities. As of December 31, 2008, the income tax withholding obligations that may be recoverable from former executive officers were $7.9 million.

During the year ended December 31, 2008, the statute of limitations for the major portion of the 2004 employment tax withholding obligations expired. Accordingly, the charge and related liability originally recorded during 2004, totaling $26.0 million, was reversed.

During 2007, the statute of limitations for the 2003 employment tax withholding obligations expired and accordingly the charge and related liability originally recorded during 2003 (totaling $0.7 million), was reversed.

As of December 31, 2008 and 2007, we have recognized Employment Tax Withholding Obligations, including applicable penalties relating to this matter, totaling $8.2 and $34.2 million, respectively, in the accompanying consolidated balance sheets. The related income statement (credit) charges totaling ($26.0), ($0.7), and $4.4 million have been recorded in each of the years ended December 31, 2008, 2007 and 2006, respectively.

Liquidity and Capital Resources

Historically, we have relied on our existing Credit Facility, as amended, together with funds generated from operations to sustain working capital and projected capital expenditures. In 2009 we will utilize our existing credit facility and are also expecting an approximate $11 million income tax refund in the second half of the year. As reflected in the financial statements included in this report, during 2008, we experienced net cash used in operating activities of $(18.7) million. Continuing delays in U.S. military contract awards have impacted the volume of our ballistic-resistant product sales and negatively impacted our operating results. Given the current market conditions and our significant reliance on our availability under our Credit Facility, there is a possibility that we will be unable to access the capital markets for debt or equity financing in order to provide additional working capital if required. The Company is, and intends to continue, taking a number of actions. We are employing cash enhancing measures by implementing lean manufacturing to improve productivity, working closely with our vendors and customers and taking cost cutting action such as the closing of our Oakland Park, Florida, manufacturing facility and we intend to pursue contracting opportunities in accordance with our strategic plan. As of December 31, 2008, our working capital was approximately $20.2 million, compared to $34.9 million as of December 31, 2007. The decrease in working capital in 2008 is mainly attributable to a decrease in inventory due to a fourth quarter inventory impairment reserve of $8.2 million; funding our investment in Lifestone Materials and higher borrowings under our revolving line of credit. The reduction was partially offset by the reduction in the employment tax withholding obligation of approximately $26.0 million.

The accounts receivable days outstanding decreased to 31 days at December 31, 2008, compared to 36 days at December 31, 2007. This reduction in days outstanding was primarily the result of an improvement in collections of receivables from our customers.

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

We entered into an Amended and Restated Loan and Security Agreement (“Credit Facility”) with our lender in 2007. The Credit Facility provides for a three-year, $35 million revolving credit line available to the Company’s subsidiaries, jointly and severally, bearing interest at the base rate plus 3.5% or, at our option, LIBOR plus 4.5%. Borrowings are available in the form of advances or letters of credit granted or issued against a percentage of the Company’s subsidiaries’ eligible accounts receivable and eligible inventory. In accordance with the terms of our Credit Facility, we revised the financial covenants to include (1) minimum net worth, (2) fixed charge coverage ratio, (3) minimum consolidated earnings before interest, taxes, depreciation, amortization, non-cash compensation and (4) maximum capital expenditures, all as defined. The revolving credit line is secured by substantially all of our assets.

On October 31, 2008, we entered into an amendment to the Credit Facility with our lender. That amendment provided for the lender to loan us $10 million for a three month period, which was subsequently extended for another three month period to April 30, 2009, bearing interest at the base rate plus 2%, the proceeds of which were used to pay down the Credit Facility. The structure of this amendment increased our borrowing capacity under the Credit Facility to support our projected short-term working capital needs for manufacturing our current backlog. A third party provided a guarantee in support of the term loan and we agreed to use the term loan proceeds solely for the purpose of paying for raw material purchases, labor, packaging, shipping and supplies in connection with certain contracts.

On November 12, 2008, we and our lender amended the Credit Facility. Under the terms of that amendment, we were not subjected to certain of the aforementioned financial covenants as long as availability under the Credit Facility (as defined) was in excess of $4.0 million for each of the months ending September 30, 2008, October 31, 2008 and November 30, 2008.

At December 31, 2008, we were not in compliance with certain financial covenants of the credit agreement and obtained a waiver from our lender.

On March 16, 2009, the Company entered into an amendment to the Credit Facility with our lender. That amendment (i) waived existing financial covenant defaults as of December 31, 2008 (ii) reset financial covenants for periods subsequent to December 31, 2008 (iii) while the total credit facility remains at $45,000 ($35,000 Revolver and $10,000 Term loan) the amendment reduced the inventory sublimit from $17,500 to $14,500 on the earlier of the receipt of the tax refund in an amount of at least $11,000 on May 15, 2009 (iv) approved a structured over advance of $1,425 with scheduled step downs to accommodate the December 31, 2008 inventory write-down and (v) changed the interest rate on the Revolver to Base Rate plus 3.5% or Libor plus 4.5% and Term loan borrowings to Base Rate plus 2.0%.

In March 2008, the partner to Lifestone Materials, LLC (“Lifestone”) contributed property and equipment to Lifestone in exchange for a $2.5 million note payable. This loan bears interest at the Prime rate plus .25%. Principal and interest are repaid on a quarterly basis from Lifestone’s available cash as determined by Lifestone’s partners.

Our capital expenditures for the year ended December 31, 2008 were approximately $3.8 million (which includes $2.5 million of property and equipment acquired through the Lifestone joint venture), compared to approximately $4.8 million for the year ended December 31, 2007. Our capital budget is intended to replace fixed asset equipment as needed and to take advantage of technological improvements that would improve productivity. Beginning in the second quarter of 2007, we increased capital expenditures to improve our systems for inventory control, manufacturing and accounting processes. These expenditures will continue in subsequent periods. We anticipate our capital expenditures for 2009 to be approximately $1.2 million.

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

For fiscal 2008, 2007 and 2006, net cash flows from operating activities were $(18.7) million, $0.1 million and ($21.6) million, respectively. The fluctuations in cash flows from year to year is primarily a function of changes in inventory, accounts receivable, accounts payable and accrued expenses.

Fiscal 2008 net income includes a $26.0 million credit for the reduction of our employment tax withholding obligation. This non-cash credit to net income did not impact operating cash flows for the year. During the first quarter of 2008, we received refunds from the federal and state governments for previously filed tax returns totaling $8.9 million. Additionally, we anticipate receiving an additional $11.0 million in federal income tax refunds in the second quarter of 2009. These refunds result principally from amending and filing prior years’ income tax returns as well as generating federal tax losses during 2007 that are carried back to prior years.

Fiscal 2007 net income includes a $3.5 million credit for reduction of the vest replacement obligation and a $0.7 million credit for the reduction of our employment tax withholding obligation. These non-cash credits to net income did not impact operating cash flows for the year.

Fiscal 2006 cash flows were impacted positively by the collection of the receivable from our insurers described above, while cash from operating activities was reduced by funding $35.2 million of restricted cash.

For fiscal 2008, 2007 and 2006, net cash flows from financing activities were $24.0 million, $4.8 million and $20.4 million, respectively. Financing cash flows for 2006 included the issuance of contingently redeemable stock of $19.3 million. Other significant financing cash flows for the period of the three years ended December 31, 2008 related to cash borrowed and repaid on bank loans and net borrowings against our line of credit.

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

Certain operating costs such as insurance and other outside services continue to increase at or above the general rate of inflation, and we may be subject to other cost and supply fluctuations outside of our control.

While we have been able to react to inflation through effective negotiation of increased prices in our sales contracts, efficient purchasing practices and constant management of our raw materials inventory levels, there can be no assurance that we will be able to do so in the future. Additionally, competitive market conditions could limit our ability to pass on cost increases to our customers.

In the current market environment, it is possible that the Company may be exposed to deflationary pricing pressures. This could result in the Company having to offer reduced prices in bids to government authorities and other customers. In this circumstance, the Company would seek to renegotiate lower raw material pricing, and minimize other production costs to the extent possible. However, the Company can provide no assurances that it would be able to maintain its current gross margin in periods of deflation.

Off-Balance Sheet Arrangements

As of December 31, 2008, we did not have any off-balance sheet arrangements apart from operating leases.

Contractual Obligations

The following table presents our estimated cash requirements for contractual obligations outstanding as of December 31, 2008.

Payment Due by Period

(In thousands)

Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Operating leases	$3,042	$5,112	$3,258	$502	$11,914
Revolving line of credit (includes $10 million term loan)	10,000	29,207	—	—	39,207
Note payable – related party		2,950			2,950
Accounts payable and accrued expenses	26,745	—	—	—	26,745
Commissions	269	—	—	—	269
Payroll and related taxes	1,221	—	—	—	1,221
Purchase commitments	48,154				48,154

Total Contractual Obligations	$89,431	$37,269	$3,258	$502	$130,460

We have not included our FIN 48 liability of $11.2 million for unrecognized tax benefits in the above table because we cannot estimate the period of future cash payments, if any, for this liability. In addition, we have not included employment agreements with key management personnel as we cannot estimate the period of future cash payments, if any, for this liability.

Critical Accounting Policies

We believe that our critical accounting policies include:

Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ materially from these estimates. Critical estimates made by us include, but are not limited to, equity-based compensation expense, the provision for income taxes, the cost of litigation in connection with the reserve for class actions and shareholder derivative lawsuits and the provision for excess and obsolete inventory.

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

We do not offer any general rights of return, express or implied, associated with any of our military sales or our sports medicine and health support sales. Ballistic resistant apparel and other accessories sold to non-military customers have a 30-day right of return. At the time of sale, the transactions meet the conditions of FASB Statement No. 48, “Revenue Recognition When Right of Return Exists,” and revenue is recognized at the time of sale net of a provision for returns.

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

Stock Compensation—New, modified and unvested equity-based payment transactions with employees, such as stock options and restricted stock, are recognized in our consolidated financial statements based on their fair value (using the Black-Scholes option pricing model) and as compensation expense over the service period, in our case, the vesting period.

Income taxes—We use the asset and liability approach to account for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases, using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We believe the positive evidence consisting of cumulative earnings exclusive of non-recurring charges, projected positive earnings for the next three years and the longevity of the net operating loss carryforward are greater than the negative evidence of recent losses before non-recurring charges. Therefore, we believe it is more likely than not the net deferred tax assets will be realized and no valuation allowance is necessary.

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

New Accounting Standards Implemented

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including as amendment of FASB Statement No. 115” (“SAFS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 became effective for us on January 1, 2008. To date, we have not elected to measure any financial instruments at fair value and do not expect the adoption of SFAS 159 to have a material effect on our financial position or results of operations.

New Accounting Standards Not Yet Adopted

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes acceptable methods of measuring fair value and expands disclosures for fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether an instrument or transaction is measured at fair value. SFAS 157 became partially effective for us on January 1, 2008. However, FSP FAS 157-2, “Effective Date of FASB Statement No. 157”, delayed for us the effective date of SFAS 157 until January 1, 2009 for nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities. We do not expect that the full adoption of SFAS 157 will have a material impact on our financial statements.

In December, 2007, the FASB issued SFAS 141R, “Business Combinations” (“SFAS 141R”), which requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R requires, among other things, that in a business combination achieved in stages (sometimes referred to as a “step acquisition”), that the acquirer recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R).

SFAS 141R also requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual, which in most types of business combinations will be the excess of the consideration transferred plus the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect that the adoption of SFAS 141R will have a material impact on our financial statements.

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

In November 2008, the FASB ratified the final consensuses reached in EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations” and EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets”. EITF 08-6 resolves several accounting issues that arise in applying the equity method of accounting. Most of these issues arise or become more prevalent upon the effective date of SFAS 141R or SFAS 160. EITF 08-7 provides guidance on the initial and subsequent measurement of defensive assets acquired in a business combination, apart from acquired in-process research and development assets. The effective dates of EITF 08-6 and EITF 08-7 coincide with the effective dates of SFAS 141R and SFAS 160; both pronouncements are to be applied on a prospective basis in fiscal years beginning on or after December 15, 2008. We do not believe that EITF 08-6 or EITF 08-7 will have a material impact on our financial statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Historically, we have relied on our existing Credit Facility, as amended, together with funds generated from operations to sustain working capital and projected capital expenditures. In 2009 we will utilize our existing credit facility and are also expecting an approximate $11 million income tax refund in the second half of the year. As reflected in the financial statements included in this report, during 2008, we experienced net cash used in operating activities of $(18.7) million. Continuing delays in U.S. military contract awards have impacted the volume of our ballistic-resistant product sales and negatively impacted our operating results. Given the current market conditions and our significant reliance on our availability under our Credit Facility, there is a possibility that we will be unable to access the capital markets for debt or equity financing in order to provide additional working capital if required. The Company is, and intends to continue, taking a number of actions. We are employing cash enhancing measures by implementing lean manufacturing to improve productivity, working closely with our vendors and customers and taking cost cutting action such as the closing of our Oakland Park, Florida, manufacturing facility and we intend to pursue contracting opportunities in accordance with our strategic plan.

We do not issue or invest in financial instruments or their derivatives for trading or speculative purposes. Our market risk is limited to fluctuations in interest rates pertaining to our borrowings under our $45 million ($35 million revolving credit and $10 million term loan) Amended and Restated Loan and Security Agreement. We therefore are exposed to market risk from changes in interest rates on funded debt. We can borrow at either the Base Rate plus 3.5% or LIBOR plus 4.5% on the revolver and Base rate plus 2% on the term loan. Any increase in these rates could adversely affect our interest expense. Our current credit agreement provides for the establishment of performance pricing to be established at a future date. The change in the interest rates for 2008 was immaterial. The extent of market rate risk associated with fluctuations in interest rates is not quantifiable or predictable because of the volatility of future interest rates and business financing requirements. We use no derivative products to hedge or mitigate interest rate risk.

Based on the outstanding balance on our revolving line of credit as of December 31, 2008, a 1% increase in interest rates would cost us approximately $0.4 million annually.

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

Background

Attached as exhibits to this Form 10-K are certifications of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Exchange Act. This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications.

Controls Evaluation and Related CEO and CFO Certification.

Our management, with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of the design and operation of our controls and procedures as of the end of the period covered by this Annual Report.

Certifications of our CEO and our CFO, which are required in accordance with Rule 13a-14 of the Exchange Act, are attached as exhibits to this Annual Report. This “Controls and Procedures” section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Limitations on the Effectiveness of Control

We do not expect that our disclosure controls and procedures will prevent all errors and all fraud. A system of controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Because of the limitations in all such systems, no evaluation can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Furthermore, the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how unlikely. Because of these inherent limitations in a cost-effective system of controls and procedures, misstatements or omissions due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation

The evaluation of our controls and procedures included a review of their objectives and design, our implementation of the controls and procedures and the effect of the controls and procedures on the information generated for use in this Annual Report. In the course of the evaluation, we sought to identify whether we had any data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, was being undertaken if needed. The overall goals of these various evaluation activities are to monitor our controls and procedures on an ongoing basis, and to maintain them as dynamic systems that change as conditions warrant.

Conclusions regarding Disclosure Controls

Based on the required evaluation of our controls and procedures, our CEO and CFO have concluded that, as of December 31, 2008, we maintain controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company, including the CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control system was designed to provide reasonable assurance to management and our board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations. A system of internal controls may become inadequate over time because of changes in conditions, or deterioration in the degree of compliance with the policies or procedures. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment, management has concluded that, as of December 31, 2008 our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on such criteria. The registered public accounting firm, Rachlin LLP that audited our financial statements included in this annual report has issued an attestation report on the Company’s internal control over financial reporting, included below.

Attestation Report of Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Point Blank Solutions, Inc.

We have audited Point Blank Solutions, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Point Blank Solutions, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Point Blank Solutions, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended of Point Blank Solutions, Inc., as of December 31, 2008 and our report dated March 16, 2009 expressed an unqualified opinion thereon.

Rachlin LLP

Fort Lauderdale, Florida

March 16, 2009

Changes in Internal Control over Financial Reporting

During our last fiscal quarter, management completed its internal risk assessment, identification and testing of the key components of the Company’s internal controls and determined that the material weaknesses previously identified, as disclosed in our third quarter Form 10Q, have been remediated as of the quarter ended September 30, 2008.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Concerning the Board of Directors

The Board of Directors currently consists of seven members, each of whom serves a term of one year or until his or her respective successor has been elected and duly qualified.

Name	Age	Director Since	Position
James Henderson	51	2008	Chairman of the Board of Directors
Bernard Bailey	55	2008	Director
Martin R. Berndt	61	2007	Director
Robert Chefitz	49	2008	Director
Terry Gibson	55	2008	Director
Maurice Hannigan	68	2006	Director
Merrill A. McPeak	73	2008	Director

Certain information regarding each of the Company’s current directors, including his or her principal occupation during the past five years and current directorships, is set forth below.

James R. Henderson, age 51, is a Managing Director and operating partner of Steel Partners LLC. He has been associated with Steel Partners LLC and its affiliates since August 1999. Mr. Henderson has more than 26 years of experience as an operating executive with various companies, including defense companies such as ECC International Corp. and Aydin Corp. and with the defense and military division of UNISYS Corp. He also served as a director of the defense company Tech-Sym Corp.

Bernard C. Bailey, age 55, has more than 25 years operational experience in the high-tech and security sectors. Mr. Bailey also serves as a director on the board of Spectrum Control, Inc. Since September 2006, he has served as Chairman and CEO of Paraquis Solutions, LLC, a consulting and IT strategy firm. Mr. Bailey also serves as a director of Telos Corporation, where he is chairman of the audit and strategy committees. He also serves as the Chairman of the Board of Lasercard Corporation. From August 2002 to 2006, Mr. Bailey served as President, CEO and a director of Viisage Technology, Inc. (later renamed L1 Identity Solutions, Inc.), a company that provides identity solutions to government clients around the world. Previously, Mr. Bailey served as the Chief Operating Officer of Art Technology Group, Inc. Earlier in his career, Mr. Bailey served in various capacities at IBM Corporation, including several executive positions. A graduate of the U.S. Naval Academy, Mr. Bailey served on active duty as an officer in the US Navy. Mr. Bailey is the Chairman of the Audit Committee. Mr. Bailey holds a Professional Director Certification from the Corporate Directors Group, an accredited RiskMetrics ISS organization.

Martin R. Berndt, Lieutenant General, U.S. Marine Corps Retired, age 61, joined the Board of Directors on March 1, 2007. General Berndt retired in 2005 after a thirty-six year career in the U.S. Marine Corps where he commanded U.S. Marine Corps Forces Atlantic, South and Europe; U.S. Marine Corps Bases, Atlantic; and U.S. Fleet Marine Forces Atlantic and Europe. He currently serves as a Senior Mentor for the U.S. Marine Corps and in a similar capacity for the Joint Forces Command. He also serves as a member of the “CorpStrategy” team under the sponsorship of the Institute for Defense and Business, University of North Carolina, Chapel Hill and is a member of the Onslow County Military Affairs Committee. He serves as a board member for the Governor’s North Carolina Military Foundation and a privately owned company in Northern Virginia. General Berndt is Chairman of the Nominating and Governance Committee.

Robert Chefitz, age 49, has over twenty-five years in the venture capital industry, primarily in security, technology and consumer companies. Most recently he has launched Egis Capital Partners, a private equity fund focused on the security industry. He has had extensive experience in all aspects of private equity from seed investments to leveraged buyouts. Mr. Chefitz started his career at Golder Thoma where he was responsible for a wide range of investments. Mr. Chefitz then went on to Apax Partners (formerly Patricof & Co. Ventures, Inc.) For the last five years, Mr. Chefitz has been involved in the formation and investing of the NJTC Venture Fund SBIC. This is an early-stage technology fund investing in a broad range of industries. Mr. Chefitz is a past president of The New York Venture Capital Forum and currently sits on several public and private company boards. He holds a BA from Northwestern University and an MBA from Columbia University.

Terry R. Gibson, age 55, is a Managing Director of SP Corporate Services LLC, a management services company owned by Steel Partners. Mr. Gibson has served as a director and Chief Executive Officer of Cosine Communications, Inc. a global telecommunications equipment supplier, since January 2005 and as Executive Vice President and Chief Financial Officer since joining CoSine in January 2002. Between 1996 and 2002, Mr. Gibson served as Chief Financial Officer of Calient Networks, Inc., Ramp Networks, Inc. and GaSonics, International. He also served as Vice President and Corporate Controller of Lam Research Corporation from February 1991 through June 1996.

Maurice (Maury) Hannigan, age 68, joined the Board of Directors on November 22, 2006. Mr. Hannigan served thirty-one years with the California Highway Patrol (CHP) rising through the ranks to be appointed the Department’s Commissioner from 1989—1995. His term as Commissioner included service as General Chair of the State and Provincial Police Division of the International Association of Chiefs of Police, Chair of the US DOT / NAFTA Southwest Border States Law Enforcement Implementation Committee, and President of the California Peace Officers Association, and in several other capacities as a public safety advocate. Following his retirement from the CHP, Mr. Hannigan was a consultant to the National Safety Council, public commissions, and other entities in both the private and public sector. From 2001—2006 he served as Vice President / Managing Director of Affiliated Computer Services Public Safety Solutions group in Washington, D.C. He presently serves on the Board of Directors of the FBI’s National Executives Institute Associates.

General Merrill A. McPeak, age 73, U.S. Air Force (retired), is the President of McPeak and Associates, a management-consulting firm he founded in 1995. General McPeak was Chief of Staff of the United States Air Force from November 1990 to October 1994, when he retired from active military service. General McPeak was for several years Chairman of ECC, International, a Florida-based simulation and training company. Currently, General McPeak is Chairman of the board of directors of Ethicspoint, Inc., a company providing confidential corporate governance compliance and whistleblower reporting services. General McPeak has served as a director of several other public companies, including Del Global, Tektronix and TWA. General McPeak is the Chairman of the Compensation Committee.

Each of Messrs. Henderson, Bailey, Chefitz, Gibson and McPeak were nominated for membership on the Board by a shareholder of the Company, Steel Partners II, L.P., and subsequently elected by our stockholders, along with Messrs. Berndt and Hannigan, at the Company’s annual meeting of stockholders held on August 19, 2008.

Information Concerning Executive Officers

Set forth below is information regarding our executive officers.

Larry Ellis, General, U.S. Army Retired, age 62, joined the Board of Directors in December, 2004. He became President of the Company in 2005 and assumed the role of Chief Executive Officer in July, 2006. In addition, he serves on the board of directors of SRA International, a publicly traded information technology company. General Ellis served in the U.S. Army for over 35 years, holding positions of increasing responsibility before retiring in 2004 as Commanding General of United States Army Forces Command in Atlanta, Georgia. During his career, he oversaw multi-year, multi-billion-dollar programs and directed the development of comprehensive strategic plans supporting the Army’s mission. He also coordinated extensive operations and training programs in Germany, South Korea, and Bosnia. Between 2001 and 2004, General Ellis orchestrated the mobilization and deployment of over 500,000 soldiers and more than a million tons of equipment to locations worldwide.

Jennifer Coberly, age 45, joined us in April 2008 as General Counsel. Jennifer Coberly, a graduate of Yale Law School with over 18 years of legal experience, was a partner in the Miami, Florida office of Zuckerman Spaeder LLP for many years. Ms. Coberly served four terms on the Florida Bar Board of Governors and chaired its Board Review Committee on Professional Ethics.

James F. Anderson, age 55, joined us in September 2006 as Senior Vice President and Chief Accounting Officer, and was appointed Interim Chief Financial Officer in December 2006 and Chief Financial Officer in July 2007. Prior to joining us, Mr. Anderson served as Senior Vice President and Corporate Controller for Danka Business Systems, PLC, Vice President and Corporate Controller of Sunterra Corporation, and Partner with KPMG LLP. Mr. Anderson is a Florida Certified Public Accountant and holds both a Masters of Accounting and Bachelors of Accounting from the University of Alabama. Mr. Anderson resigned from the Company in February 2009.

Michelle Doery, age 43, joined us in October 2007 as a consultant and was hired as Director of Financial Reporting in February 2008 and Vice President and Corporate Controller in October 2008. She was appointed Interim Chief Financial Officer in February 2009 upon Mr. Anderson’s resignation from the Company. Prior to joining us, Ms. Doery held a number of Chief Financial Officer and Controller positions for various South Florida Companies including Ameripath, Inc. and Lennar Homes of Florida. She started her career as a senior auditor for Grant Thornton. Ms. Doery is a New Hampshire Certified Public Accountant and holds a Bachelors of Accounting from Merrimack College, North Andover, Massachusetts.

Samuel White, age 49, joined us in October 2001. He became the President of Point Blank Body Armor, Inc. in June, 2005 and in September 2006 was promoted to the position of Executive Vice President of Sales, Marketing and Research and Development for Point Blank Solutions, Inc. Mr. White has more than 16 years of experience in ballistic material development and Sales with various companies, including Armor Holdings and Allied Signal.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes of ownership of the Company’s common stock and other equity securities. To our knowledge, based solely upon a review of copies of such reports and amendments thereto furnished to the Company and written representations that no other reports were required during and with respect to the year ended December 31, 2008, all Section 16(a) filing requirements applicable to our officers, directors and beneficial owners of more than 10% of our Common Stock were complied.

Code of Business Conduct and Ethics

The Company has a Code of Business Conduct and Ethics (including a Supplemental Code of Ethics for the Chief Executive Officer, Senior Financial Officers, executive officers, and directors) (“Code”) that applies to all employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code embodies our principles and practices relating to the ethical conduct of the Company’s business and its commitment to honesty, fair dealing and full compliance with all laws and regulations affecting our business. The Code is posted on our Internet web site (www.pointblanksolutionsinc.com) under the “Corporate Governance” section of the “Corporate Profile” page.

The Company will provide a copy of the Code, without charge, upon request made by writing to us at our principal executive office’s address provided elsewhere. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code by posting such information on its web site, at the address and location specified above, and to the extent required by filing a Current Report on Form 8-K with the SEC disclosing such information.

Nominating Procedures

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board since the distribution to security holders, and filing with the SEC, of the Company’s Proxy Statement concerning the 2008 Annual Meeting of Stockholders.

Audit Committee Disclosure

The Board has a separately-designated standing Audit Committee that was established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The Audit Committee is comprised of three directors: Mr. Bailey (Chair), Mr. Hannigan and Mr. Gibson. Prior to the Company’s August 19, 2008 annual meeting of stockholders, the Audit Committee was comprised of Jack Henry (Chair), Suzanne Hopgood and Mr. Hannigan. The Board of Directors has determined that each member of the Audit Committee is financially literate and satisfies the independence requirements of the NYSE, the Nasdaq and the SEC. Additionally, the Board has determined that Mr. Bailey is an audit committee financial expert in accordance with SEC rules. Stockholders should understand that this designation does not impose upon Mr. Bailey any duties, obligations or liabilities that are greater than are generally imposed on him as a member of the Audit Committee and the Board, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liabilities of any other member of the Audit Committee or the Board.

The Audit Committee operates under a written charter pursuant to which it has the responsibility for overseeing, among other things, the effective and efficient audit of our financial statements by a qualified independent registered public accounting firm. The Audit Committee met thirteen times during 2008. The Audit Committee is required by SEC rules to publish a report to stockholders concerning the Audit Committee’s activities during the prior fiscal year.

Item 11.	EXECUTIVE COMPENSATION

2008 COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis discusses the objectives, policies and components of the Company’s compensation programs for our principal executive officer, principal financial officer and our other two executive officers as of December 31, 2008, as well as the Company’s former Chief Operating Officer and Chief of Staff, who resigned effective October 3, 2008. These individuals are referred to as the “named executive officers.”

Compensation Objectives and Philosophy

The key objectives of the Company’s executive compensation plan are to attract, retain and motivate the highest quality management talent available, offer fair and competitive compensation and employee benefits and align our executives’ interests with the interests of our stockholders.

During 2008, the composition of the Compensation Committee changed, and the current Committee seeks to design programs that will enable the Company to recruit and retain qualified individuals. The Committee believes in “pay for performance,” that is, we believe that a substantial portion of the total compensation opportunity of senior executive officers should be at risk and payable on the achievement of corporate revenue and profitability goals. Our compensation plan is intended to create incentives for our officers to achieve these goals, serving the interests of all of our stakeholders, and the Company’s annual cash incentive bonuses are contingent on pre-determined corporate and individual performance objectives.

Compensation Committee Governance

Pursuant to its charter, the Compensation Committee of the Board of Directors has responsibility for establishing, implementing and monitoring our compensation philosophy as it relates to our executive officers, including the named executive officers. The Compensation Committee is composed entirely of directors who meet the independence requirements of both the Nasdaq and New York Stock Exchange and who are considered “outside directors” for purposes of Section 162(m) of the Internal Revenue Code and “non-employee directors” for purposes of the Exchange Act Rule 16b-3. Responsibility for outside director compensation was placed with the Nominating and Corporate Governance Committee under the previous Board; in October, 2008, the Nominating and Corporate Governance Committee recommended to the Board, and the Board agreed, that the responsibility move back to the Compensation Committee.

In 2007, the previous Compensation Committee retained Frederic W. Cook & Co., Inc. (“FW Cook”) to advise the Committee regarding best practices. FW Cook’s initial role was to help negotiate a new employment agreement for General Ellis in connection with his permanent appointment as our Chief Executive Officer, but soon expanded to an ongoing advisory role, which continues to the present time, assisting the Compensation Committee in setting an agenda and adopting best practices based on a pay-for-performance compensation philosophy.

Setting Executive Compensation

The Company believes that the performance and contribution of our executive officers are critical to our overall success. In order to attract, retain and motivate executives necessary to accomplish the Company’s goals, the Compensation Committee has structured our annual and long-term incentive-based executive compensation to reward executives for achieving those goals. During 2007 and 2008 , the factors considered by the previous Compensation Committee in establishing these compensation plans included:

•	the Company’s need to attract and retain executive talent in the accounting and control functions and in several key operating positions;

•	the Company’s need for executives with experience in turnaround and transitional business situations;

•	the Company’s objective of replacing costly external advisers as quickly as practicable with internal management resources; and

•	the Company’s recognition that, to attract and retain executive talent during this high-risk period, we would need to offer performance-based incentives in addition to base compensation.

Elements of Executive Compensation

For the year ended December 31, 2008, the primary elements of compensation for the current named executive officers were (a) base salary, (b) performance-based annual cash bonus, (c) long-term equity incentives, (d) perquisites, and (e) post-employment benefits.

Base Salary

Named executive officers receive a base salary for services. The objective of base salary is to reflect the role and responsibility of the named executive officer, as well as his individual performance. The named executive officers’ base salaries for 2008 were set on a negotiated basis in connection with the employment agreements each of them signed in late 2006 through early 2008, a process overseen by the previous Compensation Committee. During its review of base salaries for each named executive officer, the Compensation Committee or other Board committee primarily considers an internal review of the executive’s compensation and performance. While salary levels are considered annually, individual salaries may be adjusted during the year on a case-by-case basis.

The officers’ salaries for 2008 were set by the Company’s Chief Executive Officer, pursuant to the terms of employment agreements, and were subject to review and approval by, and set with the advice of, the previous Compensation Committee.

Annual Cash Incentive Bonus

The purpose of the annual cash incentive bonus is to provide a competitive incentive opportunity that rewards both company and individual performance. With respect to 2008, the former Compensation Committee, with the assistance of FW Cook, developed the 2008 Annual Incentive Plan (the “Incentive Plan”), which was tied to pre-set financial and non-financial goals based on our 2008 operating plan. The Incentive Plan applied to all of the Company’s employees, including the named executive officers, but excluding General Ellis for reasons that are explained below. However, the annual incentive compensation pursuant to the 2008 Annual Incentive Plan was eliminated and no expense was recorded in the accompanying consolidated financial statements for 2008, as the company failed to achieved certain financial targets, due to current economic conditions and the delays in military and contract awards. The Compensation Committee has determined certain target levels for the 2009 Annual Incentive Plan, discussed below, and is evaluating other elements of the 2009 Annual Incentive Plan.

Under the Incentive Plan, the former Compensation Committee set a target bonus pool, target revenue levels, and target adjusted EBITDA (calculated, for purposes of the plan, as earnings before interest, taxes, depreciation, amortization, certain non-recurring professional fees, non-cash stock compensation and certain other non-cash items). For 2008, the target bonus pool was $1.9 million, target revenue levels were $326.6 million and target adjusted EBITDA for the plan was $35.9 million. The Incentive Plan called for a preliminary bonus pool to then be created that is 0-200% of the target bonus pool, depending on our actual revenue levels and adjusted EBITDA. The preliminary bonus pool can be increased or decreased by up to 25% at the Compensation Committee’s discretion based on the achievement of the Compensation Committee’s non-financial goals. As indicated above, the Company failed to meet target adjusted EBITDA and target revenue levels, and accordingly the Compensation Committee set the bonus pool at 0%.

As part of the Incentive Plan, the Compensation Committee also adopted target bonus levels for participants. The target bonuses were 50% of base salary, with a maximum bonus of 100% of base salary for each Messrs. Anderson, Siemer, White and Ms. Coberly. Once a final bonus pool is determined, the final allocation of the pool among all eligible employees is approved by the Compensation Committee based upon recommendations by General Ellis, taking into account evaluations of individual performance under the Company’s performance management system and assessments of their relative contributions. Because of his role in recommending such allocations, General Ellis was excluded from the Incentive Plan. However, the Compensation Committee directly sets his bonus, which pursuant to his employment agreement is targeted at 100% of his base salary, based on the same financial and non-financial objectives as are provided under the Incentive Plan. As previously discussed, no bonus was awarded to any executive officer for fiscal year 2008.

The Compensation Committee has determined that for the 2009 Annual Incentive Plan will be based on both target revenue and adjusted EBITDA.

Long-Term Equity-Based Incentives

The Compensation Committee believes that employee equity ownership is a significant incentive in building stockholder wealth and aligning the interests of employees and stockholders. Historically, executive officers and certain other employees are awarded options to purchase shares of our common stock when they sign their employment agreements. They are also eligible to receive equity awards under the 2005 Omnibus Equity Incentive Plan (the “2005 Plan”) and the 2007 Omnibus Equity Incentive Plan (the “2007 Plan”), discussed below, at the discretion of the Compensation Committee, in accordance with a system of tiers the Compensation Committee developed in 2007 based on the executive officers’ (and other employees’) positions.

On July 13, 2007, the Compensation Committee recommended to the Board of Directors for approval, and the Board approved and adopted, the 2007 Plan. The 2007 Plan is designed to assist the Company in attracting, motivating, retaining and rewarding high-quality executives and other employees, officers, and consultants by enabling such persons to acquire or increase a proprietary interest in the Company and providing such persons with long-term performance incentives to expend their maximum efforts in the creation of stockholder value. Because the Company has been unable to obtain stockholder approval of the 2007 Plan, awards granted under that plan are not eligible at this time to qualify as performance-based compensation for purposes of Section 162(m). The 2007 Plan has been designed, however, so that in the event it is approved by the stockholders, subsequent awards will be eligible to qualify as performance-based compensation for purposes of Section 162(m), provided that certain requirements are met.

The purposes of the 2005 and 2007 Plans are to further align the plans’ participants’ interest with those of the stockholders based on growth in value of our equity and long term stockholder return and to motivate participants by appropriate equity and performance based incentives, to achieve long-range performance goals.

In 2007, due to the Company’s filing status with the Securities Exchange Commission, we did not issue regular equity awards to our named executive officers. The only awards issued were in connection with General Ellis and Mr. Anderson signing employment agreements to assume new roles as the Company’s Chief Executive Officer and Chief Financial Officer, respectively.

On March 29, 2007, the Compensation Committee awarded options to purchase 900,000 shares of the Company’s common stock under the 2005 Plan to General Ellis in connection with him becoming our Chief Executive Officer, at an exercise price of $3.46 per share, the closing market price of such common stock on that date. The options have a ten year term. As of the grant date, 10% of the options were vested and exercisable, and 30% of the options will become vested and exercisable on each of the three subsequent anniversary dates following the grant date, provided such future vesting will be accelerated upon the occurrence of a change in control of the Company, unless such change in control is a “business combination,” as defined in the 2005 Plan, and a successor company assumes or substitutes such warrants. If such options are assumed or substituted, then such options will vest immediately if General Ellis is terminated without “cause” within two years of the change in control. Additionally, all unvested options immediately vest if General Ellis dies during the term of his employment agreement.

On July 24, 2007, the Compensation Committee awarded options to purchase 400,000 shares of the Company’s common stock under the 2007 Plan to Mr. Anderson in connection with him becoming our Chief Financial Officer, at an exercise price of $5.28 per share, the closing market price of such common stock on that date. The options have a ten year term. As of the grant date, 10% of the options were vested and exercisable, and 30% of the options will become vested and exercisable on each of the three subsequent anniversary dates following the grant date, provided such future vesting will be accelerated upon occurrence of a change in control of the Company unless such change in control is a “business combination,” as defined in the 2007 Plan, and a successor company assumes or substitutes such options.

Also on July 24, 2007, options awards with respect to an additional 295,000 shares were made to key officers and employees other than the named executive officers with a similar exercise price and vesting schedule.

Additionally, on March 12, 2008, the Compensation Committee, in consultation with FW Cook, granted deferred stock awards (“DSAs”) pursuant to the 2007 Plan to the current executive officers. The grants were made in recognition of the executive officers’ significant accomplishments and dedicated efforts during 2007 and with a view toward retention and further aligning the executive officers’ interests with the interests of the Company’s stockholders. General Ellis received 100,000 DSAs and Messrs. Anderson, Siemer and White each received 50,000 DSAs. Each DSA represents the contingent right to acquire one share of the Company’s common stock. The DSAs vest in their entirety on March 12, 2011, which is the third anniversary of the grant date, and the shares become deliverable on the first business day following the vesting date. Additionally, the DSAs will vest immediately if the Company experiences a change in control and, within twenty-four months following such change in control, the employee is terminated without “cause” or terminates his employment for “good reason” as defined in the employee’s employment agreement with the Company.

On April 7, 2008, the Compensation Committee awarded options to purchase 300,000 shares of the Company’s common stock under the 2007 Plan to Ms. Coberly in connection with becoming our General Counsel and Secretary, at an exercise price of $3.80 per share, the closing market price of such common stock on that date. The options have a ten year term. As of the grant date, 10% of the options were vested and exercisable, and 30% of the options will become vested and exercisable on each of the three subsequent anniversary dates following the grant date, provided such future vesting will be accelerated upon occurrence of a change in control of the Company unless such change in control is a “business combination,” as defined in the 2007 Plan, and a successor company assumes or substitutes such options.

On June 13, 2008, the Compensation Committee authorized a process whereby the Employees would have the ability to have their Employee Options cancelled and immediately replaced with restricted stock units, in each case in a manner consistent with the Corporation’s 1995 Stock Option Plan, 2005 Omnibus Equity Incentive Plan and 2007 Omnibus Equity Incentive Plan, as applicable, pursuant to which all of the Employee Options were granted.

On December 3, 2008, the Board, upon the recommendation of the Compensation Committee, determined that it is in the best interests of the Company to provide the Board and the Compensation Committee with additional flexibility in structuring Awards under the 2007 Plan and to have available under the 2007 Plan shares for additional equity based awards, and consequently has determined that it would be appropriate to amend the 2007 Plan to (i) increase the Issuance Limit to 3,500,000 shares, (ii) include members of the Company’s Board of Directors in the definition of Eligible Persons, and (iii) provide that all shares of Common Stock that are subject to Awards should be counted against the Issuance Limit as one share of Common Stock for every one share of Common Stock with respect to which such Awards are granted.

Perquisites

Upon relocating our corporate headquarters from New York to Florida in July 2006, the Company leased an apartment for General Ellis, beginning in October of 2006 through February 2007, at $1,800 per month. During January and February 2007, the Company also provided General Ellis a car allowance of $650 per month. Beginning in March 2007, General Ellis was paid a monthly cash stipend of $5,000 pursuant to his new employment agreement.

From October 2006 to his resignation in 2008, the Company provided a monthly cash stipend to Mr. Siemer of $2,500. This cash stipend was required pursuant to his employment agreement and was designed to cover his out-of-pocket living expenses.

The Company also provides each of our named executive officers with health insurance, which is generally available to our other executive officers and full time employees. Because of his retirement benefits from the United States Army, General Ellis does not avail himself of such health insurance. The Company does not provide any other perquisites or personal benefits to our current named executive officers.

Post-Employment Benefits

General Ellis’ employment agreement provides for the payment in installments to General Ellis of an aggregate amount equal to 24 months annual base salary, plus two times his target bonus and a pro rata bonus for the year of termination based on performance for the year, in the event the agreement is terminated prior to the end of the employment term by the Company without “cause” or by General Ellis for “good reason,” as such terms are defined below under “Potential Payments upon Termination or Change in Control.” For a 24-month period following his termination, General Ellis would be subject to non-compete and non-disclosure obligations.

Mr. White’s 2006 employment agreement provided for the payment in 12 monthly installments of an aggregate amount equal to six months annual base salary in the event the agreement is terminated prior to the end of the employment term by the Company without “cause.” Pursuant to a March, 2008 amendment to his employment agreement, Mr. White is currently entitled to receive 12 months annual base salary and his target bonus, if any, for the fiscal year in which the termination occurs in the event the agreement is terminated prior to the end of the employment term by the Company without “cause” or by Mr. White for “good reason.” For a 12-month period following his termination, Mr. White would be subject to non-compete and non-disclosure obligations.

Ms. Coberly’s employment agreement provides for the payment in 12 monthly installments of an aggregate amount equal to twelve months annual base salary, for the fiscal year in which the termination occurs in the event the agreement is terminated prior to the end of the employment term by the Company without “cause” or by Ms. Coberly for “good reason.” For a 12-month period following her termination, Ms. Coberly would be subject to non-compete and non-disclosure obligations.

Messrs. Siemer and Anderson’s employment agreements provided for similar post-employment benefits to those described above for Mr. White. Because Mr. Siemer and Mr. Anderson each resigned without “good reason,” however, they did not receive such benefits.

The election of the new Board on August 19, 2008, triggered an accelerated vesting of all options awarded to the named executive officers, constituting a “change in control,” as defined in the 2005 and 2007 Plans. Additionally, all deferred stock awards awarded to the named executive officers will vest immediately if within twenty-four months following the change in control, the employee is terminated without “cause” or terminates his or her employment for “good reason” as defined in the employee’s employment agreement with the Company.

The Company believes that the above described severance provisions and accelerated vesting played a valuable role in attracting and retaining key executive officers. These post-employment payments and benefits also enabled the Company to obtain specific post-employment non-competition, non-solicitation and non-disclosure obligations that we believe are of value to the Company and our stockholders. We further believe these agreements are customary in our industry.

The circumstances under which severance and other post-employment payments and benefits will be made or provided and the amount of such payments and benefits are described under “Potential Payments upon Termination or Change in Control” below.

Tax and Accounting Implications

The Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that the Company may not deduct in any one taxable year certain compensation in excess of $1 million paid to the CEO and the next three most highly compensated executive officers (other than the principal financial officer). The Compensation Committee uses, where practical, compensation policies and programs that preserve the tax deductibility of compensation; however, the Committee at its sole discretion may approve payment of nondeductible compensation from time to time, and it has done so in the past due to the unavailability of stockholder-approved bonus programs. Long-term equity-based incentive awards granted under the 2005 Plan are eligible to qualify as performance-based compensation for purposes of Section 162(m) of the Internal Revenue Code provided the grants comply with certain requirements. Because the Company has been unable to obtain stockholder approval of the 2007 Plan, awards granted under that plan are not eligible at this time to qualify as performance-based compensation for purposes of Section 162(m). The 2007 Plan has been designed, however, so that in the event it is approved by the stockholders, subsequent awards that meet the requirements of the Internal Revenue Code will be eligible to qualify as performance-based compensation for purposes of Section 162(m).

The American Jobs Act of 2004 added Section 409A to the Internal Revenue Code. Section 409A revises the tax rules governing non-qualified deferred compensation strategies. The Company will continue to review Section 409A and its rules and regulations and may adapt our deferred compensation arrangements as needed.

The Company accounts for equity-based payments, including awards made under our 2005 Plan and 2007 Plan, in accordance with the requirements of SFAS 123R. The Compensation Committee, when granting equity-based awards, is made aware by management of the accounting impact of SFAS 123R.

COMPENSATION OF NAMED EXECUTIVE OFFICERS

Summary Compensation Table

The following table sets forth the compensation of our Chief Executive Officer and President, Chief Financial Officer, our two other most highly compensated executive officers during fiscal 2008, and the former Chief Operations Officer due to the fact that he held such positions during a portion of fiscal 2008.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Option Awards ($) (1)			Non-equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Larry Ellis,	2008		$625,000		—		$1,024,377		—	$60,000	(2)		$1,709,377
President and Chief Executive Officer	2007		$613,750		—		$1,671,629		$700,000	$54,900	(2)		$3,040,279
	2006		$529,240		$700,000		$884,198	(6)	—

James F. Anderson,	2008		$312,500		—		$634,514		—	—	(3)		$947,014
Senior Vice President & Chief Financial Officer (10)	2007 2006	$ $	313,425 97,500	$	— 21,750		$517,972 —		$215,000 —	— —	(3) (3)		$1,046,397

John C. Siemer,	2008		$323,077		—		$137,974		—	$22,500			$483,551
Chief Operating Officer— Chief of Staff (4)	2007 2006	$ $	350,000 152,418	$	— 61,250	$ $	306,527 157,619		$225,000 —	$30,000 —	(5) (3)	$ $	911,527 371,287

Sam White,	2008		$240,385		—		$68,196		—	—	(3)		$308,581
Head of Global Sales	2007		$250,000		—		$150,179		$175,000	—	(3)		$575,179
	2006		$174,816		$125,000		$40,040		—	—	(3)		$339,856

Jennifer Coberly,	2008		$199,231		—		$369,056		—	—			$568,287
General Counsel and Secretary	2007		—		—		—		—	—			—
	2006		—		—		—		—	—			—

Thomas Canfield,	2008		—		—		—		—	—			—
General Counsel and Secretary (7)	2007		$266,700		—		$101,733	(8)	—	$15,000	(9)		$383,433
	2006		$145,329		$26,250		$157,619		—	—	(3)		$329,198

(1)	The value of stock option awards included within this column reflect the dollar amount recognized in our consolidated financial statements for the fiscal year ended December 31, 2008, in accordance with SFAS 123R. Additional information regarding the assumptions used to estimate the fair value of the stock option awards is included in Note 6 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for our 2007 fiscal year. In accordance with SFAS 123R, the Company calculated the fair value of its stock options awarded using the Black-Scholes model at the time the options were granted. Please note that the value included within this column have not been, and may never be, realized. The options might never be exercised and the value, if any, will depend on the exercise price and the share price on the exercise date. For additional information on each individual’s outstanding equity awards as of December 31, 2008, including the number of unexercised options that are exercisable, the number of unexercised options that are not yet exercisable and the option exercise price, please refer to the Outstanding Equity Awards at Fiscal Year-End table included below.
(2)	Consists of a monthly stipend of $5,000 for 2008 and from March through December, 2007, an apartment rental of $1,800 per month and an automobile allowance of $650 per month for January and February of 2007.
(3)	Total value of perquisites received by such officer during such fiscal year was less than $10,000.
(4)	Mr. Siemer resigned from the Company, effective as of October 3, 2008.
(5)	Mr. Siemer’s 2007 perquisites consist of combined apartment rental and automobile allowance of $2,500 per month from 2007.
(6)	This value includes $67,771 attributable to the 50,000 options to purchase common stock that Mr. Ellis was awarded in 2006 for service as a director of the Company.
(7)	Mr. Canfield resigned from the Company, effective as of September 30, 2007

(8)	This value includes a reduction of $42,296 in connection with 240,000 options forfeited by Mr. Canfield upon his resignation.
(9)	Mr. Canfield’s 2007 perquisites consist of combined apartment rental and automobile allowance of $2,500 per month from January through September, 2007.
(10)	Mr. Anderson resigned from the Company effective as of February 6, 2009.

Grants of Plan-Based Awards in Fiscal Year 2008

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)					All Other Option Awards: Number of Securities Underlying Options (#)		All Other Stock Awards: Number of Shares of Stock or Units (#)		Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards
		Threshold ($)	Target ($)		Maximum ($)
Larry Ellis	3/12/2008	—	$650,000	(2)					100,000	(3)		$355,000
James Anderson (7)	3/12/2008	—	$162,500	(4)	$325,000	(4)			50,000	(3)		$177,500
Sam White	3/12/2008	—	$125,000	(4)	$250,000	(4)			50,000	(3)		$177,500
Jennifer Coberly	4/22/2008	—	$140,000	(4)	$280,000	(4)	300,000	(5)			$3.80	$765,735
John Siemer (6)	3/12/2008	—	$—		$—				50,000	(3)		$177,500

(1)	These columns show the potential value of the payout for each named executive officer. The potential payouts are performance-driven and therefore completely at risk. The performance goals for determining the payout are described more fully in the Compensation Discussion and Analysis.
(2)	Pursuant to General Ellis’ employment agreement, with final determination of cash bonus made by the Compensation Committee based on the same financial and non-financial objectives as are provided under the 2007 Annual Incentive Plan.
(3)	Deferred Stock Awards, each representing a contingent right to receive one share of the Issuer’s common stock, which vest 100% on the third anniversary of the grant date. Pursuant to the 2007 Omnibus Equity Incentive Plan.
(4)	Pursuant to the 2008 Annual Incentive Plan.
(5)	Pursuant to the 2007 Omnibus Equity Incentive Plan.
(6)	Mr. Siemer resigned from the Company, effective as of October 3, 2008.
(7)	Mr. Anderson resigned from the Company, effective as of February 6, 2009.

Factors Material to Compensation of Executive Officers

Employment Agreements and Equity Compensation

On March 29, 2007, the Company entered into a new employment agreement with General Larry Ellis, our President and CEO. The agreement has an initial term of four years, with a provision for automatic renewal unless either of the parties gives notice of an intention not to renew the agreement no later than 60 days prior to the end of the term. Pursuant to the agreement, General Ellis is eligible to receive an annual salary of not less than $650,000 and an annual cash incentive bonus in an amount to be determined at the discretion of the Compensation Committee, which amount will be based on approved performance criteria as described above under “Compensation Discussion and Analysis.” The amount of such annual cash incentive bonus is targeted at 100% of his base salary. General Ellis’ employment agreement also provided for the grant of options to acquire 900,000 shares of our Common Stock, which were granted on March 29, 2007, at an exercise price equal to $3.46 per share, the closing market price of the Company’s common stock on that date. The warrants have a ten year term. 100% of the options have vested and are exercisable, due to the occurrence of a change in control of the Company on August 19, 2008, as defined in the 2005 Plan. The employment agreement also provides for the payment in installments to General Ellis of an aggregate amount equal to 24 months annual base salary, plus two times his target bonus and a pro rata bonus for the year of termination based on performance for the year, in the event the agreement is terminated by the Company prior to the end of the employment term without “cause” or by General Ellis for “good reason,” as such terms are defined below under “Potential Payments upon Termination or Change in Control.” During such 24-month period, General Ellis would be subject to non-compete and non-disclosure obligations.

On June 21, 2007, the Company entered into an employment agreement with James F. Anderson, providing for his employment as our Chief Financial Officer. The agreement has an initial term of three years. Mr. Anderson’s employment agreement provides for an annual base salary of not less than $325,000, and upon a review of his performance at the end of each fiscal year, is entitled to receive a bonus, pursuant to the Company’s cash incentive bonus program. The agreement also provided for the grant to Mr. Anderson of options to acquire 400,000 shares of the Company’s common stock. On July 24, 2007, these options were granted to Mr. Anderson at an exercise price equal to $5.28 per share, the closing market price of the Company’s common stock on that date. The options have a ten year term. 100% of the options have vested and are exercisable, due to the occurrence of a change in control of the Company on August 19, 2008, as defined in the 2007 Plan. Mr. Anderson resigned from the Company, effective February 6, 2009. For a 12-month period following his separation, Mr. Anderson is subject to non-compete and non-disclosure obligations.

On September 28, 2006, John C. Siemer, the Company’s Chief Operating Officer and Chief of Staff, entered into an employment agreement with us. The agreement has an initial term of three years. Pursuant to the agreement, Mr. Siemer is entitled to receive an annual base salary of not less than $350,000, and upon a review of his performance at the end of each fiscal year, is entitled to receive a bonus, pursuant to the Company’s cash incentive bonus program. Additionally, in connection with joining us, Mr. Siemer was granted a signing bonus of $54,726, a portion of which was per diem compensation, based on his base salary rate, for days worked prior to the effective date of his employment agreement. The agreement also provided for the grant to Mr. Siemer of options to acquire 400,000 shares of the Company’s common stock. On September 28, 2006, these options were granted to Mr. Siemer at an exercise price equal to $2.82 per share, the closing market price of the Company’s common stock on that date. The warrants have a ten year term. Mr. Siemer resigned from the Company, effective October 3, 2008. These options have expired, as defined in the 2005 Plan. For a 12-month period following his separation, Mr. Siemer is subject to non-compete and non-disclosure obligations.

On November 1, 2006, Sam White, the Company’s Head of Global Sales, entered into an employment agreement with us. The agreement has an initial term of three years. Pursuant to the agreement, Mr. White is entitled to receive an annual base salary of not less than $250,000 and upon a review of his performance at the end of each fiscal year, is entitled to receive a bonus pursuant to the Company’s cash incentive bonus program. On December 6, 2006, options to purchase 150,000 shares of the Company’s common stock were granted to Mr. White at an exercise price equal to $2.59 per share, the closing market price of the Company’s common stock on that date. The options have a ten year term. 100% of the options have vested and are exercisable, due to the occurrence of a change in control of the Company on August 19, 2008, as defined in the 2005 Plan. Under the 2006 agreement, Mr. White would be entitled to the payment in installments of an aggregate amount equal to six months annual base salary in the event the agreement is terminated prior to the end of the employment term by the Company without “cause.” Pursuant to a March, 2008 amendment to his employment agreement, Mr. White is currently entitled to receive 12 months annual base salary and his target bonus, if any, for the fiscal year in which the termination occurs in the event the agreement is terminated prior to the end of the employment term by the Company without “cause” or by Mr. White for “good reason.” For a 12-month period following his termination, Mr. White would be subject to non-compete and non-disclosure obligations.

On April 7, 2008, Jennifer Rae Coberly, the Company’s General Counsel and Secretary, entered into an employment agreement with us. The agreement has an initial term of three years, with a provision for automatic renewal unless either of the parties gives notice of an intention not to renew the agreement no later than 60 days prior to the end of the term. Pursuant to the agreement, Ms. Coberly is entitled to receive an annual base salary of not less than $280,000 and upon a review of her performance at the end of each fiscal year, is entitled to receive a bonus pursuant to the Company’s cash incentive bonus program. On April 22, 2008, options to purchase 300,000 shares of the Company’s common stock were granted to Ms. Coberly at an exercise price equal to $3.80 per share, the closing market price of the Company’s common stock on that date. The options have a ten year term. 100% of the options have vested and are exercisable, due to the occurrence of a change in control of the Company on August 19, 2008, as defined in the 2007 Plan. Pursuant her employment agreement, Ms. Coberly is currently entitled to receive 12 months annual base salary in the event the agreement is terminated prior to the end of the employment term by the Company without “cause” or by Ms. Coberly for “good reason.” For a 12-month period following her termination, Ms. Coberly would be subject to non-compete and non-disclosure obligations.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information, on an award-by-award basis, concerning unexercised options to purchase common stock that are held by each named executive officer and outstanding as of December 31, 2008. None of the named executive officers who remain employed by the Company have transferred any of the awards that are reported in the table below.

	Option (Warrant) Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Larry Ellis	500,000		$7.66	5/24/2010
	50,000		$4.89	12/13/2010
	50,000		$2.28	11/9/2011
	900,000		$3.46	3/29/2017

James F. Anderson (1)	400,000		$5.28	7/24/2017

Sam White	150,000		$2.59	12/5/2016
	5,000		$2.01	2/6/2013

Jennifer Coberly	300,000		$3.80	4/22/2018

(1)	Mr. Anderson resigned from the Company, effective as of February 6, 2009.

Option Exercises and Stock Vested

The named executive officers did not exercise any options or own any restricted stock that vested during fiscal 2008.

Potential Payments upon Termination or Change in Control

As previously indicated in the discussion entitled “Employment Agreements” above, General Ellis, Ms. Coberly, and Mr. White are each entitled to receive benefits in certain instances related to a change in control, as described below. Additionally, General Ellis, Ms. Coberly and Mr. White are each entitled to receive benefits in certain instances related to termination.

Under the employment agreements of General Ellis and Ms. Coberly, each is entitled to termination payments if his or her employment is terminated by the Company without “cause,” or if such executive terminates his employment with “good reason.” Under his 2006 employment agreement, Mr. White is entitled to termination payments if his employment is terminated by the Company without “cause,” and pursuant to a March, 2008 amendment to his employment agreement, Mr. White is also entitled to termination payments if he terminates his employment with “good reason.”

“Cause” is generally defined as follows:

•

the executive engaged in fraudulent or dishonest conduct (as determined by a court or other fact finding body) that the Board of Directors reasonably determines has or would have a material adverse impact on the Company;

•	conviction of, or the pleading of no contest to a felony criminal offense;

•	willful refusal of the executive to perform his material employment-related duties or intentionally engaging in conduct that is materially adverse to the Company’s business interests; or

•	gross negligence in the performance of the executive’s material employment duties.

“Good reason” is generally defined as:

•	a material diminution of the executive’s duties or the assignment of responsibilities that are materially inconsistent with his position;

•	a reduction in the executive’s compensation (excluding a reduction of annual bonus due to the failure to achieve a target performance objective) or the executive’s benefits;

•	a relocation of the Company from South Florida; or

•	a material breach by the Company of the terms of the executive’s employment agreement.

The following table sets forth the estimated value of the benefits each executive officer would be entitled to receive if his/her employment was terminated in each of five termination scenarios as of December 31, 2008.

Name	Death		Disability		Terminated by Company for Cause	Terminated by Company other than for Disability, Death or Cause		Terminated by Executive for Good Reason
Larry Ellis	—	(1)	—	(2)	—	$2,600,000	(3)	$2,600,000	(3)
James F. Anderson	—		—		—	$325,000	(4)	$325,000	(4)
Jennifer Coberly	—		—		—	$280,000	(5)	$280,000	(5)
Sam White	—		—		—	$250,000	(6)	$250,000	(6)

(1)	General Ellis’ employment agreement provides that upon his death, his outstanding options will vest immediately and he will be entitled to receive a pro rata bonus for the year of termination based on his performance for that year, paid within two and a half months following the end of the year in which the date of termination occurs. As General Ellis does not currently have any unvested options and did not receive a bonus for 2008, the amount set forth in the table above would be zero.
(2)	General Ellis’ employment agreement provides that upon termination of his employment for disability, he will be entitled to receive a pro rata bonus for the year of termination based on his performance for that year, paid within two and a half months following the end of the year in which the date of termination occurs. As General Ellis did not receive a bonus for 2008, the amount set forth in the table above would be zero.
(3)	General Ellis’ employment agreement provides that upon termination of his employment by the Company for reason other than death, disability or cause, or by General Ellis for good reason, he is entitled to receive (a) a pro rata bonus for the year of termination based on General Ellis’ performance for that year, paid within two and a half months following the end of the year in which the date of termination occurs, (b) a “Severance Package” equal to two times each of General Ellis’ annual base salary and a bonus of an additional 100% of annual base salary, paid in 24 equal monthly installments and (c) eligibility to continue to participate in the Company’s benefit program. The first payment of the Severance Package, comprised of the first six installments, will be made on the first business day following the date six months after the termination date, and subsequent payments shall be made on a monthly basis from the seventh month through the twenty-fourth month following termination. The amount set forth in the table above includes a Severance Package of $2,600,000. As General Ellis did not receive a bonus for his performance in 2008 nor does he currently avail himself of the benefit program, the estimated value he would receive from a pro rata bonus and continued participation would be zero.
(4)

Mr. Anderson’s employment agreement provided that upon termination of his employment by the Company for reason other than death, disability, or cause, or by Mr. Anderson for good reason, he was entitled to receive (a) a Severance Package equal to his annual base salary paid in 12 equal monthly installments plus target bonus, if any, and (b) eligibility to continue to participate in the Company’s benefit program. The first payment of the Severance Package would have been made on the first business day of the month after the termination date, and subsequent payments would have been made on a monthly basis from the second month through the twelfth month following termination. The amount set forth in the table includes a Severance Package of $325,000. Mr. Anderson resigned from the Company without good reason, effective February 6, 2009.

(5)	Ms. Coberly’s employment agreement provides that upon termination of her employment by the Company for reason other than death, disability or cause, or by Ms. Coberly for good reason, she is entitled to receive (a) a Severance Package equal to her annual base salary paid in 12 equal monthly installments and (b) eligibility to continue to participate in the Company’s benefit program. The first payment of the Severance Package will be made on the first business day of the month after the termination date, and subsequent payments shall be made on a monthly basis from the second month through the twelfth month following termination. The amount set forth in the table above includes a Severance Package of $280,000.
(6)	Mr. White’s employment agreement provides that upon termination of his employment by the Company for reason other than death, disability or cause, or by Mr. White for good reason, he is entitled to receive (a) a Severance Package equal to his annual base salary paid in 12 equal monthly installments plus target bonus, if any, and (b) eligibility to continue to participate in the Company’s benefit program. The first payment of the Severance Package will be made on the first business day of the month after the termination date, and subsequent payments shall be made on a monthly basis from the second month through the twelfth month following termination. The amount set forth in the table above includes a Severance Package of $250,000.

The election of Steel Partners’ nominees at the 2008 Annual Meeting constituted a change in control (but not a business combination) and the executive officers’ unvested options consequently vested immediately upon election. Accordingly, the executive officers received a benefit valued as follows:

Name	Value
Larry Ellis	—
James F. Anderson	—
Jennifer Coberly	—
John Siemer	—
Sam White	$36,900

The value in the above table is based upon the positive difference, if any, between the exercise price of each executive officer’s options, and the closing market price of the Company’s common stock on the date of the 2008 Annual Meeting, August 19, 2008 ($3.00 per share), multiplied by the number of shares subject to accelerated vesting triggered by the Change of Control, according to the 2005 Plan and 2007 Plan.

Additionally, the deferred stock awards awarded to the named executive officers in March, 2008, will vest immediately if the Company experiences a change in control and, within twenty-four months following such change in control, the employee is terminated without “cause” or terminates his or her employment for “good reason” as defined in the employee’s employment agreement with the Company. The election of Steel Partners’ nominees at the 2008 Annual Meeting constituted a change in control, but did not trigger the acceleration of each of the executive officers’ deferred stock awards, and will not trigger such acceleration unless each respective officer’s employment is thereafter terminated by the Company without cause or by the executive for good reason.

As defined in our 2005 Plan and 2007 Plan, a change in control generally occurs if:

•	Any person, entity or group acquires more than 50% of either the Company’s outstanding shares of voting stock, or the combined voting power of our then outstanding voting securities;

•	There is a replacement of a majority of the members of the Board of Directors during any 12 month period, unless the new directors have been approved by at least a majority of the incumbent board; or

•

The consummation occurs of a “business combination,” defined as a reorganization, merger or similar transaction, or a sale of substantially all of the company’s assets, unless the stockholders before such transaction own directly or indirectly 50% or more of the then outstanding voting securities of the corporation resulting from the transaction.

COMPENSATION OF DIRECTORS

Annual Retainer

Each year, Point Blank Solutions pays each director (other than the non-executive Chairman of the Board) who is not an employee of the Company an annual retainer of $25,000. Fifty percent (50%) of the retainer may be paid in deferred awards of restricted common stock of the Company unless a director elects to receive a larger percentage (up to 100%) of the retainer in stock. The balance of the retainer is paid in cash quarterly in advance. The terms of the deferred stock awards (“DSAs”) are as follows:

•

Prior to commencement of service on the Board and the day of election or re-election at the Company’s Annual Meeting of Shareholders thereafter the percentage of the annual retainer to consist of deferred stock awards shall be elected by the director (in the absence of an election the percentage shall be 50%);

•	The aggregate number of deferred shares shall be determined on the day of election or re-election or the first trading day on or after the first date of service as a director, as the case may be;

•

Deferred shares shall vest on a daily basis, ratably over the period commencing on the first date of service on the Board during a calendar year and ending on the date of the Company’s Annual Meeting of such calendar year; and

•

Vested deferred shares shall be delivered to a director as soon as practicable following the end of the vesting period or, if earlier, as soon as practicable following separation from service as a director.

In light of the fact that the Company’s pool of available DSAs under the 2005 Plan had been depleted at the time, no equity instruments were available to grant to the five newly elected directors in August, 2008. The Compensation Committee determined that, as a temporary measure, outside director compensation should be in the form of cash for the third and fourth quarters of 2008.

Attendance Fees

In addition to the annual retainer, directors are paid the following attendance fees:

•	$2,500 for each Board meeting attended in person ($1,250 for each meeting participated through teleconference); and

•	$2,500 for each Audit, Governance, and Compensation committee meeting attended in person ($1,250 for each meeting participated through teleconference).

These attendance fees are paid in cash as soon as practicable following the close of each calendar quarter. No fees are paid for committee meetings attended when a Board meeting is held on the same day or for any meeting that last less than thirty minutes.

Committee Chair Fees

The chairman of each Board committee receives an additional annual retainer as follows:

•	Audit Committee: $15,000

•	Compensation Committee: $10,000

•	Nominating and Corporate Governance Committee: $10,000

Committee Chair fees are paid in the same manner as the annual retainer.

Long-Term Equity Incentives

Each director (other than the Non-Executive Chairman of the Board) receives DSAs for shares with a market value $75,000 upon first being elected to the Board, in addition to the DSAs received as part of the director’s annual retainer. The DSAs vest ratably on a daily basis over the three-year period commencing on the first date of service as a director. Vested DSAs are delivered to a director as soon as practicable following the close of such three-year period or, if earlier, as soon as practicable following separation from service as a director. Each year after the initial three-year period, a director receives an additional $25,000 of stock equivalent for effective board service, as determined by the Compensation Committee.

Non-Executive Chair Compensation

The Non-Executive Chair of the Board of Directors receives a $75,000 annual retainer (instead of $25,000 as paid to other directors) and receives DSAs with a market value of $150,000 (instead of $75,000), subject to all other terms and conditions for retainers and DSAs applicable to other directors.

Stock Accumulation Policy

In an effort to further align our directors’ economic interests with those of stockholders, the Company requires directors to accumulate $25,000 worth of our common stock and hold it until retirement from our Board of Directors. Each director has until the third anniversary of his or her first date of service as a member of the Board to accumulate $25,000 worth of our common stock. For purposes of satisfying this requirement, no share acquired as compensation for serving on the Board shall qualify, except for shares of our common stock received pursuant to a DSA attributable to an election to receive more than 50% of an annual retainer in the form of DSAs. In addition, for purposes of this $25,000 requirement, shares are valued based on either its actual purchase price (for shares that are purchased) or the value of the shares on the date the DSA was initially awarded (for shares received pursuant to a DSA). To date, directors have not been permitted to purchase shares of the Company due to the Company’s “blackout” policies and the fact that the Company was not current in its public reporting obligations.

Change in Control

In the event the Company experiences a change in control, as defined in the agreements for the DSAs, DSAs awarded to Board members will immediately vest, unless such change in control is a “business combination,” as defined in the 2005 and 2007 Omnibus Equity Incentive Plans, and a successor Company assumes or substitutes the DSAs and provides that the DSAs shall vest immediately in the event the director ceases to serve as a member of the Board for any reason other than a voluntary resignation.

The election of the five Steel Partners’ nominees at the 2008 Annual Meeting constituted a change in control (but not a business combination) and each director’s unvested DSAs consequently vested immediately upon such election. Accordingly, the directors received a benefit estimated to be valued as follows:

Name	Value
William P. Campbell (1)	$79,653
David Bell (1)	$39,450
Martin R. Berndt (1)	$36,708
Maurice Hannigan (2)	$41,707
Jack A. Henry (1)	$42,128
Suzanne M. Hopgood	$39,266

(1)	In December 2008, each of Senator Campbell, Mr. Bell, General Berndt and Mr. Henry rescinded awards representing the entire amount of the listed values.
(2)	In December 2008, Mr. Hannigan rescinded awards representing $34,185 of the listed value.

The value in the above table is based upon the closing market price of the Company’s common stock on August 19, 2008 ($3.00 per share), multiplied by the number of unvested DSAs each director held on August 19, 2008, the date of the 2008 Annual Meeting.

Director Compensation Table

The following table sets forth certain information with respect to the cash and other compensation paid or accrued by us in 2008 for services rendered by our non-executive directors. Directors who are also officers do not receive any separate compensation for serving as directors.

Director	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
William P. Campbell (2)	65,625	137,500	203,125
David Bell (3)	50,625	67,500	118,125
Martin R. Berndt (4)	67,120	66,667	133,787
Maurice Hannigan (5)	66,603	75,000	141,603
Jack A. Henry (6)	45,200	76,400	121,600
Suzanne M. Hopgood (7)	54,250	75,167	129,417
James R. Henderson (8)	38,560	18,493	57,053
Terry R. Gibson (9)	27,853	9,247	37,100
Merrill A. McPeak (10)	25,245	9,247	34,492
Bernard C. Bailey (11)	35,815	9,247	45,062
Robert Chefitz (12)	20,353	9,247	29,600

(1)	The value of stock awards included within this column reflect the dollar amount recognized in our consolidated financial statements for the fiscal year ended December 31, 2008, in accordance with SFAS 123R. Additional information regarding the assumptions used to estimate the fair value of the stock awards is included in Note 6 to the Consolidated Financial Statements. At the Annual Meeting of Stockholders that was held on August 19, 2008, five nominees from Steel Partners II, L.P. were elected to the Board of Directors of the Company. This change triggered an acceleration of the equity-based compensation expense and the total unvested and unamortized fair value of the equity-based compensation became vested immediately and was expensed in the accompanying financial statements.
(2)	In 2008, Senator Campbell received and rescinded deferred stock awards (“DSAs”) with grant date fair values computed in accordance with SFAS 123R of $37,500. In December 2008, Senator Campbell also rescinded the DSAs associated with his 2007 annual retainer and 3-year equity grant with grant fair value of $187,500.
(3)	In 2008, Mr. Bell received DSAs with grant date fair values computed in accordance with SFAS 123R of $17,500. In December 2008, Mr. Bell rescinded 32,728 shares associated his 2007 & 2008 annual retainers and 3-year equity grant with grant date fair value of $99,417. As of December 31, 2008, Mr. Bell held DSAs with respect to an aggregate of 2,900 shares of the Company’s common stock.
(4)	In 2008, General Berndt received DSAs with grant date fair values computed in accordance with SFAS 123R of $9,247. In December 2008, General Berndt rescinded 24,947 DSAs associated with his 2008 annual retainer and 3-year equity grant with grant date fair value of $87,397. As of December 31, 2008, General Berndt held DSAs with respect to an aggregate of 23,503 shares of the Company’s common stock.
(5)	In 2008, Mr. Hannigan received DSAs with grant date fair values computed in accordance with SFAS 123R of $25,000 and $9,247. In December 2008, Mr. Hannigan rescinded 32,292 DSAs associated with his 2007 annual retainer and 3-year equity grant with grant date fair value of $96,875. As of December 31, 2007, Mr. Hannigan held DSAs with respect to an aggregate of 54,926 shares and options to purchase an additional 5,342 shares of the Company’s common stock.
(6)	In 2008, Mr. Henry received and rescinded DSAs with grant date fair values computed in accordance with SFAS 123R of $26,400. In December 2008, Mr. Henry also rescinded the DSAs associated with his 2007 annual retainer and 3-year equity grant with grant date fair values of $100,000.
(7)	In 2008, Ms. Hopgood received DSAs with grant date fair values computed in accordance with SFAS 123R of $21,000. As of December 31, 2008, Ms. Hopgood held DSAs with respect to an aggregate of 32,304 shares of the Company’s common stock.
(8)	In 2008, Mr. Henderson received DSAs with grant date fair values computed in accordance with SFAS 123R of $18,493.

(9)	In 2008, Mr. Gibson received DSAs with grant date fair values computed in accordance with SFAS 123R of $9,247.
(10)	In 2008, General McPeak received DSAs with grant date fair values computed in accordance with SFAS 123R of $9,247.
(11)	In 2008, Mr. Bailey received DSAs with grant date fair values computed in accordance with SFAS 123R of $9,247.
(12)	In 2008, Mr. Chefitz received DSAs with grant date fair values computed in accordance with SFAS 123R of $9,247.

Compensation Committee Interlocks and Insider Participation

The Company’s Compensation Committee is currently composed of General McPeak (Chair), Mr. Henderson, and Mr. Chefitz. Prior to the Company’s 2008 Annual Meeting of Stockholders, held on August 19, 2008, the Compensation Committee consisted of Mr. Bell (Chair), Senator Campbell, and Mr. Hannigan. No member of the Compensation Committee (i) was, during the last fiscal year, an officer or employee of the Company; (ii) was formerly an officer of the Company; or (iii) had any relationship requiring disclosure under Item 404 of Regulation S-K. During the last completed fiscal year, none of the Company’s executive officers served as a member of the board of directors or compensation committee of any entity that has one or more executives serving on our Compensation Committee.

COMPENSATION COMMITTEE REPORT

This report of the Compensation Committee shall not be deemed to be incorporated by reference into any previous filing by us under either the Securities Act of 1933 or the Securities Exchange Act of 1934 that incorporates future Securities Act or Exchange Act filings in whole or in part by reference.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Regulation S-K Item 402(b) with management. Based on the review and discussions referred to in the preceding sentence, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

THE COMPENSATION COMMITTEE:

General (Ret.) Merrill A. McPeak (Chair)
James Henderson
Robert Chefitz

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding securities authorized for issuance under equity compensation plans is included in Part II, Item 5 of this Report, and is incorporated herein by reference to such Item.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of February 28, 2009, with respect to the beneficial ownership of shares of the Company’s common stock by:

(a)	Each person known to us to be the beneficial owner of 5% or more of the outstanding shares of our common stock;

(b)	Each of the Company’s directors, director nominees and named executive officers; and

(c)	All of the Company’s current executive officers and directors as a group.

Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 and generally includes voting or investment power over securities. Under this rule, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days of December 31, 2008 upon the exercise of options or warrants or upon the vesting of deferred stock awards. Each beneficial owner’s percentage ownership is determined by assuming that all options or warrants held by such persons that are exercisable within 60 days of December 31, 2008 have been exercised, based on 51,446,585 shares outstanding. Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each stockholder identified in the table possess sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder.

Name	Number	Percent
Directors
James R. Henderson (1)	58,187	*
Bernard C. Bailey (2)	29,471	*
General Martin R. Berndt (3)	33,962	*
Robert Chefitz (4)	27,206	*
Terry Gibson (5)	27,206	*
Maurice Hannigan (6)	41,650	*
General Merrill A. McPeak (7)	28,716	*

Executive Officers
General Larry Ellis (8)	1,502,000	2.9%
James F. Anderson (9)	405,000	*
Sam White (10)	155,000	*
Jennifer R. Coberly (11)	308,200	*
John C. Siemer (12)	4,000	*
Michelle Doery (13)	10,165	*

All current directors and executive officers as a group (13 persons)	2,630,763	5.1%

5% Holders
David H. Brooks 800 South Ocean Drive Boca Raton, Florida 33432 (14)	11,712,978	22.9%
Terry S. Brooks P.O. Box 369 Old Westbury, New York (15)	11,314,391	22.1%
Steel Partners II, L.P. 590 Madison Avenue, 32nd Floor New York, New York 10022 (16)	4,902,351	9.5%
Prescott Group Capital Management, L.L.C. 1924 South Utica, Suite 1120 Tulsa, Oklahoma 74104 (17)	2,790,231	5.4%

*	Indicates ownership in an amount less than 1% of our outstanding common stock.
(1)	Mr. Henderson is the Chairman of the Company’s Board of Directors. The amount beneficially owned by Mr. Henderson includes 58,187 shares that are or will be vested within 60 days pursuant to one or more deferred stock awards.
(2)	Mr. Bailey is a director of the Company. The amount beneficially owned by Mr. Bailey includes 29,471 shares that are or will be vested within 60 days pursuant to one or more deferred stock awards.
(3)	General Berndt is a director of the Company. The amount beneficially owned by General Berndt includes 33,962 shares that are or will be vested within 60 days pursuant to one or more deferred stock awards.
(4)	Mr. Chefitz is a director of the Company. The amount beneficially owned by Mr. Chefitz includes 27,206 shares that are or will be vested within 60 days pursuant to one or more deferred stock awards.
(5)	Mr. Gibson is a director of the Company. The amount beneficially owned by Mr. Gibson includes 27,206 shares that are currently vested or will be vested within 60 days pursuant to one or more deferred stock awards.
(6)	Mr. Hannigan is a director of the Company. The amount beneficially owned by Mr. Hannigan includes 36,308 shares that are or will be vested within 60 days pursuant to one or more deferred stock awards and 5,342 options currently exercisable or exercisable within 60 days.
(7)	General McPeak is a director of the Company. The amount beneficially owned by General McPeak includes 28,716 shares that are currently vested or will be vested within 60 days pursuant to one or more deferred stock awards.
(8)	General Ellis is the President and Chief Executive Officer of the Company. The amount beneficially owned by General Ellis includes 1,500,000 options currently exercisable or exercisable within 60 days.
(9)	Mr. Anderson was our Senior Vice President and the Chief Financial Officer. He resigned effective February 6, 2009. The amount beneficially owned by Mr. Anderson includes 400,000 options currently exercisable or exercisable within 60 days.
(10)	Mr. White is our Head of Global Sales. The amount beneficially owned by Mr. White includes 155,000 options currently exercisable or exercisable within 60 days.
(11)	Ms. Coberly is our General Counsel and Secretary. The amount beneficially owned by Ms. Coberly includes 300,000 options currently exercisable or exercisable within 60 days.
(12)	Mr. Siemer is our former Chief Operating Officer. The amount beneficially owned by Mr. Siemer is based on Company records and is as of the date of his separation.
(13)	Ms. Doery is our Vice President and Corporate Controller and Interim Chief Financial Officer. The amount beneficially owned by Ms. Doery includes 2,500 options currently exercisable or exercisable within 60 days.
(14)	Based upon a Schedule 13-D/A filed with the SEC on August 15, 2008. Based upon this filing and a Schedule 13-D filed by Terry S. Brooks, Mr. Brooks’ ex-wife, on June 26, 2008, beneficial ownership of 8,257,099 of Mr. Brooks’ shares has been transferred to Ms. Brooks, pursuant to the terms of a Separation Agreement. However, none of such shares has been transferred of record to Ms. Brooks, and consequently Mr. Brooks retains the power to vote the shares.
(15)	Based upon a Schedule 13-D filed with the SEC on June 26, 2008. See Note 8 concerning David H. Brooks, above. According to her filings, though the beneficial owner of 11,314,391 shares, Ms. Brooks has the power to vote only 3,057,292 of those shares.
(16)	Based upon a Schedule 13-D/A filed with the SEC on January 5, 2009.
(17)	Based upon a Schedule 13-G filed with the SEC on February 9, 2009.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Future relationships and transactions, if any, with affiliated parties or related persons will be reviewed by the Company’s Audit Committee for any potential conflict of interest. If the Audit Committee determines that any such transaction creates a conflict of interest situation, the Company will not proceed with such transaction unless approved in advance by the Audit Committee. The policies and procedures for the review, approval or ratification of any potential transactions with related parties are set forth in the Company’s related party transaction policy, publicly accessible through the Company’s website at http://www.pointblanksolutionsinc.com, under the “Corporate Governance” tab.

Indemnification

Pursuant to Delaware law and certain indemnification agreements entered into with the Company’s former Chairman and Chief Executive Officer, David H. Brooks, we advanced expenses and legal fees to Mr. Brooks in the amount of $1,321,000 during 2008. According to Mr. Brooks’ most recent amendment to Schedule 13-D, filed on August 15, 2006, he remains the beneficial owner of approximately 22.9% of the Company’s outstanding common stock. The advancement of expenses and legal fees is undertaken pursuant to agreements with Mr. Brooks, which the Company entered into in 2005, and was not reviewed by the Audit Committee in 2008. See legal proceedings in Part I of this Form 10K.

Steel Partners II, L.P. and JPS Industries, Inc.

At the Meeting of Stockholders that was held on August 19, 2008, the Company’s stockholders elected a slate of directors that included two employees of Steel Partners II, L.P. (“Steel”). Steel has reported in its initial filing on Schedule 13-D, filed with the Commission on February 11, 2008 and subsequent amendments, the most recent of which was filed with the Commission on January 5, 2009, that it owns approximately 9.5% of the Company’s outstanding common stock. Steel also reported that it owns approximately 40% of JPS Industries, Inc. (“JPS”), a supplier of ballistic materials from whom the Company has historically made and continues to make purchases of materials. During the period between February 1, 2008 through December 31, 2008, the Company made purchases with an aggregate value of approximately $33 million from JPS. The Company owed JPS approximately $1.1 million and $29,000 as of December 31, 2008 and February 28, 2009, respectively. The transactions between JPS and the Company were not reviewed by the Company’s Audit Committee as they were undertaken in the ordinary course of business pursuant to competitive bidding among suppliers.

Director Independence

The Board has determined that all of our current directors (Messrs. Henderson, Bailey, Berndt, Chevitz, Gibson, Hannigan and McPeak), and all of our former directors whose terms of office did not continue after our annual meeting of stockholders (Messrs. Bell, Campbell, and Henry and Ms. Hopgood), with the exception of the Company’s Chief Executive Officer and former director Larry Ellis, are independent directors within the meaning of the applicable rules of the Nasdaq Stock Market. Additionally, at all times during 2008, the members of each of our Board’s committees were independent directors.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Rachlin LLP

As more fully described below, all services to be provided by Rachlin are pre-approved by the Audit Committee, including audit services, audit-related services, tax services and certain other services. The following table shows the fees that the Company accrued for the audit and other services provided by Rachlin for fiscal years 2008 and 2007:

	2008	2007
Audit Fees	$900,000	$1,154,556
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$900,000	$1,154,556

Audit Committee Pre-Approval Procedures for Services Provided by the Independent Registered Public Accounting Firm

The Audit Committee has established a pre-approval policy and procedures for audit, audit-related and tax services that can be performed by the independent auditors without specific authorization from the Audit Committee subject to certain restrictions. The policy sets out the specific services pre-approved by the Audit Committee and the applicable limitations, while ensuring the independence of the independent auditors to audit the Company’s financial statements is not impaired. The pre-approval policy does not include a delegation to management of the Audit Committee responsibilities under the Securities Exchange Act of 1934.

The Company understands the need for Rachlin to maintain objectivity and independence in its audit of our financial statements. To minimize relationships that could appear to impair the objectivity of Rachlin, our Audit Committee has restricted the non-audit services that Rachlin may provide to the Company primarily to audit-related services.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report on Form 10-K:

1.	Financial Statements

See the Index to Financial Statements of page F-1 for a list of the financial statements filed with this report all of which are incorporated herein by reference.

2.	Financial Statement Schedules

See Note 11 to the Consolidated Financial Statements, for the “Valuation and Qualifying Accounts.”

3.	List of Exhibits (Being Updated by Jennifer)

Exhibit	Description
3.1	Certificate of Incorporation of the Company filed September 1, 1994.	(1)

3.2	Certificate of Amendment of Certificate of Incorporation of the Company filed December 31, 1996.	(2)

3.3	Certificate of Amendment of Certificate of Incorporation of the Company filed July 24, 2001.	(6)

3.4	Certificate of Designations and Preferences of the Company filed December 26, 2001.	(6)

3.5	Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock of the Company filed October 12, 2006.	(16)

3.6	Certificate of Ownership and Merger of Point Blank Solutions, Inc. into DHB Industries, Inc. filed October 1, 2007.	(20)

3.7	Second Amended and Restated By-Laws of the Company adopted as of August 17, 2007.	(19)

4.1	Rights Agreement, dated as of October 6, 2006, between American Stock Transfer & Trust Company and the Company.	(16)

10.1	Employment Agreement, dated May 24, 2005, by and between the Company and Larry Ellis.	(11)

10.2	Employment Agreement, dated September 28, 2006, by and between the Company and John C. Siemer.	(21)

10.3	Employment Agreement, dated September 28, 2006, by and between the Company and Thomas C. Canfield.	(21)

10.4	Employment Agreement, dated November 1, 2006, by and between the Company and Sam White.	(21)

10.5	Employment Agreement, dated March 29, 2007, by and between the Company and Larry Ellis.	(21)

10.6	Employment Agreement, dated June 21, 2007, by and between the Company and James Anderson.	(21)

10.7	Amendment to Employment Agreement by and between John C. Siemer and the Company	(26)

10.8	Amendment to Employment Agreement by and between Sam White and the Company	(26)

10.9	Employment Agreement, dated April 7, 2008, by and between the Company and Jennifer Coberly.	(24)

10.10	Warrant Agreement, dated July 1, 2005, between the Company and David Brooks.	(14)

Exhibit	Description
10.11	Warrant of the Company issued to Larry Ellis on May 24, 2005.	(11)

10.12	Warrant Agreement, dated May 18, 2006, between the Company and William P. Campbell.	(21)

10.13	Warrant Award Certificate issued to John C. Siemer on September 28, 2006.	(21)

10.14	Warrant Award Certificate issued to Thomas C. Canfield on September 28, 2006.	(21)

10.15	Warrant Award Certificate issued to Larry Ellis on March 29, 2007.	(21)

10.16	Warrant Award Certificate issued to James Anderson on July 24, 2007.	(21)

10.17	Promissory Note, dated November 6, 2000, between the Company and David Brooks.	(3)

10.18	The Company’s 1995 Stock Option Plan.	(4)

10.19	The Company’s 2005 Omnibus Equity Incentive Plan.	(13)

10.20	The Company’s Restated 2007 Omnibus Equity Incentive Plan.	(30)

10.21	Stock Subscription Agreement, dated December 14, 2001, between the Company and David Brooks.	(6)

10.22	Form of Warrant Award Certificate of the Company pursuant to the 2005 Plan.	(21)

10.23	Form of Warrant Award Certificate of the Company pursuant to the 2007 Plan.	(18)

10.24	Form of Director Deferred Stock Award Agreement pursuant to the 2007 Plan.	(30)

10.25	Employment Agreement, dated July 1, 2000, between the Company and David Brooks.	(7)

10.26	Board of Directors Compensation Policy, effective as of January 1, 2007.	(21)

10.27	Sale Agreement, dated March 10, 2000, between the Company and DMC2 Electronic Components.	(5)

10.28	Lease, dated January 1, 2001, between V.A.E. Enterprises and Point Blank Body Armor, Inc.	(7)

10.29	Lease Agreement, dated April 15, 2001, between A&B Holdings, Inc. and the Company.	(3)

10.30	Industrial Lease, dated December 5, 2003, between Atlantic Business Center L.C. and Point Blank Body Armor, Inc.	(8)

10.31	Employment Agreement, dated May 24, 2005, by and between the Company and Manuel Rubio.	(11)

10.32	Employment Agreement, dated May 24, 2005, by and between the Company and Dawn Schlegel.	(11)

10.33	Employment Agreement, dated May 24, 2005, by and between the Company and Ishmon Burks.	(11)

10.34	Employment Agreement, dated June 2, 2005, by and between the Company and Marc Dien.	(12)

10.35	Amended and Restated Loan and Security Agreement, dated as of April 3, 2007, by and among Protective Apparel Corporation of America, Point Blank Body Armor, Inc., NDL Products, Inc., the Company and LaSalle Business Credit, LLC, as Administrative Agent and Collateral Agent.	(17)

10.36	Subscription and Structuring Agreement, dated as of December 19, 2003, by and among Point Blank Body Armor, Inc., Hightower Capital Management, LLC and the Company.	(8)

10.37	Release Agreement and Contractual Undertakings, dated July 31, 2006, by and between the Company and David H. Brooks.	(21)

10.38	Securities Purchase Agreement, dated July 31, 2006, by and between the Company and David H. Brooks.	(21)

Exhibit	Description
10.39	Registration Rights Agreement, dated July 31, 2006, by and between the Company and David H. Brooks.	(21)

10.40	Warrant Exercise Agreement, dated July 31, 2006, by and between the Company and David H. Brooks.	(21)

10.41	Agreement of Insured’s, dated as of July 27, 2006, by and among the Company, David H. Brooks, Sandra Hatfield, Dawn M. Schlegel, Cary Chasin, Jerome Krantz, Gary Nadelman, Barry Berkman and Gen. (Ret.) Larry R. Ellis.	(21)

10.42	Stipulation and Agreement of Settlement, dated November 30, 2006.	(21)

10.43	Warrant of the Company issued to Manuel Rubio on May 24, 2005.	(11)

10.44	Warrant of the Company issued to Ishmon Burks on May 24, 2005.	(11)

10.45	Warrant of the Company issued to Marc Dien on June 2, 2005.	(12)

10.46	Employment Agreement, dated December 1, 2005, by and between the Company and Rick Hockensmith.	(15)

10.47	Warrant Award Agreement, dated November 28, 2005, between the Company and Rick Hockensmith.	(15)

10.48	Employment Agreement, dated August 24, 2006, by and between the Company and James Anderson.	(21)

10.49	Award/Contract, dated June 7, 2004, by and between U.S. Army Robert Morris Acquisition Center and Point Blank Body Armor, Inc.	(22)

10.50	Solicitation/Contract/Order for Commercial Items, dated December 23, 2004, by and between U.S. Army Robert Morris Acquisition Center and Point Blank Body Armor, Inc.	(22)

10.51	Limited Consent and First Omnibus Amendment, dated as of September 28, 2007, by and among the Company, LaSalle Business Credit, LLC, successor by merger to LaSalle Business Credit, Inc., and the Company’s subsidiaries, Protective Apparel Corporation of America, Point Blank Body Armor, Inc. and NDL Products, Inc., with respect to the Amended and Restated Loan and Security Agreement, dated April 3, 2007, by and among the Company, LaSalle and the Borrowers.	(23)

10.52	Solicitation/Contract/Order for Commercial Items, dated August 3, 2006, by and between U.S. Army Robert Morris Acquisition Center and Point Blank Body Armor, Inc.	(23)

10.53	Solicitation/Contract/Order for Commercial Items, dated May 21, 2007, by and between U.S. Army Robert Morris Acquisition Center and Point Blank Body Armor, Inc.	(23)

10.54	$86.2 million contract with the united States Army for Improved Outer Tactical Vests	(27)

10.55	Limited Liability Company Agreement, dated March 18, 2008, by and among PBSS, LLC and FMS Technologies LLC. Confidential treatment has been granted for portions of this document.	(24)

10.56	Supply Agreement, dated March 18, 2008, by and between the Company and Lifestone Materials, LLC. Confidential treatment has been granted for portions of this document.	(24)

10.57	Form of Indemnification Agreement.	(25)

10.58	Form of Deferred Stock Award Agreement.	(26)

10.59	Fourth Amendment to Loan and Security Agreement with LaSalle Business Credit, LLC.	(27)

10.60	Sixth Amendment to Loan and Security Agreement with Bank of America, N.A., dated October 31, 2008.	(28)

Exhibit	Description
10.61	Seventh Amendment to Loan and Security Agreement with Bank of America, N.A., dated November 12, 2008.	(28)

10.62	Eighth Amendment to Loan and Security Agreement with Bank of America, N.A., dated January 30, 2009.	(29)

14.1	Code of Ethics.	(9)

16.1	Letter from Weiser LLP to the Company regarding change in certifying accountant.	(10)

21.1	List of Significant Subsidiaries.	(21)

23.1	Consent of Independent Registered Public Accounting Firm.	(31)

24.1	Ninth Amendment to Loan and Security Agreement, dated March 16, 2009 with Bank of America, N.A.	(31)

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.	(31)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.	(31)

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(31)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(31)

Notes to Exhibit Table:

(1)	Incorporated by reference to the Company’s Definitive Proxy Material filed February 15, 1995.
(2)	Incorporated by reference to Post-Effective Amendment No. #3 to the Company’s Registration Statement on Form SB-2, File No. 33-59764, filed on January 31, 1997.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed March 30, 2001.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on or about November 6, 1995.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed March 23, 2000.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 28, 2002.
(7)	Incorporated by reference to the Amendment filed April 9, 2002, to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed April 1, 2002.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 16, 2004.
(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 17, 2005.
(10)	Incorporated by reference to the Amendment filed April 22, 2005, to the Company’s Current Report on Form 8-K filed April 15, 2005.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed May 27, 2005.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed June 3, 2005.
(13)	Incorporated by reference to the Company’s Definitive Proxy Material filed June 24, 2005.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 1, 2005.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 6, 2005.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed October 12, 2006.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed April 5, 2007.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 20, 2007.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 24, 2007.
(20)	Incorporated by reference to the Company’s Current Report on Form 8-K filed October 2, 2007.
(21)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed October 1, 2007.

(22)	Incorporated by reference to the Amendment filed February 19, 2008, to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed October 1, 2007.
(23)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed March 17, 2008.
(24)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed May 12, 2008.
(25)	Incorporated by reference to the Company’s Current Report on Form 8-K filed March 5, 2008.
(26)	Incorporated by reference to the Company’s Current Report on Form 8-K filed March 18, 2008.
(27)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed August 11, 2008.
(28)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed November 17, 2008.
(29)	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 9, 2008.
(30)	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 3, 2009.
(31)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POINT BLANK SOLUTIONS, INC.

By:	/s/ LARRY ELLIS
Larry Ellis President and Chief Executive Officer

Date: March 16, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/S/ LARRY ELLIS Larry Ellis	President and Chief Executive Officer (Principal Executive Officer)	March 16, 2009

/S/ MICHELLE DOERY Michelle Doery	Interim Chief Financial Officer, Vice President and Corporate Controller (Principal Financial Officer and Principal Accounting Officer)	March 16, 2009

/S/ JAMES R. HENDERSON James R. Henderson	Chairman of the Board of Directors	March 16, 2009

/S/ TERRY R. GIBSON Terry R. Gibson	Director	March 16, 2009

/S/ GENERAL MERRILL A. MCPEAK General Merrill A. Mcpeak	Director	March 16, 2009

/S/ MAURICE HANNIGAN Maurice Hannigan	Director	March 16, 2009

/S/ BERNARD C. BAILEY Bernard C. Bailey	Director	March 16, 2009

/S/ GENERAL MARTIN R. BERNDT General Martin R. Berndt	Director	March 16, 2009

/S/ ROBERT CHEFITZ Robert Chefitz	Director	March 16, 2009

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Point Blank Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Point Blank Solutions, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Point Blank Solutions, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ RACHLIN LLP

Fort Lauderdale, Florida

March 16, 2009

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31,

(In thousands, except share data)

	2008	2007
ASSETS
Current assets:
Cash	$1,707	$213
Restricted cash	—	35,200
Accounts receivable, less allowance for doubtful accounts of $279 and $296, respectively	33,620	25,144
Inventories, net	38,700	43,550
Income tax receivables	11,951	20,285
Deferred income taxes	14,829	21,468
Prepaid expenses and other current assets	2,782	3,150

Total current assets	103,589	149,010

Property and equipment, net	10,742	5,967

Other assets:
Deferred income taxes	10,931	1,312
Deposits and other assets	113	78

Total other assets	11,044	1,390

Total assets	$125,375	$156,367

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$39,207	$16,254
Note payable—related party	2,950	—
Income taxes payable	285	—
Accounts payable	23,310	15,416
Accrued expenses and other current liabilities	4,927	8,384
Reserve for class action settlement	4,172	39,372
Vest replacement program obligation	410	527
Employment tax withholding obligation	8,154	34,176

Total current liabilities	83,415	114,129

Long term liabilities:
Unrecognized tax benefits	11,239	11,134
Other liabilities	418	525

Total long term liabilities	11,657	11,659

Total liabilities	95,072	125,788

Commitments and contingencies
Minority and non-controlling interests in consolidated subsidiaries	411	406
Contingently redeemable common stock (related party)	19,326	19,326
Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 51,446,585 and 51,044,609 shares issued and outstanding, respectively	48	48
Additional paid in capital	89,673	84,552
Accumulated deficit	(79,155)	(73,753)

Total stockholders’ equity	10,566	10,847

Total liabilities and stockholders’ equity	$125,375	$156,367

The accompanying notes are an integral part of these consolidated financial statements.

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

(In thousands, except per share data)

	2008	2007	2006
Net sales	$164,922	$320,796	$254,105
Cost of goods sold	159,103	259,289	196,154

Gross profit	5,819	61,507	57,951

Selling, general and administrative expenses	32,359	40,921	42,539
Litigation and costs of investigations	7,199	9,647	13,886
Employment tax withholding charge (credit)	(26,034)	(737)	4,407

Total operating costs	13,524	49,831	60,832

Operating income ( loss)	(7,705)	11,676	(2,881)

Interest expense	1,255	791	1,946
Other (income) expense	(411)	(110)	127

Total other expense	844	681	2,073

Income (loss) before income tax expense (benefit)	(8,549)	10,995	(4,954)

Income tax expense (benefit):
Current	658	(10,865)	(772)
Deferred	(3,051)	15,501	1,058

Total income tax expense (benefit)	(2,393)	4,636	286

Income (loss) before minority and non-controlling interests of subsidiaries	(6,156)	6,359	(5,240)
Less minority and non-controlling interests of subsidiaries	(754)	153	82

Net income (loss)	$(5,402)	$6,206	$(5,322)

Basic and diluted earnings (loss) per common share	$(0.11)	$0.12	$(0.12)

The accompanying notes are an integral part of these consolidated financial statements.

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(In thousands, except share data)

	Common Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance December 31, 2005	43,427,550	$43	$77,176	$(74,637)	$2,582
Net loss	—	—	—	(5,322)	(5,322)
Equity-based compensation	—	—	1,395	—	1,395
Common stock repurchased	(655,000)	—	(3,133)	—	(3,133)
Stock issued for settlement of obligation	14,960	—	220	—	220
Contingently redeemable common stock	3,007,099	3	(3)	—	—
Exercise of stock options	5,250,000	5	5,245	—	5,250

Balance December 31, 2006	51,044,609	$51	$80,900	$(79,959)	$992
Net income	—	—	—	6,206	6,206
Equity-based compensation	—	—	3,649	—	3,649

Balance December 31, 2007	51,044,609	$51	$84,549	$(73,753)	$10,847
Net loss	—	—	—	(5,402)	(5,402)
Equity-based compensation	—	—	5,156	—	5,156
Stock issued to Board of Directors	247,709	—	—	—	—
Common stock retired by previous Board	(202,633)	—	—	—	—
Exercise of stock options, net of payroll taxes paid	54,284	—	28	—	28
Deferred stock awards issued to employees, net of payroll taxes paid	302,616	—	(63)	—	(63)

Balance December 31, 2008	51,446,585	$51	$89,670	$(79,155)	$10,566

The accompanying notes are an integral part of these consolidated financial statements.

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

(In thousands)

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$(5,402)	$6,206	$(5,322)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,482	637	643
Amortization of deferred financing costs	118	88	41
Deferred income tax expense (benefit)	(3,051)	15,501	1,058
Gain on sale of fixed assets	(3)	—	(94)
Minority and non-controlling interests in consolidated subsidiaries	(245)	153	82
Equity-based compensation	5,156	3,649	1,615
Changes in assets and liabilities:
Increase in restricted cash	—	—	(35,200)
Accounts receivable	(8,476)	12,943	2,957
Accounts receivable from insurers	—	—	12,875
Inventories	4,850	(11,340)	(5,385)
Income tax receivable	8,334	(20,285)	—
Prepaid expenses and other current assets	250	(912)	(784)
Deposits and other assets	(35)	16	7
Accounts payable	7,526	814	2,229
Accrued expenses and other current liabilities	(3,457)	(4,528)	4,178
Vest replacement obligation	(117)	(5,527)	(3,658)
Income taxes payable	356	(5,905)	(636)
Unrecognized tax benefits	105	11,134	—
Employment tax withholding obligation	(26,022)	(2,307)	4,407
Other liabilities	(107)	(327)	(632)

Net cash provided by (used in) operating activities	(18,738)	10	(21,619)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	4	38	572
Purchases of property and equipment	(3,758)	(4,817)	(458)

Net cash provided by (used in) investing activities	(3,754)	(4,779)	114

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	368	(3,024)	5,531
Contribution from minority owners	250	—	—
Loan from minority owners	450	—	—
Net proceeds from revolving line of credit	22,953	7,829	8,425
Repayment of notes payable – bank	—	—	(15,000)
Issuance of contingently redeemable common stock (related party)	—	—	19,326
Repurchase of common stock	—	—	(3,133)
Payment of payroll taxes from option exchange for employees and exercise of stock options	(120)	—	—
Proceeds from exercise of stock options	85	—	5,250

Net cash provided by financing activities	23,986	4,805	20,399

Net increase (decrease) in cash and cash equivalents	1,494	36	(1,106)
Cash and cash equivalents at beginning of year	213	177	1,283

Cash and cash equivalents at end of year	$1,707	$213	$177

Supplemental cash flow information:
Cash payments for interest	$966	$703	$1,905

Cash payments for income taxes	$983	$4,224	$—

Property and equipment acquired by issuing a notes payable	$2,500	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 1.	BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Point Blank and its subsidiaries, Point Blank Body Armor, Inc., Protective Apparel Corporation of America and Life Wear Technologies, Inc. All subsidiaries are wholly owned except for a 0.65% interest in Point Blank Body Armor, Inc. The Company’s operating subsidiaries are engaged in the domestic manufacture and marketing of protective body armor and health related sports braces and related equipment. The accounts of Lifestone Materials, LLC (“Lifestone”) are also included in the accompanying consolidated financial statements. Point Blank has a 50% interest and is the primary beneficiary of Lifestone (See Note 7). All intercompany accounts and transactions have been eliminated in consolidation.

Name Change

On October 1, 2007, the Company changed its name from DHB Industries, Inc. to Point Blank Solutions, Inc., pursuant to a merger of a wholly-owned subsidiary of the Company with and into DHB Industries, Inc.

Business Description

The Company is a leading manufacturer and provider of bullet- and projectile-resistant garments, fragmentation protective vests, slash and stab protective armor, and related ballistic accessories, which are used domestically and internationally by military, law enforcement, security and corrections personnel, as well as by government agencies. In addition, the Company manufactures and distributes health apparel and equipment, including a variety of knee, ankle, elbow, wrist, back supports and braces that assist serious athletes, weekend sports enthusiasts and general consumers in their respective sports and everyday activities. The Company has manufacturing facilities in Pompano Beach, Deerfield Beach and Oakland Park, Florida, Jacksboro, Tennessee and Anderson, South Carolina.

Segments

The Company operates in one segment and therefore does not provide additional disclosure relating to reporting segments.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during each reporting period. Actual results could differ from those estimates based upon future events. The Company evaluates the estimates on an ongoing basis. In particular, the Company regularly evaluates estimates related to the recoverability of accounts receivable and inventory, realization of deferred tax assets and accrued liabilities, the liability for the Zylon vest replacement program, equity-based compensation expense, the liability for payroll taxes, the provision for income taxes, the cost of litigation in connection with the reserve for class actions and shareholder derivative lawsuits, and the provision for excess and obsolete inventory. Estimates of product returns are based on historical experience and on various other specific assumptions that the Company believes are reasonable.

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

Non-military contracts specify that customers may return products to the Company only if such products do not meet agreed upon specifications. Ballistics apparel products sold to customers besides the U.S. military for use in combat comply with NIJ standards, and are subjected to internal and external quality control procedures. Because of these internal and external quality control procedures, warrant returns of products sold to law enforcement agencies and to distributors are minimal.

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

The Company does not offer any general rights of return, express or implied, associated with any of its military sales or its sports medicine and health support sales. Ballistic resistant apparel and other accessories sold to non-military customers have a 30-day right of return. At the time of sale, the sales transactions meet the conditions of FASB Statement No. 48, “Revenue Recognition When Right of Return Exists,” and revenue is recognized at the time of sale net of provision for returns.

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

Concentrations:

During the year ended December 31, 2008, 62% of our revenues were from the Military and Federal government, 20% from Domestic/Distributor sales, 15% from International sales and 3% from our Sports and Health product sales. The International sales resulted from contract awards for soft body armor products to Middle Eastern countries, including Iraq.

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

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Accounts Receivable

Accounts receivable consist of trade receivables recorded at original invoice amount, less an estimated allowance for uncollectible amounts. Trade credit is generally extended on a short-term basis without requiring collateral; thus trade receivables do not bear interest, although a finance charge may be applied to receivables that are past due. Trade receivables are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Changes in the estimated collectability of trade receivables are recorded in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts.

Inventories

The Company values inventories, which consist of finished goods, work in process and raw materials, at the lower of cost, using specific identification for ballistic raw materials and using the first-in, first-out method for all other inventory, or market. Changes for potential non-saleable inventory due to excess stock or obsolescence are based upon a detailed review of inventory components, past history and expected future usage.

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

Fair Values of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, long-term debt and contingently redeemable common stock. The carrying values of cash, accounts receivable and accounts payable approximate their fair values. The fair value of the Company’s long-term debt was estimated based on the current rates offered to the Company for debt with the same remaining terms and maturities. The Company’s contingently redeemable common stock was estimated based upon (1) the number of shares contingently redeemable (see Note 9. Commitments and Contingencies) multiplied by the price per share as of December 31, 2008 and (2) the potentially refundable share price (see Note 9. Commitments and Contingencies). The fair value of the Company’s contingently redeemable common stock at December 31, 2008, was approximately $5,913.

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

Research and Development Expenses

Research and development expenses are included in selling, general and administrative expenses as incurred, and for the years ended December 31, 2008, 2007 and 2006, were $1,703, $1,878, and $1,687 respectively.

Advertising Expenses

The cost of advertising is expensed as incurred. The Company’s advertising expense was $352, $475 and $567, for the years ended December 31, 2008, 2007 and 2006, respectively.

Minority interest and Non-Controlling Interests

The Company’s minority interest on the consolidated balance sheet reflects the 0.65% minority interest in Point Blank Body Armor, Inc. at December 31, 2008 and 2007. Additionally, for the period from the Company’s affiliation with the joint venture through December 31, 2008, 50% of the operating results generated from the Lifestone Materials joint venture are reflected as non-controlling interest.

Income (Loss) Per Share

For all periods presented, basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding compounding the effects of all potentially dilutive common stock equivalents, principally options, using the treasury stock method except in cases where the effect would be anti-dilutive.

During 2008, 2007 and 2006, the Company has presented earnings per share using the two-class method. This is because the Company has outstanding contingently redeemable common shares that would participate in any dividend distributions, to the extent that the Company declared any dividends.

Stock-Based Compensation

The per share weighted average fair value of stock options granted during the years ended December 31, 2008, 2007 and 2006 was $2.40, $3.10 and $1.30, respectively. The fair value of these options was determined as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Grants Issued During
	2008	2007	2006
Risk free interest rate	3.2%	4.8%	5.1%
Expected volatility of common stock	77.8%	82.2%	90.5%
Dividend yield	0%	0%	0%
Expected term (in years)	5.0 years	5.0 years	0.7 years

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

The risk free rate for the periods within the contractual life of the option is based on the U.S. Treasury security yield curve in effect at the time of the grant. Expected volatilities are based on the Company’s common stock historical volatility. The Company uses historical data to estimate forfeiture rates within the valuation model.

Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset or asset group from the expected pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets. No impairment losses for long-lived assets have been recognized during each of the three years in the period ended December 31, 2008.

New Accounting Standards Implemented

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including as amendment of FASB Statement No. 115” (“SAFS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 became effective for us on January 1, 2008. To date, we have not elected to measure any financial instruments at fair value and do not expect the adoption of SFAS 159 to have a material effect on our financial position or results of operations.

New Accounting Standards Not Yet Adopted

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes acceptable methods of measuring fair value and expands disclosures for fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether an instrument or transaction is measured at fair value. SFAS 157 became partially effective for us on January 1, 2008. However, FSP FAS 157-2, “Effective Date of FASB Statement No. 157”, delayed for us the effective date of SFAS 157 until January 1, 2009 for nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities. We do not expect that the full adoption of SFAS 157 will have a material impact on our financial statements.

In December, 2007, the FASB issued SFAS 141R, “Business Combinations” (“SFAS 141R”), which requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R requires, among other things, that in a business combination achieved in stages (sometimes referred to as a “step acquisition”), that the acquirer recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R).

SFAS 141R also requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual, which in most types of business combinations will be the excess of the consideration transferred plus the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. SFAS 141R applies prospectively to business combinations for which the

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect that the adoption of SFAS 141R will have a material impact on our financial statements.

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

In November 2008, the FASB ratified the final consensuses reached in EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations” and EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets”. EITF 08-6 resolves several accounting issues that arise in applying the equity method of accounting. Most of these issues arise or become more prevalent upon the effective date of SFAS 141R or SFAS 160. EITF 08-7 provides guidance on the initial and subsequent measurement of defensive assets acquired in a business combination, apart from acquired in-process research and development assets. The effective dates of EITF 08-6 and EITF 08-7 coincide with the effective dates of SFAS 141R and SFAS 160; both pronouncements are to be applied on a prospective basis in fiscal years beginning on or after December 15, 2008. We do not believe that EITF 08-6 or EITF 08-7 will have a material impact on our financial statements.

Note 2.	INVENTORIES AND COST OF GOODS SOLD

The components of inventories as of December 31, 2008 and 2007 are as follows:

	December 31,
	2008	2007
Raw materials	$24,799	$26,414
Work in process	90	8,409
Finished goods	13,811	8,727

	$38,700	$43,550

The components of cost of goods sold for each of the three years in the period ended December 31, are as follows:

	For the year ended December 31,
	2008	2007	2006
Manufactured cost of goods sold	$149,129	$257,989	$192,720
Impaired, excess and obsolete inventory	9,974	4,812	3,434
Provision for vest replacement program	—	(3,512)	—

Cost of goods sold	$159,103	$259,289	$196,154

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

The impairment of inventory represents the charge to cost of goods sold for each of the periods presented for valuing obsolete or excess inventory at its market value. During the fourth quarter of 2008, there was an $8,200 charge for inventory impairment. There were many reasons for the impairment including the following: there were remnants that were deemed obsolete; material was purchased by the Company that could not sell at the anticipated rate and materials that the Company’s internal quality control process determined were not suitable for their intended use in the ordinary course of business.

The provision for the vest replacement program represents the estimated cost of replacing certain vests, containing the material Zylon pursuant to a non-cash settlement of a class action against the Company and other companies in the industry. The Company agreed to participate in a voluntary vest replacement program with the cost of that program charged to cost of goods sold in 2005. The Company initially estimated the vest replacement program obligation based on several factors, including the number of vests that were expected to be exchanged, the costs of such replacement vests, accommodations expected to be offered to customers and other associated costs. During the course of the implementation of the vest replacement program, the Company continued to evaluate the methodology and process applied to estimate this obligation. Based on the cumulative experience developed and changes in future expected activity, the Company revised its estimate of the vest replacement program obligation during the fourth quarter of 2007, resulting in an adjustment of $3,500, which was included as a reduction of cost of sales.

Note 3.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,		Estimated useful life
	2008	2007
Machinery and equipment	$7,955	$2,610	5-10 years
Furniture, fixtures and computer equipment	6,052	5,436	3-7 years
Transportation equipment	58	50	3-5 years
Leasehold improvements	1,319	1,054	3-10 years or term of lease if shorter

	15,384	9,150
Less accumulated depreciation and amortization	(4,642)	(3,183)

	$10,742	$5,967

Depreciation and amortization expense for the years ended December 31, 2008, 2007 and 2006, were approximately $1,482, $637 and $643, respectively.

Note 4.	REVOLVING LINE OF CREDIT

The Company entered into an Amended and Restated Loan and Security Agreement (“Credit Facility”) with its’ lender in 2007 which matures April 2010. The Credit Facility provides for a $35 million revolving credit line available to the Company’s subsidiaries, jointly and severally, bearing interest at the base rate plus 3.5% or, at our option, LIBOR plus 4.5%. Borrowings are available in the form of advances or letters of credit granted or issued against a percentage of the Company’s subsidiaries’ eligible accounts receivable and eligible inventory. In accordance with the terms of our Credit Facility, the financial covenants were revised to include (1) minimum net worth, (2) fixed charge coverage ratio, (3) minimum consolidated earnings before interest, taxes, depreciation, amortization, non-cash compensation and (4) maximum capital expenditures, all as defined. The revolving credit line is secured by substantially all of our assets.

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

On October 31, 2008, the Company entered into an amendment to the Credit Facility with our lender. That amendment provided for the lender to loan us $10 million for a three month period, which was subsequently extended for another three month period to April 30, 2009, bearing interest at the base rate plus 2.0%, the proceeds of which were used to pay down the revolving Credit Facility. The structure of this amendment increased our borrowing capacity under the Credit Facility to support our projected short-term working capital needs for manufacturing our current backlog. A third party provided a guarantee in support of the term loan and we agreed to use the term loan proceeds solely for the purpose of paying for raw material purchases, labor, packaging, shipping and supplies in connection with certain contracts with the U.S. military.

On November 12, 2008, we and our lender amended the Credit Facility. Under the terms of that amendment, we were not subjected to certain of the aforementioned financial covenants as long as availability under the Credit Facility (as defined) was in excess of $4,000 for each of the months ending September 30, 2008, October 31, 2008 and November 30, 2008, and following those periods in excess of $12,500.

At December 31, 2008, we were not in compliance with certain financial covenants of the credit agreement and obtained a waiver from our lender.

On March 16, 2009, the Company entered into an amendment to the Credit Facility with our lender. That amendment (i) waived existing financial covenant defaults as of December 31, 2008 (ii) reset financial covenants for periods subsequent to December 31, 2008 (iii) while the total credit facility remains at $45,000 ($35,000 Revolver and $10,000 Term loan) the amendment reduced the inventory sublimit from $17,500 to $14,500 on the earlier of the receipt of the tax refund in an amount of at least $11,000 on May 15, 2009 (iv) approved a structured over advance of $1,425 with scheduled step downs to accommodate the December 31, 2008 inventory write-down and (v) changed the interest rate on the Revolver to Base Rate plus 3.5% or Libor plus 4.5% and Term loan borrowings to Base Rate plus 2.0%.

Financing costs associated with the credit agreement are capitalized and amortized over the term of the financing as extended by subsequent amendments using a method that approximates the effective interest method. Amortization expense was $118, $88 and $41 during the years ended December 31, 2008, 2007, and 2006, respectively.

Note Payable

In March 2008, the partner to the Lifestone Materials, LLC (“Lifestone”, See Note 7) contributed property and equipment to Lifestone in exchange for a $2,500 note payable. This loan bears interest at the prime rate plus .25%. Principal and interest are repaid on a quarterly basis from LifeStone’s available cash as determined by Lifestone’s partners.

Note 5.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following as of December 31,

	2008	2007
Commissions	$269	$237
Accrued payroll and related	1,221	3,513
Vendor invoices not yet received	2,614	3,870
Other	823	764

	$4,927	$8,384

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 6.	STOCKHOLDERS’ EQUITY

Common Stock

The Company has 100,000,000 shares authorized of its $0.001 par value common stock. No dividends have been paid on common stock during the last four fiscal years. During 2006, 655,000 shares of common stock were bought back by the Company in the open market.

On July 31, 2006, the Company issued 3,007,099 shares of common stock in a private placement transaction where the former Chairman and CEO purchased the shares for $4.93 per share under the terms of the Memorandum of Understanding. Due to the fact that the shares are subject to a put if the proposed settlement is not approved by the court, the proceeds of this issuance are classified outside of permanent equity until the contingency is resolved (see Note 9. Commitments and Contingencies). The fair value of these contingently redeemable shares at December 31, 2008, is approximately $5,913.

Exercise of Stock Options

In March and July 2006, the former chairman and CEO exercised certain stock options granted to him in connection with the extension of his employment agreement in July 2005. In March 2006, he exercised 1,500,000 options with an exercise price of $1.00 per share pursuant to a mandatory exercise provision contained in the option agreement. On July 1, 2006, he elected to exercise an additional 750,000 options with an exercise price of $1.00 per share. On July 31, 2006, he agreed to exercise 3,000,000 additional options at a modified exercise price of $2.50 per share in connection with the Memorandum of Understanding executed to memorialize the agreement between the Company and the former Chairman and CEO regarding the funding of certain obligations under a proposed settlement of a securities class action (see Note 9. Commitments and Contingencies). Due to the fact, $1.50 per share of the exercise price is potentially refundable if the proposed settlement is not approved by the court, and $4,500 of the exercise price has been classified outside permanent equity until such time as the matter is resolved.

The 2006 and 2007 common shares have been corrected to reflect these shares as being issued and outstanding, which correction is not material.

During 2008, 160,000 options were exercised for total proceeds of $85 resulting in the issuance of 54,284 net (after the payment of payroll taxes) common shares.

Income (Loss) Per Share

For all periods presented, basic and diluted income (loss) per common share is presented in accordance with SFAS 128, “Earnings per Share,” which provides for the accounting principles used in the calculation of income per share. Basic income (loss) per common share excludes dilution and is calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per common share reflects the potential dilution from assumed conversion of all dilutive securities such as stock options using the treasury stock method. When the effect of the outstanding stock options is anti-dilutive, they are not included in the calculation of diluted income per common share.

Basic and diluted loss per common share calculations are based on the weighted average number of common shares outstanding during each period: 48,191,577, 48,037,510 and 44,884,474 shares for the years ended December 31, 2008, 2007 and 2006, respectively.

For the years ended December 31, 2008 and 2006, the Company’s stock options outstanding are anti-dilutive with respect to the calculation of fully diluted loss per share. Consequently, the effect of these options is

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

not included in the calculation of fully diluted loss per share for those years. As of December 31, 2008, 2,760,342 options were excluded from the calculation because they were anti-dilutive.

The computations for basic and diluted loss per share are as follows:

	Year Ended December 31,
	2008	2007	2006
Common Shareholders
Net income (loss)	$(5,402)	$6,206	$(5,322)
Net income attributable to contingently redeemable common shares	—	(366)	—

Net income (loss) attributable to common shares	$(5,402)	$5,840	$(5,322)

Weighted-average shares	48,191,577	48,037,510	44,884,474
Common stock equivalents—options	—	371,649	—

Weighted-average shares and common stock equivalents	48,191,577	48,409,159	44,884,474

Basic and diluted income per common share	$(0.11)	$0.12	$(0.12)

Contingently redeemable common shares
Net income attibuted to contingently redeemable shares	$—	$366	$—

Divided by weighted-average shares	3,007,099	3,007,099	1,252,958

Basic and diluted income per common share	$—	$0.12	$—

Options to Purchase Stock

Pursuant to the Company’s 2005 Omnibus Equity Incentive Plan, the Compensation Committee is authorized to award options or warrants to purchase up to a total of 2,500,000 shares of the Company’s common stock to the officers, directors, employees, consultants and other persons who provide services to the Company or any of its affiliates. Pursuant to the Company’s 2007 Omnibus Equity Incentive Plan, the Compensation Committee is authorized to award options or warrants to purchase up to a total of 3,500,000 shares of the Company’s common stock to selected officers, employees, consultants and other persons who provide services to the Company. Prior to 2005, awards were made under the Company’s 1995 Stock Option Plan, which plan expired ten years from its inception.

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

A summary of the status of the Company’s options is presented in the table below:

	For the Years Ended December 31,
	2008		2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding—beginning of the year	3,159,670	$4.30	2,279,670	$4.19	7,000,333	$2.10
Granted	380,000	3.56	1,595,000	4.25	1,445,204	2.68
Exercised	(160,000)	2.82	—		(5,250,000)	1.86
*Cancelled/expired	(619,328)	3.93	(715,000)	3.84	(915,867)	4.18

Options outstanding—end of the year	2,760,342	4.38	3,159,670	4.30	2,279,670	4.19

Options exercisable—end of the year	2,760,342	$4.38	998,170	$4.04	880,670	$4.24

*	During the third quarter of 2008, employees (other than the executive officers of the Company) were allowed to convert their options, on a value for value basis, into deferred stock awards. There were 522,000 options exchanged into 385,558 deferred stock awards (302,616 net shares subsequent to the payment of payroll taxes), with a vesting period of two years. Per the provisions of Financial Accounting Standards No. 123R, Share-Based Payment, no additional compensation charge was required to be recorded for this event, as the fair value of the DSAs exactly equalled the fair value of the replaced options.

The intrinsic value of options outstanding at December 31, 2008, vested and unvested, was $0 and $0, respectively.

The following table summarizes information regarding options outstanding at December 31, 2008.

Exercise Price Range	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$2.01 – $2.50	60,342	7.58	$2.25	60,342	$2.25
$2.51 – $3.00	550,000	7.80	$2.76	550,000	$2.76
$3.01 and above	2,150,000	8.02	$4.86	2,150,000	$4.86

Total	2,760,342	7.96	$4.38	2,760,342	$4.38

As of December 31, 2008, there was no unrecognized compensation cost related to unvested options. Due to a change in the majority of the Board of Directors of the Company, all unrecognized equity-based compensation of $2,900 was recognized in the third quarter of 2008. At the Annual Meeting of Stockholders that was held on August 19, 2008, five nominees from Steel Partners II, L.P. were elected to the Board of Directors of the Company. This change triggered an acceleration of the equity-based compensation expense and the total unvested and unamortized fair value of the equity-based compensation became vested immediately and was expensed in the accompanying financial statements.

The Company recorded equity-based compensation expense on its options related to SFAS 123R of approximately $5,156, $3,649 and $1,395 during fiscal 2008, 2007 and 2006, respectively. Equity-based compensation expense is included in selling, general and administrative expenses.

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

The intrinsic value of options exercised during fiscal 2008, 2007 and 2006 was approximately $189, $0 and $7,005 respectively.

The total fair value of shares vested in fiscal 2008, 2007 and 2006 was approximately $6,302, $1,570 and $8,825, respectively.

Equity Awards

A total of 1,496,316 deferred and restricted stock awards were granted to executive officers, employees and to members of the Board of Directors during the year ended 2008. The fair value of deferred and restricted stock awards was calculated based on the market price of the Company’s common stock on the date of grant or modification, as the case may be.

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

On August 19, 2008, the shareholders elected a new board of directors in a contested election. As a result of this change in the majority of the Board of Directors, all stock options and deferred stock awards (except for 250,000 deferred stock award granted to executive management during 2008) were accelerated and became fully vested as of that date under the provisions of the Company’s stock option plans. Accordingly, this resulted in recognizing $2.9 million of additional equity-based compensation expense in the accompanying consolidated financial statements, representing the remaining unvested and unamortized fair value of the options and deferred stock awards.

During the year ended December 31, 2008, 247,709 shares of the Company’s common stock were issued to members of the Board of Directors. A total of 385,558 shares of the Company’s common stock were issued to employees (other than executive management) pursuant to the terms of the 2005 and 2007 stock plans for the shares of stock associated with the deferred stock awards.

During 2008, 202,633 shares of common stock were issued to Board members and later rescinded and returned back to the Company by the Board members.

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

The Rights Agreement provides that, until the Distribution Date (or earlier redemption, exchange or expiration of the rights), the rights will be transferred with and only with our common stock. New common stock certificates issued after the Record Date upon transfer or new issuances of common stock will contain notations incorporating the Rights Agreement by reference. Until the Distribution Date (or earlier redemption, exchange or expiration of the rights), the surrender for transfer of any certificate for shares of common stock outstanding as of the Record Date, even without such notations or a copy of this summary of rights, will also constitute the transfer of the rights associated with the common stock represented by such certificate. As soon as practicable following the Distribution Date, separate certificates evidencing the rights (the “Rights Certificates”) will be mailed to holders of record of the common stock as of the close of business on the Distribution Date, and such Rights Certificates alone will then evidence the rights.

The rights are not exercisable until the Distribution Date. The rights will expire, if not previously exercised, on October 10, 2016 (the “Final Expiration Date”), unless the Final Expiration Date is extended or unless the rights are earlier redeemed or exchanged by the Company.

The Series B Purchase Price payable, the number of shares of Series B Preferred Stock or other securities or property issuable upon exercise of the rights are subject to adjustment from time to time to prevent dilution (i) in the event of a stock dividend on, or subdivision, combination or reclassification of, the Series B Preferred Stock, (ii) upon the grant to holders of the Series B Preferred Stock of certain rights or options to subscribe for or purchase Series B Preferred Stock at a price, or securities convertible into Series B Preferred Stock with a conversion price, less than the then-current market price of the Series B Preferred Stock or (iii) upon the distribution to holders of the Series B Preferred Stock of evidence of indebtedness or assets (excluding regular periodic cash dividends or dividends payable in Series B Preferred Stock) or of subscription rights or options (other than those described above).

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

Note 7.	LIFESTONE MATERIALS

On March 18, 2008, the Company entered into a strategic alliance with a manufacturer and supplier of technologically advanced lightweight ballistic armor material. Under the terms of the joint venture agreement, an entity Lifestone Materials, LLC (“Lifestone”) was created, which will manufacture and sell woven fabric to both

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

partners. Each partner has a 50% equity ownership in Lifestone. Each partner contributed $250 to provide LifeStone with initial working capital. The venture partner contributed property and equipment valued at $2,500 in exchange for a note payable (bears interest at the Prime rate plus .25%), of which accrued interest expense on this note was $127 at December 31, 2008 and the Company loaned the venture $2,500 to purchase property and equipment. During 2008, the Company and the venture partner made additional loans to the venture in the amount of $450 to fund working capital needs of the joint venture. Lifestone leases a manufacturing facility in Anderson, South Carolina.

Note 8.	RELATED PARTY TRANSACTIONS

David H. Brooks

During 2006, the Company entered into various transactions with David H. Brooks and entities affiliated with Mr. Brooks or individuals related to Mr. Brooks. From 1992 until July 7, 2006, Mr. Brooks was the Chairman or Co-Chairman of the Board and from 2000 until July 31, 2006, he was the Company’s Chief Executive Officer. Based on information filed with the SEC on November 30, 2006, Mr. Brooks, together with Ms. Terry Brooks, his then current wife, own approximately 29% of the common stock of the Company.

Tactical Armor Products, Inc.

During 2006, Tactical Armor Products, Inc. (“TAP”) provided certain manufacturing and assembly services to the Company. In particular, TAP assembled hard armor plates, manufactured yoke and collar assemblies in the Company’s ballistic apparel and sewed other protective components into the apparel. TAP ceased providing these services in July 2006.

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

During the relevant periods, TAP was owned by Ms. Brooks. Purchases from TAP totaled $2,323 during the year ended December 31, 2006.

TAP sub-leased a portion of the Company’s facility in Tennessee from 2001 until July 2006. TAP paid the Company $9 for rent during the year ended December 31, 2006.

Vianel Corporation

The Company agreed to reimburse Mr. Brooks for his Florida residence, pursuant to the terms of his employment agreement. During the year ended December 31, 2006 the Company paid Vianel Corporation (“Vianel”) $175 for reimbursements of Mr. Brooks’ Florida residence. Vianel was indirectly owned by Mr. Brooks.

Option Exercise and Securities Purchase Agreements

On July 13, 2006, the Company signed the Memorandum of Understanding to settle a securities class action, as well as another shareholder derivative action brought about by a certain shareholder. As part of this settlement,

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

the Company obtained $7,500 from the proceeds of the exercise of 3,000,000 options held by Mr. Brooks at an exercise price of $2.50 per share. This option was granted to Mr. Brooks pursuant to a option agreement, dated July 1, 2005 (the “Option Agreement”), which originally provided for an exercise price of $1.00 per share and for the vesting and exercise of 750,000 shares of the Company’s common stock on each of July 1, 2007, 2008, 2009 and 2010. As part of the settlement, and pursuant to a new option exercise agreement described below between the Company and Mr. Brooks, the options from the Option Agreement were accelerated and the exercise price was increased to $2.50 per share. If the settlement is not approved, the Company is required to pay Mr. Brooks $4,500 from the settlement funds being held in escrow, which is the difference between the option exercise price of $1.00 per share set forth in the Option Agreement and the increased exercise price of $2.50 per share, multiplied by the 3,000,000 shares involved. Pursuant to the Memorandum of Understanding, the remaining $14,800 of the amount the Company paid for the settlement was funded by Mr. Brooks through a purchase in a private placement transaction of 3,007,099 shares of the Company’s common stock at $4.93 per share. In the event the settlement is not approved, Mr. Brooks has the right to sell some or all of these shares back to the Company in exchange for the amount that he paid for such shares.

For a more complete discussion of the settlement and the option exercise agreement, please refer to Note 9. Commitments and Contingencies.

Other

The Company employed an uncle of Mr. Brooks during 2006. During 2006 the employment arrangement between the Company and that individual terminated. Amounts paid to Mr. Brooks’s uncle totaled $11 during the years ended December 31, 2006.

Sandra Hatfield

During 2006, the Company paid $116 for legal services to Mr. Keith Hatfield, the son of Ms. Sandra L. Hatfield. From 2002 through August 11, 2005, Ms. Hatfield was the Company’s Chief Operating Officer (“COO”).

Dawn M. Schlegel

From 1999 until April 7, 2006, Ms. Dawn M. Schlegel was the Company’s Chief Financial Officer (“CFO”); she also served as a member of the Board of Directors from 2000 until April 7, 2006. Subsequent to her resignation on April 7, 2006, Ms. Schlegel provided consulting services through mid-May 2006, and was paid $22 during the year ended December 31, 2006, for those services.

Indemnifications

Pursuant to Delaware law and certain indemnification agreements entered into with Mr. Brooks, Ms. Schlegel and Ms. Hatfield, the Company advanced expenses and legal fees to each of Mr. Brooks, Ms. Schlegel and Ms. Hatfield. The following table summarizes the funds advanced for each of these former officers for each of the years ended December 31, 2008, 2007 and 2006.

	For the Years Ended December 31,			Total
	2008	2007	2006
Mr. Brooks	$1,321	$797	$5,894	$8,012
Ms. Schlegel	163	481	562	1,206
Ms. Hatfield	261	439	242	942

Total	$1,745	$1,717	$6,698	$10,160

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Vehicles

During 2006, the Company purchased a Bentley Flying Spur for $200 that was initially included on the Company’s fixed asset register and that was operated by Mr. Brooks. The Company was not in possession of that vehicle as of December 31, 2008.

Steel Partners II, L.P. and JPS Industries, Inc.

At the Meeting of Stockholders that was held on August 19, 2008, the Company’s stockholders elected a slate of directors that included two employees of Steel Partners II, L.P. (“Steel”). Steel has reported in its initial filing on Schedule 13-D, filed with the Commission on February 11, 2008 and subsequent amendments, the most recent of which was filed with the Commission on January 5, 2009, that it owns approximately 9.5% of the Company’s outstanding common stock. Steel also reported that it owns approximately 40% of JPS Industries, Inc. (“JPS”), a supplier of ballistic materials from whom the Company has historically made and continues to make purchases of materials. During the period between February 1, 2008 through December 31, 2008, the Company made purchases with an aggregate value of approximately $33,000 from JPS. The Company owed JPS approximately $1,100 and $29 as of December 31, 2008 and February 28, 2009, respectively. The transactions between JPS and the Company were not reviewed by the Company’s Audit Committee as they are undertaken in the ordinary course of business pursuant to competitive bidding among suppliers.

Note 9.	COMMITMENTS AND CONTINGENCIES

Leases

The Company has non-cancelable operating leases, which expire through 2014. These leases generally require the Company to pay certain costs, such as real estate taxes.

As of December 31, 2008, future minimum lease commitments (excluding renewal options) under non-cancelable leases are approximately:

For the Year Ending December 31,
(In thousands)
2009	$3,042
2010	3,148
2011	1,964
2012	1,852
2013	1,406
Thereafter	502

$11,914

Rent expense on operating leases for the years ended December 31, 2008, 2007 and 2006 aggregated approximately $2,975, $2,887 and $2,806, respectively.

Legal Proceedings

SEC Investigation

The Company has been subject to joint investigations by the SEC and the United States Attorney’s Office (“USAO”) for the Eastern District of New York. These investigations stem from alleged accounting irregularities

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

associated with our financial statements for the years ended December 31, 2003 and 2004 and interim periods during 2005.

The Company believes that the investigation by the USAO is completed now that the grand jury has brought an indictment against Ms. Schlegel and Ms. Hatfield, and a superseding indictment against Mr. Brooks and Ms. Hatfield. The Company cooperated in the investigation and continues to cooperate with the USAO as it prepares for the criminal trials of Mr. Brooks and Ms. Hatfield, which are scheduled to proceed in September 2009. The Company is also engaged in ongoing discussions with the USAO concerning a potential non-prosecution agreement for the Company.

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

On October 5, 2007, the court held a hearing to consider and determine whether to grant final approval of the settlements. The court took no action at the hearing, and indicated that it would issue a decision no sooner than 45 days after the hearing (or November 19, 2007) in order to allow the Commercial Litigation Division of the U.S. Justice Department, which had been notified of the settlement, to determine if it wished to make an objection. On November 19, 2007, the Commercial Litigation Division requested leave to submit an objection to the settlement. After being granted leave by the court, the Commercial Litigation Division filed a brief in opposition. On June 25, 2008, the Court approved the settlement. The Company has not admitted any wrongdoing. Appeals are pending with respect to both the derivative action and the securities class action. In 2006 the Company caused $35,200 to be placed in an escrow account to be held to fund the cash settlement component of the memorandum of understanding. In 2008, subsequent to the Court approval of the settlement but during the appeals process, the escrow agent began disbursing funds in payment of legal and claims processing fees. These disbursements totaled approximately $10,000. The Company does not have the ability to monitor or control the escrow funds and therefore in the accompanying consolidated balance sheet for December 31, 2008 the Company has reflected the reserve for class action settlement liability net the restricted cash.

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

Employment Tax Withholding Obligations

From 2003 through early 2006, the Company paid certain cash bonuses to management and other employees. Members of senior management during that time and other employees also exercised options to purchase shares of the Company’s common stock between 2003 and 2006 that had previously been granted to them. The payment of cash bonuses and exercise of options trigger tax withholding obligations by the Company related to the employees’ share of federal income tax, state income tax and Social Security charges on the compensation associated with the bonuses and options. The Company also had to remit to applicable taxing authorities the employer’s share of Social Security and other payroll related taxes.

The Company has determined that income and other payroll related taxes were not withheld and remitted by the Company to the taxing authorities when those bonuses were paid and, with one exception, when the options were exercised. The Company self-reported these apparent violations to the relevant taxing authorities, including the Internal Revenue Service.

As of December 31, 2008, the Company has recognized Employment Tax Withholding Obligations, including applicable penalties and interest related to this matter, totaling $8,154 and $34,176 in the accompanying consolidated balance sheets. The Company has been assessed for 2004 through 2006, $3,445 for Social Security and Medicare taxes, penalties and interest related to the employees’ share of those obligations for the former senior management personnel. This amount is provided for in the accompanying financial statements.

The Company does not believe that it will be required to discharge the liabilities of former senior management personnel for income tax withholding obligations, based on communications with certain federal agencies. Moreover, to the extent that the Company is required to discharge employee income tax withholding obligations for other current and former employees, management is pursuing recovery of those amounts from the affected employees. In July 2006, Mr. Brooks, the Former Chief Executive Officer, signed a memorandum of understanding with the Company in which he represented, warranted and covenanted that he has paid (or will pay) all taxes (including, without limitation, federal and state, Social Security, Medicare, FICA or other withholding taxes or similar amounts) attributable to personal income received by him from the Company, including any fines, penalties or back taxes incurred by the Company solely as a result of personal income paid to him. The Company intends to pursue recovery from Mr. Brooks for any of the foregoing amounts ultimately due and payable by the Company to the taxing authorities. At December 31, 2008, the income tax withholding obligations that may be recoverable from former executive officers were $7,900.

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

On April 16, 2008, the statute of limitations for the major portion of the 2004 Employment Tax Withholding Obligations expired. Accordingly, the charge and related liability originally recorded during 2004 was reversed during the second quarter of 2008 in the amount of $26,000 in the accompanying financial statements.

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

Vest Replacement Program Obligation

In 2005, the Company incurred a cost of $19,200 associated with increasing reserves to cover potential liability in connection with class action lawsuits filed against certain of our subsidiaries, as well as other companies in the body armor industry, relating to allegations of defective body armor products containing Zylon, a ballistic yarn produced by an unrelated company. The class action lawsuits against the Company and our subsidiaries were settled without monetary damages, whereby the Company agreed to participate in a voluntary vest exchange program. The Company initially estimated the vest replacement program obligation based on several factors, including the number of vests that were expected to be exchanged, the costs of such replacement vests, accommodations expected to be offered to customers and other associated costs. During the course of the implementation of the vest replacement program, the Company continued to evaluate the methodology and process applied to estimate this obligation. Based on the cumulative experience developed and changes in future expected activity, the Company revised its estimate of the vest replacement program obligation during the fourth quarter of 2007, resulting in an adjustment of $3,500, which was included as a reduction of cost of sales. We believe that we have established adequate reserves for any further costs associated with replacing these vests and do not anticipate that the cost of this program will affect future years operating results.

Patents

On September 6, 2007, Christopher Van Winkle and David Alan Cox filed an action against the United States in the U.S. Court of Federal Claims alleging patent infringement and seeking compensation for the government’s alleged unlicensed use of their patent. The allegedly infringing products were purchased on behalf of the U.S. Army by the General Services Administration (“GSA”) from Point Blank Body Armor Inc., our subsidiary. The relevant contract with the GSA contains a patent infringement indemnity clause. On September 4, 2008, the United States settled with Christopher Van Winkle and David Alan Cox for $10,250. The Company expects the U.S. will make a claim for some portion of that amount against the Company. The Company intends to assert defenses. We cannot predict the timing or the outcome of this matter.

Tortious Interference

On April 7, 2008, Point Blank Body Armor filed suit against BAE Systems Specialty Defense Systems of Pennsylvania, Inc (“BAE”) and John Norwood in the Southern District of Florida for tortious interference with an advantageous business relationship. The suit alleges that John Norwood used confidential information regarding Point Blank Body Armor that he obtained while working as a program manager for the U. S. Army to the detriment of Point Blank Body Armor and the advantage of his new employer, BAE. In particular, the confidential information was used to interfere with Point Blank Body Armor’s relationship with one of its

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

suppliers, which in turn interfered with its bid for the production of 230,000 IOTV’s pursuant to a request to submit a bid it had received from the USA Army. On February 20, 2009, Point Blank, BAE and Norwood entered into a Confidential Settlement Agreement and Release. On March 2, 2009, the litigation was dismissed with prejudice in accordance with the terms of the Settlement Agreement.

Letters of Credit

As of December 31, 2008, the Company had open letters of credit for $626.

Purchase Commitments

As of December 31, 2008, the Company had open purchase commitments of approximately $48,000.

Note 10.	INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	Years Ended December 31,
	2008	2007
Current:
Federal	$(102)	$(10,916)
State	760	51

Total current provision (benefit) for income taxes	658	(10,865)
Deferred:
Federal	(2,786)	14,997
State	(265)	504

Total deferred provision (benefit) for income taxes	(3,051)	15,501

Total provision for income taxes	$(2,393)	$4,636

The reconciliation of the income tax provision (benefit) computed at the U.S. federal statutory tax rate as compared to the Company’s effective income tax provision (benefit) is as follows:

	Years Ended December 31,
	2008	2007
Tax at U.S. statutory rate	$(2,728)	$3,795
State income tax, net of federal tax benefit	397	379
Non-deductible meals and entertainment	41	26
Section 162(m) non-deductible officers compensation	135	230
Non-deductible stock-based compensation	387	—
Tax credits	(225)	(432)
Penalties and interest	(510)	39
Change in tax reserves (decrease)	104	546
Other	6	53

Total provision for income taxes	$(2,393)	$4,636

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Deferred income tax assets and liabilities are comprised of the following:

	Years Ended December 31,
	2008	2007
Deferred tax asset, net current:
Allowance for doubtful accounts	$99	$105
Deferred rent	149	187
Section 263A inventory adjustments	396	255
Inventory reserves	5,932	3,408
Vest replacement program	3,698	3,736
Reserve for class action settlement	1,526	1,520
Prepaid Insurance	(196)	—
Accrued expenses	3,225	12,257

Current deferred tax assets	14,829	21,468

Deferred taxes, noncurrent, net:
Net operating loss carryovers	8,960	575
Capital loss carryovers	—	335
Depreciation	(1,064)	(591)
Equity-based compensation	2,739	1,328
Tax credit carryover	225	—
Charitable contribution carryover	71	—

Noncurrent deferred tax assets	10,931	1,647
Valuation allowance	—	(335)

Net noncurrent deferred tax assets	10,931	1,312

Total deferred tax assets	$25,760	$22,780

SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the available evidence, both positive and negative for each respective tax jurisdiction, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2008, management has determined that based upon the positive evidence including cumulative book income after non recurring charges, forecasted positive earning and the longevity of the net operating loss generated in the current year, it is more likely than not the company will realize the benefit of the net deferred tax asset.

The Company had Federal net operating loss carryforwards of $ 22,722 and $0 at December 31, 2008 and December 31, 2007, respectively and state net operating loss carryforwards of $28,170 and $16,100 at December 31, 2008 and December 31, 2007, respectively. These federal and state net operating loss carryforwards will expire in varying amounts through 2028.

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

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

As of December 31, 2008, the Company had $11,500 of unrecognized tax benefits (“UTB”), of which $11,200 would, if recognized, decrease the Company’s effective tax rate or paid in capital. The ultimate determination of the allocation would be determined based upon resolution of the IRS exam. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2008	2007
Beginning Balance—UTBs (gross)	$11,423	$8,988
Increases—prior-year tax provisions	433	546
Increases (Decreases)—prior-year tax provisions	(328)	1,899

Ending Balance—UTBs (gross)	$11,528	$11,423

The above reconciliation of the gross unrecognized tax benefit differs from the amount which would affect the effective tax rate due to the recognition of state tax benefits. It is the Company’s continuing practice to recognize interest and/or penalties related to uncertain tax positions in income tax expense. As of December 31, 2008, the Company had recognized approximately $1,618 of accrued interest and no penalties related to its uncertain tax positions.

The increase in the unrecognized tax benefits is the additional interest accrued in 2008. The decrease is due corrections in the calculation of the deduction giving rise to the original positions.

The tax years 2003 to 2007 remain open to examinations in the United States and 2002 to 2007 remain open to various state taxing jurisdictions.

The Company is currently under examination by the Internal Revenue Service for its U.S. Corporate Income Tax Returns for the tax years ended December 31, 2003 and 2004. There have been no adjustments proposed in connection with the examination as of December 31, 2008. Although the company expects the examination review to be finalized within the next 12 months the ultimate outcome is uncertain and therefore it is uncertain how much of the reserve will reverse. These adjustments and the closure of the examination are subject to Joint Committee review and therefore are not finalized.

The Company is also under examination by the State of New York for the years 2002 through 2004 and has received a proposed assessment of $1,800 in additional taxes and interest related to the proposed disallowance of losses on discontinued operations, intercompany interest expense and other intercompany charges. The Company has filed a protest with the State of New York, believes it has a meritorious defense and anticipates the ultimate resolution of the assessment will not result in a material adjustment to the financial statements.

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 11.	VALUATION AND QUALIFYING ACCOUNTS

A summary of the allowance for doubtful accounts related activity for each the years ended December 31, 2008, 2007 and 2006 is as follows:

Allowance for Accounts Receivable
Balance, December 31, 2006	$911
Provision	(8)
Write offs	(607)

Balance, December 31, 2007	296
Provision	(1)
Write offs	(16)

Balance, December 31, 2008	$279

Note 12.	EMPLOYEE SAVINGS PLAN

During October 2008, the Company began sponsoring a Section 401(k) defined contribution plan (the “Plan”) which permits substantially all employees to invest the maximum percentage allowable of their compensation (subject to annual limitation of the Internal Revenue Code) on a pretax basis. The Company does not currently match employee contributions but may in the future. The Company may also make discretionary supplemental matching contributions. The Company did not make discretionary supplemental matching contributions during the year ended December 31, 2008. Employees become 100% vested in any discretionary supplemental matching contributions immediately.

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 13.	SUBSEQUENT EVENTS

Restructuring

On February 18, 2009, the Company announced a restructuring plan involving its Lifewear business. The plan reduced the workforce by 88 people. In addition, the Company vacated its plant facility in Oakland Park, Florida and is seeking to sublease the unused space to the extent possible. In the first quarter of 2009, the Company expects to record approximately $2,100 in restructuring costs, primarily related to severance benefits to be paid to affected employees and for the remaining term of the Oakland Park lease contract. In addition, the Company expects to record accelerated depreciation of $55 in the first quarter related to fixed assets at the Oakland Park facility that will be abandoned or stored for the foreseeable future.

Note 14.	QUARTERLY DATA (UNAUDITED)

Unaudited Supplementary quarterly financial data (in thousands except per share data) for 2008 and 2007 is as follows:

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$49,902	$11,085	$30,327	$73,608

Gross profit	8,729	(277)	3,354	(5,987)

Net income (loss)	(959)	10,604	(5,769)	(9,278)

Basic income (loss) per common share	$(0.02)	$0.21	$(0.12)	$(0.19)

Diluted income (loss) per common share	$(0.02)	$0.21	$(0.12)	$(0.19)

Basic and diluted income (loss) per contingently redeemable common share	$—	$0.21	$—	$—

Included in gross profit for the fourth quarter is an $8,200 charge for inventory impairment. There were many reasons for the impairment including the following: there were remnants that were deemed obsolete; material was purchased by the Company that could not sell at the anticipated rate and materials that the Company’s internal quality control process determined were not suitable for their intended use in the ordinary course of business.

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

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

The Company initially estimated the vest replacement program obligation based on several factors, including the number of vests that were expected to be exchanged, the costs of such replacement vests, accommodations expected to be offered to customers and other associated costs. During the course of the implementation of the vest replacement program, the Company continued to evaluate the methodology and process applied to estimate this obligation. Based on the cumulative experience developed and changes in future expected activity, the Company revised its estimate of the vest replacement program obligation during the fourth quarter of 2007, resulting in an adjustment of $3,500, which was included as a reduction of cost of sales.

INDEX OF EXHIBITS

Exhibit	Description
3.1	Certificate of Incorporation of the Company filed September 1, 1994.	(1)

3.2	Certificate of Amendment of Certificate of Incorporation of the Company filed December 31, 1996.	(2)

3.3	Certificate of Amendment of Certificate of Incorporation of the Company filed July 24, 2001.	(6)

3.4	Certificate of Designations and Preferences of the Company filed December 26, 2001.	(6)

3.5	Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock of the Company filed October 12, 2006.	(16)

3.6	Certificate of Ownership and Merger of Point Blank Solutions, Inc. into DHB Industries, Inc. filed October 1, 2007.	(20)

3.7	Second Amended and Restated By-Laws of the Company adopted as of August 17, 2007.	(19)

4.1	Rights Agreement, dated as of October 6, 2006, between American Stock Transfer & Trust Company and the Company.	(16)

10.1	Employment Agreement, dated May 24, 2005, by and between the Company and Larry Ellis.	(11)

10.2	Employment Agreement, dated September 28, 2006, by and between the Company and John C. Siemer.	(21)

10.3	Employment Agreement, dated September 28, 2006, by and between the Company and Thomas C. Canfield.	(21)

10.4	Employment Agreement, dated November 1, 2006, by and between the Company and Sam White.	(21)

10.5	Employment Agreement, dated March 29, 2007, by and between the Company and Larry Ellis.	(21)

10.6	Employment Agreement, dated June 21, 2007, by and between the Company and James Anderson.	(21)

10.7	Amendment to Employment Agreement by and between John C. Siemer and the Company	(26)

10.8	Amendment to Employment Agreement by and between Sam White and the Company	(26)

10.9	Employment Agreement, dated April 7, 2008, by and between the Company and Jennifer Coberly.	(24)

10.10	Warrant Agreement, dated July 1, 2005, between the Company and David Brooks.	(14)

10.11	Warrant of the Company issued to Larry Ellis on May 24, 2005.	(11)

10.12	Warrant Agreement, dated May 18, 2006, between the Company and William P. Campbell.	(21)

10.13	Warrant Award Certificate issued to John C. Siemer on September 28, 2006.	(21)

10.14	Warrant Award Certificate issued to Thomas C. Canfield on September 28, 2006.	(21)

10.15	Warrant Award Certificate issued to Larry Ellis on March 29, 2007.	(21)

10.16	Warrant Award Certificate issued to James Anderson on July 24, 2007.	(21)

10.17	Promissory Note, dated November 6, 2000, between the Company and David Brooks.	(3)

10.18	The Company’s 1995 Stock Option Plan.	(4)

10.19	The Company’s 2005 Omnibus Equity Incentive Plan.	(13)

10.20	The Company’s Restated 2007 Omnibus Equity Incentive Plan.	(30)

10.21	Stock Subscription Agreement, dated December 14, 2001, between the Company and David Brooks.	(6)

Exhibit	Description
10.22	Form of Warrant Award Certificate of the Company pursuant to the 2005 Plan.	(21)

10.23	Form of Warrant Award Certificate of the Company pursuant to the 2007 Plan.	(18)

10.24	Form of Director Deferred Stock Award Agreement pursuant to the 2007 Plan.	(30)

10.25	Employment Agreement, dated July 1, 2000, between the Company and David Brooks.	(7)

10.26	Board of Directors Compensation Policy, effective as of January 1, 2007.	(21)

10.27	Sale Agreement, dated March 10, 2000, between the Company and DMC2 Electronic Components.	(5)

10.28	Lease, dated January 1, 2001, between V.A.E. Enterprises and Point Blank Body Armor, Inc.	(7)

10.29	Lease Agreement, dated April 15, 2001, between A&B Holdings, Inc. and the Company.	(3)

10.30	Industrial Lease, dated December 5, 2003, between Atlantic Business Center L.C. and Point Blank Body Armor, Inc.	(8)

10.31	Employment Agreement, dated May 24, 2005, by and between the Company and Manuel Rubio.	(11)

10.32	Employment Agreement, dated May 24, 2005, by and between the Company and Dawn Schlegel.	(11)

10.33	Employment Agreement, dated May 24, 2005, by and between the Company and Ishmon Burks.	(11)

10.34	Employment Agreement, dated June 2, 2005, by and between the Company and Marc Dien.	(12)

10.35	Amended and Restated Loan and Security Agreement, dated as of April 3, 2007, by and among Protective Apparel Corporation of America, Point Blank Body Armor, Inc., NDL Products, Inc., the Company and LaSalle Business Credit, LLC, as Administrative Agent and Collateral Agent.	(17)

10.36	Subscription and Structuring Agreement, dated as of December 19, 2003, by and among Point Blank Body Armor, Inc., Hightower Capital Management, LLC and the Company.	(8)

10.37	Release Agreement and Contractual Undertakings, dated July 31, 2006, by and between the Company and David H. Brooks.	(21)

10.38	Securities Purchase Agreement, dated July 31, 2006, by and between the Company and David H. Brooks.	(21)

10.39	Registration Rights Agreement, dated July 31, 2006, by and between the Company and David H. Brooks.	(21)

10.40	Warrant Exercise Agreement, dated July 31, 2006, by and between the Company and David H. Brooks.	(21)

10.41	Agreement of Insured’s, dated as of July 27, 2006, by and among the Company, David H. Brooks, Sandra Hatfield, Dawn M. Schlegel, Cary Chasin, Jerome Krantz, Gary Nadelman, Barry Berkman and Gen. (Ret.) Larry R. Ellis.	(21)

10.42	Stipulation and Agreement of Settlement, dated November 30, 2006.	(21)

10.43	Warrant of the Company issued to Manuel Rubio on May 24, 2005.	(11)

10.44	Warrant of the Company issued to Ishmon Burks on May 24, 2005.	(11)

10.45	Warrant of the Company issued to Marc Dien on June 2, 2005.	(12)

10.46	Employment Agreement, dated December 1, 2005, by and between the Company and Rick Hockensmith.	(15)

10.47	Warrant Award Agreement, dated November 28, 2005, between the Company and Rick Hockensmith.	(15)

Exhibit	Description
10.48	Employment Agreement, dated August 24, 2006, by and between the Company and James Anderson.	(21)

10.49	Award/Contract, dated June 7, 2004, by and between U.S. Army Robert Morris Acquisition Center and Point Blank Body Armor, Inc.	(22)

10.50	Solicitation/Contract/Order for Commercial Items, dated December 23, 2004, by and between U.S. Army Robert Morris Acquisition Center and Point Blank Body Armor, Inc.	(22)

10.51	Limited Consent and First Omnibus Amendment, dated as of September 28, 2007, by and among the Company, LaSalle Business Credit, LLC, successor by merger to LaSalle Business Credit, Inc., and the Company’s subsidiaries, Protective Apparel Corporation of America, Point Blank Body Armor, Inc. and NDL Products, Inc., with respect to the Amended and Restated Loan and Security Agreement, dated April 3, 2007, by and among the Company, LaSalle and the Borrowers.	(23)

10.52	Solicitation/Contract/Order for Commercial Items, dated August 3, 2006, by and between U.S. Army Robert Morris Acquisition Center and Point Blank Body Armor, Inc.	(23)

10.53	Solicitation/Contract/Order for Commercial Items, dated May 21, 2007, by and between U.S. Army Robert Morris Acquisition Center and Point Blank Body Armor, Inc.	(23)

10.54	$86.2 million contract with the united States Army for Improved Outer Tactical Vests	(27)

10.55	Limited Liability Company Agreement, dated March 18, 2008, by and among PBSS, LLC and FMS Technologies LLC. Confidential treatment has been granted for portions of this document.	(24)

10.56	Supply Agreement, dated March 18, 2008, by and between the Company and Lifestone Materials, LLC. Confidential treatment has been granted for portions of this document.	(24)

10.57	Form of Indemnification Agreement.	(25)

10.58	Form of Deferred Stock Award Agreement.	(26)

10.59	Fourth Amendment to Loan and Security Agreement with LaSalle Business Credit, LLC.	(27)

10.60	Sixth Amendment to Loan and Security Agreement with Bank of America, N.A., dated October 31, 2008.	(28)

10.61	Seventh Amendment to Loan and Security Agreement with Bank of America, N.A., dated November 12, 2008.	(28)

10.62	Eighth Amendment to Loan and Security Agreement with Bank of America, N.A., dated January 30, 2009.	(29)

14.1	Code of Ethics.	(9)

16.1	Letter from Weiser LLP to the Company regarding change in certifying accountant.	(10)

21.1	List of Significant Subsidiaries.	(21)

23.1	Consent of Independent Registered Public Accounting Firm.	(31)

24.1	Ninth Amendment to Loan and Security Agreement, dated March 16, 2009 with Bank of America N. A.	(31)

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.	(31)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.	(31)

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(31)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(31)

Notes to Exhibit Table:

(1)	Incorporated by reference to the Company’s Definitive Proxy Material filed February 15, 1995.
(2)	Incorporated by reference to Post-Effective Amendment No. #3 to the Company’s Registration Statement on Form SB-2, File No. 33-59764, filed on January 31, 1997.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed March 30, 2001.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on or about November 6, 1995.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed March 23, 2000.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 28, 2002.
(7)	Incorporated by reference to the Amendment filed April 9, 2002, to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed April 1, 2002.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 16, 2004.
(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 17, 2005.
(10)	Incorporated by reference to the Amendment filed April 22, 2005, to the Company’s Current Report on Form 8-K filed April 15, 2005.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed May 27, 2005.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed June 3, 2005.
(13)	Incorporated by reference to the Company’s Definitive Proxy Material filed June 24, 2005.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 1, 2005.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 6, 2005.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed October 12, 2006.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed April 5, 2007.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 20, 2007.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 24, 2007.
(20)	Incorporated by reference to the Company’s Current Report on Form 8-K filed October 2, 2007.
(21)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed October 1, 2007.
(22)	Incorporated by reference to the Amendment filed February 19, 2008, to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed October 1, 2007.
(23)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed March 17, 2008.
(24)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed May 12, 2008.
(25)	Incorporated by reference to the Company’s Current Report on Form 8-K filed March 5, 2008.
(26)	Incorporated by reference to the Company’s Current Report on Form 8-K filed March 18, 2008.
(27)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed August 11, 2008.
(28)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed November 17, 2008.
(29)	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 9, 2008.
(30)	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 3, 2009.
(31)	Filed herewith.