Form 10-Q
period 2009-03-31
POINT BLANK SOLUTIONS, INC.
filed 2009-05-18
CIK 899166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). (registrant is not yet required to provide financial disclosure in an Interactive Data File format).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 5, 2009, 51,446,585 shares of the Registrant’s common stock at $0.001 par value were outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash	$1,708	$1,707
Accounts receivable, less allowance for doubtful accounts of $214 and $279, respectively	21,136	33,620
Inventories, net	31,204	38,700
Income tax receivables	11,951	11,951
Deferred income taxes	14,829	14,829
Prepaid expenses and other current assets	2,742	2,782

Total current assets	83,570	103,589

Property and equipment, net	10,646	10,742

Other assets:
Deferred income taxes	12,970	10,931
Deposits and other assets	113	113

Total other assets	13,083	11,044

Total assets	$107,299	$125,375

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$24,838	$29,207
Term Loan	10,000	10,000
Note payable	2,950	2,950
Income taxes payable	154	285
Accounts payable	11,492	23,310
Accrued expenses and other current liabilities	6,005	4,927
Reserve for class action settlement	4,172	4,172
Vest replacement program obligation	410	410
Employment tax withholding obligation	7,876	8,154

Total current liabilities	67,897	83,415

Long term liabilities:
Unrecognized tax benefits	11,337	11,239
Other liabilities	483	418

Total long term liabilities	11,820	11,657

Total liabilities	79,717	95,072

Commitments and contingencies
Contingently redeemable common stock (related party)	19,326	19,326
Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 51,446,585 shares issued and outstanding	48	48
Additional paid in capital	89,790	89,673
Accumulated deficit	(81,643)	(79,155)

Total Point Blank Solutions, Inc. stockholders’ equity	8,195	10,566
Noncontrolling Interests	61	411

Total stockholders’ equity	8,256	10,977

Total liabilities and stockholders’ equity	$107,299	$125,375

See notes to condensed consolidated financial statements.

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	For The Three Months Ended March 31,
	2009	2008
Net sales	$54,851	$49,902
Cost of goods sold	52,335	41,173

Gross profit	2,516	8,729

Selling, general and administrative expenses	5,823	8,439
Litigation and costs of investigations	760	1,895

Total operating costs	6,583	10,334

Operating loss	(4,067)	(1,605)

Interest expense	414	199
Other income	(203)	(268)

Total other (income) expense	211	(69)

Loss before income tax benefit	(4,278)	(1,536)
Income tax benefit	(1,948)	(580)

Net loss	$(2,330)	$(956)

Net income attributable to the noncontrolling interests	$158	$3

Net loss attributable to Point Blank Solutions, Inc.	$(2,488)	$(959)

Basic and diluted loss per common share	$(0.05)	$(0.02)

Basic and diluted loss per contingently redeemable share	$—	$—

See notes to condensed consolidated financial statements.

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For The Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to Point Blank Solutions, Inc.	$(2,488)	$(959)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	578	234
Amortization of deferred financing costs	29	29
Deferred income tax expense (benefit)	(2,039)	54
Gain on sale of fixed assets	—	(3)
Noncontrolling interests	(350)	3
Equity based compensation	117	981
Changes in assets and liabilities:
Accounts receivable	12,484	10,997
Inventories	7,496	2,114
Income tax receivable	—	7,565
Prepaid expenses and other current assets	11	208
Accounts payable	(8,943)	(12,034)
Accrued expenses and other current liabilities	1,078	(3,334)
Vest replacement program obligation	—	(39)
Income taxes payable	(131)	—
Employment tax withholding obligation	(278)	—
Unrecognized tax benefits	98	(201)
Other liabilities	65	(44)

Net cash provided by operating activities	7,727	5,571

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	—	4
Purchases of property and equipment	(482)	(2,889)

Net cash used in investing activities	(482)	(2,885)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(2,875)	4,655
Contributions from minority owners	—	250
Net repayment of revolving line of credit	(4,369)	(6,969)

Net cash used in financing activities	(7,244)	(2,064)

Net increase in cash and cash equivalents	1	622

Cash and cash equivalents at beginning of year	1,707	213

Cash and cash equivalents at end of period	$1,708	$835

Supplemental cash flow information:
Property and equipment acquired by issuing a note payable	$—	$2,500

See notes to condensed consolidated financial statements.

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 1. BASIS OF PRESENTATION

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Point Blank Solutions, Inc. (“Point Blank”) and its subsidiaries (“PBSI” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The unaudited financial statements include all adjustments, consisting only of normal and recurring adjustments, which, in the opinion of management, were necessary for a fair presentation of financial condition, results of operations and cash flows for such periods presented. The results of operations for the interim periods are not necessarily indicative of the results for any other interim periods or for an entire year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with published rules and regulations of the Securities and Exchange Commission (the “SEC”). The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to those financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Point Blank and its subsidiaries, Point Blank Body Armor, Inc., Protective Apparel Corporation of America and Life Wear Technologies, Inc. All subsidiaries are wholly owned with the exception of a 0.65% interest in Point Blank Body Armor, Inc. held by an independent third party. The accounts of Lifestone Materials, LLC (“Lifestone”) are also included in the accompanying condensed consolidated financial statements. Point Blank has a 50% interest and is the primary beneficiary of Lifestone (See Note 8). All intercompany accounts and transactions have been eliminated in consolidation.

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

Recent Accounting Pronouncements

New Accounting Standards Implemented

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes acceptable methods of measuring fair value and expands disclosures for fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether an instrument or transaction is measured at fair value. SFAS 157 became partially effective for the Company on January 1, 2008. However, FSP FAS 157-2, “Effective Date of FASB Statement No. 157”, delayed for the Company the effective date of SFAS 157 until January 1, 2009 for nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities. The full adoption of SFAS 157 did not have a material impact on the Company’s financial statements.

In December, 2007, the FASB issued SFAS 141R, “Business Combinations” (“SFAS 141R”), which requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R requires, among other things, that in a business combination achieved in stages (sometimes referred to as a “step acquisition”), the acquirer recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R also requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual, which in most types of business combinations will be the excess of the consideration transferred plus the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired.

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

In April 2009, the FASB issued FASB Staff Position 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141R-1”). This staff position amends SFAS 141R to address application issues around the recognition, measurement and disclosure of assets and liabilities arising from contingencies in a business combination.

SFAS 141R, SFAS 160, EITF 08-6, EITF 08-7, and FSP FAS 141R-1 all apply prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The adoption of these pronouncements did not have a material impact on the Company’s financial statements.

New Accounting Standards Not Yet Adopted

In April 2009, the FASB issued FASB Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”). This staff position amends the guidance in U.S. GAAP in assessing whether debt securities have experienced an other-than-temporary impairment and, if so, how to recognize the impairment loss in the financial statements. Prior to the issuance of the staff position, an other-than-temporary impairment loss was recognized for investments in debt securities unless the investor could positively assert that it had both the intent and the ability to hold the security for a period of time sufficient to allow for an anticipated recovery in its fair value to its amortized cost basis. Under FSP FAS 115-2, an other-than-temporary impairment loss would only be recognized if the investor has the intent to sell the debt security, or more likely than not will be required to sell the debt security, before its anticipated recovery (for example, if its cash or working capital requirements or contractual or regulatory obligations indicate that the debt security will be required to be sold before the forecasted recovery occurs). In addition, the staff position clarifies that if the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis, any credit losses (i.e., the difference between the present value of the cash flows expected to be collected and the amortized cost basis) must be recognized as a loss in the income statement, while other changes in the fair value of the debt security would be reported in other comprehensive income, a component of stockholders’ equity. In all other circumstances where an other-than-temporary impairment loss has been incurred, the entire change in fair value would be recognized as an impairment loss in the income statement. FSP FAS 115-2 is effective for interim and annual reporting periods ending after June 15, 2009, and is to be applied to existing and new investments held by an entity as of the beginning of the interim period in which it is adopted. The adoption of this staff position is not expected to have a material effect on the Company’s financial statements.

In April 2009, the FASB issued FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). This staff position amends existing U.S. GAAP to require publicly traded companies to present disclosures about fair value of financial instruments in interim reporting periods. The staff position will become effective for the Company during the quarter ended June 30, 2009. The adoption of FSP FAS 107-1 and APB 28-1 is not expected to have a material effect on the Company’s financial statements.

Note 2. INVENTORIES

The components of inventories as of March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009	December 31, 2008
Raw materials	$19,807	$24,799
Work in process	950	90
Finished goods	10,447	13,811

	$31,204	$38,700

Note 3. DEBT

Credit Facility

The Company entered into an Amended and Restated Loan and Security Agreement (“Credit Facility”) with its lender in 2007. The Credit Facility currently provides for a $35,000 revolving credit line available to the Company’s subsidiaries, jointly and severally, that matures in 2010, bearing interest at the base rate plus 3.5% or, at the Company’s option, LIBOR plus 4.5%. Borrowings are available in the form of advances or letters of credit granted or issued against a percentage of the Company’s subsidiaries’ eligible accounts receivable and eligible inventory. In accordance with the terms of the Company’s Credit Facility, the Company revised the financial covenants to include (1) minimum net worth, (2) fixed charge coverage ratio, (3) minimum consolidated earnings before interest, taxes, depreciation, amortization, non-cash compensation and (4) maximum capital expenditures, all as defined. The revolving credit line is secured by substantially all of the Company’s assets.

On October 31, 2008, the Company entered into an amendment to the Credit Facility with its lender. That amendment provided for the lender to loan the Company an additional $10,000 as a term loan for a three month period. The maturity date of this term loan was initially extended to April 30, 2009 and subsequently extended an additional 29 days to May 29, 2009. The term loan bears interest at the base rate plus 2.0%. The structure of this amendment, which allowed a substantial portion of the proceeds of the term loan to be used to pay down the balance on the revolving portion of the Credit Facility, effectively increased the Company’s borrowing capacity under the revolving portion of its Credit Facility to support the Company’s projected short-term working capital needs for manufacturing its current backlog and other orders. A third party provided a guarantee in support of the term loan.

On November 12, 2008, the Company and its lender further amended the Credit Facility. Under the terms of that amendment, the Company was relieved of having to meet certain of the aforementioned financial covenants as long as availability under the Credit Facility (as defined) was in excess of $4,000 for each of the months ending September 30, 2008, October 31, 2008 and November 30, 2008.

On March 16, 2009, the Company entered into a further amendment to the Credit Facility with its lender. That amendment (i) waived existing financial covenant defaults as of December 31, 2008 (ii) reset financial covenants for periods subsequent to December 31, 2008 (iii) while the total Credit Facility remains at $45,000 ($35,000 revolving credit line and $10,000 term loan) the amendment reduced the inventory sub-limit from $17,500 to $14,500 on the earlier of the receipt of the income tax refund in an amount of at least $11,000 or May 15, 2009 (iv) approved a structured over-advance of $1,425 with scheduled reductions to accommodate the December 31, 2008 inventory impairment charges and (v) changed the interest rate on the revolving credit line to base rate plus 3.5% or LIBOR plus 4.5% and term loan borrowings to base rate plus 2.0%.

On May 18, 2009, the Company entered into a further amendment to the Credit Facility with its lender. That amendment (i) waived existing financial covenant defaults as of March 31, 2009 (ii) eliminated the requirement for bank consent to changes in management (iii) eliminated the EBITDA and Net Worth covenants for April 30, 2009 and May 31, 2009 (iv) reduced the revolving credit facility from $35,000 to $30,000 (v) established a $3,000 availability block, which block amount would be increased by 75% of the amount of the income tax refund received, if and when such refund is received by the Company (vi) charged an amendment fee of $75 (vii) increased the unused line fee to 1.5% and (viii) required the Company to submit a restructuring plan to the lender by June 30, 2009.

Note Payable

In March 2008, the partner to the Lifestone Materials, LLC (“Lifestone”, See Note 8) contributed property and equipment to Lifestone in exchange for a $2,500 note payable. This loan bears interest at the prime rate plus .25%. Principal and interest are repaid on a quarterly basis from LifeStone’s available cash as determined by Lifestone’s partners.

Note 4. COMMITMENTS AND CONTINGENCIES

The Company refers to Item 3 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2008, for disclosures of legal proceedings. Information regarding commitments and contingencies should be read in conjunction with the audited consolidated financial statements and notes to those financial statements included in that Form 10-K.

Securities Class Action and Shareholder Derivative Action

The Company refers to Item 3 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2008, for a discussion of the securities class action and shareholder derivative action lawsuits filed against the Company and certain of its directors and officers, and the settlement of those suits, final approval of which was pending before the United States District Court, Eastern District of New York. On June 25, 2008, the Court approved the settlement. The Company has not admitted any wrongdoing. Appeals are pending with respect to both the derivative action and the securities class action.

Employment Tax Withholding Obligations

From 2003 through early 2006, the Company paid certain cash bonuses to management and other employees. Members of senior management during that time and other employees also exercised options to purchase shares of the Company’s common stock between 2003 and 2006 that had previously been granted to them. The payment of cash bonuses and exercise of options triggered tax withholding obligations by the Company related to the employees’ share of federal income tax, state income tax and Social Security charges on the compensation associated with the bonuses and options. The Company also had to remit to applicable taxing authorities the employer’s share of Social Security and other payroll related taxes.

The Company has determined that income and other payroll related taxes were not withheld and remitted by the Company to the taxing authorities when those bonuses were paid and, with one exception, when the options were exercised. The Company self-reported these apparent violations to the relevant taxing authorities, including the Internal Revenue Service.

As of March 31, 2009 and December 31, 2008, the Company has recognized employment tax withholding obligations, including applicable penalties and interest related to this matter, totaling $7,876 and $8,154, respectively in the accompanying condensed consolidated balance sheets. The Company has been assessed for 2004 through 2006, $2,745 for Social Security and Medicare taxes, penalties and interest related to the employees’ share of those obligations for the former senior management personnel. This amount is provided for in the accompanying financial statements.

The Company does not believe that it will be required to discharge the liabilities of former senior management personnel for income tax withholding obligations, based on communications with certain federal agencies. Moreover, to the extent that the Company is required to discharge employee income tax withholding obligations for other current and former employees, management is pursuing recovery of those amounts from the affected employees. In July 2006, Mr. Brooks, the former Chief Executive Officer, signed a memorandum of understanding with the Company in which he represented, warranted and covenanted that he has paid (or will pay) all taxes (including, without limitation, federal and state, Social Security, Medicare, FICA or other withholding taxes or similar amounts) attributable to personal income received by him from the Company, including any fines, penalties or back taxes incurred by the Company solely as a result of personal income paid to him. The Company intends to pursue recovery from Mr. Brooks for any of the foregoing amounts ultimately due and payable by the Company to the taxing authorities. At March 31, 2009, the income tax withholding obligations that may be recoverable from former executive officers were $7,959.

On April 16, 2008, the statute of limitations for the major portion of the 2004 employment tax withholding obligations expired. Accordingly, the charge and related liability originally recorded during 2004 was reversed during the second quarter of 2008 in the amount of $26,000.

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

Patents

On September 6, 2007, Christopher Van Winkle and David Alan Cox filed an action against the United States in the U.S. Court of Federal Claims alleging patent infringement and seeking compensation for the government’s alleged unlicensed use of their patent. The allegedly infringing products were purchased on behalf of the U.S. Army by the General Services Administration (“GSA”) from Point Blank Body Armor Inc., the Company’s subsidiary. The relevant contract with the GSA contains a patent infringement indemnity clause. On September 4, 2008, the United States settled with Christopher Van Winkle and David Alan Cox for $10,250. The Company expects the United States will make a claim for some portion of that amount against the Company. The Company intends to assert defenses. The Company cannot predict the timing or the outcome of this matter.

Tortious Interference

On April 7, 2008, Point Blank Body Armor filed suit against BAE Systems Specialty Defense Systems of Pennsylvania, Inc. (“BAE”) and John Norwood in the Southern District of Florida for tortious interference with an advantageous business relationship. The suit alleges that John Norwood used confidential information regarding Point Blank Body Armor that he obtained while working as a program manager for the U. S. Army to the detriment of Point Blank Body Armor and the advantage of his new employer, BAE. In particular, the confidential information was used to interfere with Point Blank Body Armor’s relationship with one of its suppliers, which in turn interfered with its bid for the production of 230,000 IOTV’s pursuant to a request to submit a bid it had received from the U.S. Army. On February 20, 2009, Point Blank, BAE and Norwood entered into a Confidential Settlement Agreement and Release. On March 2, 2009, the litigation was dismissed with prejudice in accordance with the terms of the Settlement Agreement.

Galls Indemnification Claim

Galls, an Aramark Company, LLC (“Galls”) is one of the Company’s distributors that previously purchased body armor containing Zylon from the Company (the “body armor”). The Company’s contract with Galls that governed the sales of the body armor included language regarding indemnification under certain circumstances. The Company understands that Galls has been cooperating in the Department of Justice’s (“DOJ”) False Claims Act investigation regarding all body armor sold that contained Zylon. Galls has also allegedly been informed that the DOJ may assert civil claims against Galls relating to Galls’ sale of body armor products containing Zylon. On or about May 4, 2009, the Company received, by way of submission of an online filing form, a demand from Galls seeking arbitration of a claim alleging entitlement to indemnification with respect to Galls’ legal fees associated with the DOJ investigation as well as any civil liability that it may ultimately be found to have regarding the body armor. The claim amount listed in the arbitration demand online filing form is $500. The Company is in the process of evaluating Galls’ claims.

Letters of Credit

As of March 31, 2009, the Company had open letters of credit for $626.

Note 5. EQUITY AWARDS

A total of 152,359 deferred stock awards were granted to members of the Board of Directors of the Company during the first three months of 2009. The total equity based compensation cost associated with these awards is $82 and will be recognized over a one year period. The amount of equity based compensation recognized in the first quarter of 2009 relating to these awards was $21.

Note 6. BASIC AND DILUTED LOSS PER COMMON SHARE

For all periods presented, basic and diluted loss per common share is presented in accordance with SFAS 128, “Earnings per Share,” which provides for the accounting principles used in the calculation of income per share. Basic income (loss) per common share excludes dilution and is calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share reflects the potential dilution from assumed conversion of all dilutive securities such as stock options and nonvested deferred stock awards using the treasury stock method. When the effect of the dilutive securities is anti-dilutive, such dilutive securities are not included in the calculation of diluted income per common share.

Basic loss per common share calculations is based on the weighted average number of common shares outstanding during each period: 48,191,577 and 48,135,162 shares for the quarter ended March 31, 2009 and March 31, 2008, respectively. For the quarters ended March 31, 2009 and March 31, 2008 the common stock options and deferred stock awards are anti-dilutive.

The computation for basic and diluted loss per common share is as follows:

	Three Months Ended March 31,
	2009	2008
Common Shareholders

Net loss	$(2,488)	$(959)

Net loss attributable to contingently redeemable common shares	—	—

Net loss attributable to common shares	$(2,488)	$(959)

Weighted-average shares	48,191,577	48,135,162
Common stock equivalents - options	—	—

Weighted-average shares and common stock equivalents	48,191,577	48,135,162

Basic and diluted loss per common share	$(0.05)	$(0.02)

Contingently redeemable common shares

Net loss attributed to contingently redeemable shares	$—	$—

Divided by weighted-average shares	3,007,099	3,007,099

Basic and diluted loss per common share	$—	$—

A total of 1,187,983 stock options and deferred stock awards have not been included in the computation of earnings per share for the three months ended March 31, 2009 because they are anti-dilutive.

Note 7. PROVISION FOR INCOME TAXES

The Company’s effective tax rate was 44.6% and 37.7% for the three months ended March 31, 2009 and 2008, respectively. The Company’s effective tax rate differs from the statutory rate primarily due to state income taxes and interest accrued on uncertain tax position reserves.

The Company is currently under examination by the Internal Revenue Service for its U.S. Corporate Income Tax Return for the tax years ended December 31, 2003 through 2007. The Company expects that approximately $7,500 of its FIN 48 reserves will reverse within the next 12 months due to the pending closure of the IRS examination. Although it has not yet been determined what portion of the decrease in reserves will impact the effective tax rate, a substantial portion of the reversal relates to stock based compensation deductions for which the tax benefit will be credited to additional paid-in capital. The Company is also under examination by the State of New York for the years 2002 through 2004 and received a proposed assessment of $1,800 in additional taxes and interest related to the proposed disallowance of losses on discontinued operations, inter-company interest expense and other inter-company charges. The Company has filed a protest with the State of New York, believes it has a meritorious defense and anticipates the ultimate resolution of the assessment will not result in a material adjustment to the financial statements.

Note 8. LIFESTONE MATERIALS

On March 18, 2008, the Company entered into a strategic alliance with a manufacturer and supplier of technologically advanced lightweight ballistic armor material. Under the terms of the joint venture agreement, an entity Lifestone Materials, LLC (“Lifestone”) was created, which will manufacture and sell woven fabric to both partners. Each partner has a 50% equity ownership in Lifestone. Each partner contributed $250 to provide LifeStone with working capital. The venture partner contributed property and equipment valued at $2,500 in exchange for a note payable, and the Company loaned the venture $2,500 to purchase property and equipment (this intercompany payable has been eliminated in consolidation). Lifestone leases a manufacturing facility in Anderson, South Carolina.

Note 9. RELATED PARTY

Steel Partners II, L.P. and JPS Industries, Inc.

At the Meeting of Stockholders that was held on August 19, 2008, the Company’s stockholders elected a slate of directors that included two employees of Steel Partners II, L.P. (“Steel”). Steel has reported in its initial filing on Schedule 13-D, filed with the Commission on February 11, 2008 and subsequent amendments, the most recent of which was filed with the Commission on January 5, 2009, that it owns approximately 9.5% of the Company’s outstanding common stock. Steel also reported that it owns approximately 40% of JPS Industries, Inc. (“JPS”), a supplier of ballistic materials from whom the Company has historically made and continues to make purchases of materials. During the quarter ended March 31, 2009, the Company made purchases with an aggregate value of approximately $12,900 from JPS. During the period between February 1, 2008 through December 31, 2008, the Company made purchases with an aggregate value of approximately $33,000 from JPS. The Company owed JPS approximately $877 and $1,100 as of March 31, 2009 and December 31, 2008, respectively. The transactions between JPS and the Company were not reviewed by the Company’s Audit Committee as they were undertaken in the ordinary course of business pursuant to competitive bidding among suppliers.

Note 10. RESTRUCTURING CHARGE

The Company is in the process of implementing a restructuring plan involving the consolidation of its manufacturing facilities. On February 18, 2009, partial implementation of the plan reduced the workforce by 88 people. In the first quarter of 2009, the Company recorded approximately $291 in restructuring costs, primarily related to severance benefits paid to affected employees over the 60 day period commencing with the date of announcement.

The Company did not take a charge for the remaining term of the Oakland Park lease contract, which is approximately 18 months because the facility is still actively being used for the packaging and shipping of product until the restructuring plan is completed.

The Company also recorded accelerated depreciation of $37 in the first quarter related to fixed assets at the Oakland Park facility that will be abandoned or stored for the foreseeable future.

The total restructuring-related expenditures were recorded in the following income statement captions:

Cost of sales	$278
Selling, general, and administrative expense	13

Total	$291

The following reflects the movement in the restructuring provision during the reporting period:

Opening balance	$—
Provision recognized	291
Less: amounts paid	(173)

Ending balance – March 31, 2009	$118

Note 11. SUBSEQUENT EVENTS

On April 16, 2009, the Board of Directors of the Company terminated the employment of Larry R. Ellis as the Company’s President and Chief Executive Officer (the “Termination”). General Ellis’ employment was terminated pursuant to Section 8.2 of his Employment Agreement with the Company dated March 29, 2007 (the “Employment Agreement”). Payments to General Ellis because of the Termination are anticipated to occur in accordance with the terms of the Employment Agreement applicable to a termination not for “Cause” which, subject to General Ellis’ continued full performance of certain obligations under the Employment Agreement, is expected to include payment of an amount equal to two times the sum of General Ellis’ annual Base Salary in effect as of the date of termination plus a Bonus calculated at 100% of Base Salary in effect as of the date of termination (collectively, the “Severance Payment”), plus certain benefits. The approximate amount of the total Severance Payment to be recorded in the second quarter of 2009 is $2,700. The Severance Payment is to be paid in 24 equal monthly installments, but with the first six installments being paid in a lump sum on October 19, 2009 (the first business day following the date that is six months from the date of termination), and with each remaining payment being paid on the first business day of each month commencing with the seventh month following the month in which the termination date occurred. However, the aggregate Severance Payments and benefits may be reduced to take into account the effect of any “excess parachute payment” (as defined in Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”)) as more particularly set forth in the Employment Agreement. The full Employment Agreement for General Ellis was filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2006 (filed on October 1, 2007).

In addition, because of the Termination, the 100,000 units under General Ellis’ Deferred Stock Award granted in March 2008 will immediately vest and 100,000 fully vested shares of the Company’s common stock will be issued to General Ellis. The form of Deferred Stock Award Agreement was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 18, 2008. The fair value of the Deferred Stock Award was being expensed in the accompanying financial statements on a straight-line basis over a three year vesting period. The unamortized value of the Deferred Stock Award of $237 will be expensed in the financial statements in the second quarter of 2009.

In connection with the Termination, effective April 16, 2009, the Board of Directors appointed James R. Henderson, a Board member and the Company’s current Chairman of the Board, to serve as the Company’s Acting Chief Executive Officer. Mr. Henderson will serve as the Company’s Acting Chief Executive Officer until a replacement is found. A search for a replacement is currently underway.

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

We derive substantially all of our revenue from sales of our products. Our ability to maintain recent revenue levels is highly dependent on continued demand for body armor and projectile-resistant clothing. There is no assurance, however, that in the event that governmental agencies refocus their expenditures due to changed circumstances, we will be able to diversify into alternate markets or alternate products, or we will be able to increase market share through acquisitions of other businesses.

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

We do not offer any general rights of return, express or implied, associated with any of our military sales or our sports medicine and health support sales. Ballistic resistant apparel and other accessories sold to non-military customers have a 30-day right of return. At the time of sale, the sales transactions meet the conditions of Financial Accounting Standards Board (“FASB”) Statement No. 48, “Revenue Recognition When Right of Return Exists,” and revenue is recognized at the time of sale, net of a provision for estimated returns.

All our contracts specify that products will be shipped FOB shipping point or FOB destination. Shipments to the U.S. military are made FOB shipping point. We recognize revenue for military sales and for those non-military sales sent FOB shipping point when the related products are accepted and shipped. We defer revenue recognition for those sales that are shipped FOB destination until the related goods are received at the customers’ designated receiving locations.

Inventories—Inventories are stated at the lower of cost (determined on the first-in, first-out basis) or market. An allowance for potential non-saleable inventory due to excess stock or obsolescence is based upon a detailed review of inventory components, past history, and expected future usage.

Stock Compensation—New, modified and unvested equity-based payment transactions with employees, such as stock options and deferred stock awards, are recognized in our consolidated financial statements based on their fair value (using appropriate option pricing models where required) and as compensation expense over the appropriate service period.

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

Results of Operations

        The events that occurred during the first quarter of 2009 and for the year ended December 31, 2008 presented a significant challenge to our Company, Stockholders, Vendors, Directors and Management. The significant delays in the military’s contracting for body armor and related products and in evaluations of incoming raw material quality assessments, the uncertainties in the transition from the current NIJ 05 standard to the NIJ 06 standard, the continuing and deepening economic challenges facing our country, as well as the crisis in the credit markets substantially reduced sales during the first quarter of 2009. Although the confluence of these factors led to reductions in our operating results, we believe that it also highlighted the value and correctness of our strategic vision and plan to build upon our current platform in a way that makes us less dependent on sales of body armor to the government.

The first quarter of 2009 was particularly difficult in the body armor industry. Lay-offs, plant closings, and other cost cutting measures were employed industry-wide in an attempt to cope with the reduction in sales. Although we did implement certain cost cutting measures including lay-offs and not replacing personnel who left the Company, we were able through careful and focused management during this difficult economic period, to effectuate certain interim savings without finding it necessary to eliminate entire departments or shut down operations that would have adversely affected our ability to quickly reestablish our operations at normal capacity. By preserving important capabilities, we believe that we are in position to provide the U.S. Army with vests to complete the Bridge Buy of 150,000 units, as well as to manufacture and fill the Outer Tactical Vest and the ballistic components order while at the same time completing our current and anticipated orders. We believe that we have sufficient capacity to enable us to continue to pursue additional business opportunities consistent with our strategic plan.

THREE MONTHS ENDED MARCH 31, 2009, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008

ANALYSIS OF NET SALES

Three Months Ended March 31, 2009 and 2008

(In thousands)

	2009		2008		Dollar Change
Net sales
Military and Federal Government	$37,600	68.5%	$38,716	77.6%	$(1,116)
Domestic/Distributors	5,413	9.9%	9,424	18.9%	(4,011)
International	10,843	19.8%	329	0.7%	10,514
Sports and Health Products	1,034	1.9%	1,621	3.2%	(587)
Other	—	0.0%	11	0.0%	(11)

Total	54,890	100.1%	50,101	100.4%	4,789
Less Discounts, Returns and Allowances	(39)	-0.1%	(199)	-0.4%	160

Net Sales	$54,851	100.0%	$49,902	100.0%	$4,949

For the three months ended March 31, 2009, our consolidated net sales were approximately $54.9 million, an increase of 10.0% from our consolidated net sales of $49.9 million for the three months ended March 31, 2008. Soft body armor products net sales increased 11.1% from $48.5 million for the three months ended March 31, 2008 to $53.9 million for the three months ended March 31, 2009 due primarily to contract awards for Outer Tactical Vests (OTV’s) and Improved Outer Tactical Vests (IOTV’s).

For the three months ended March 31, 2009, Domestic/Distributor sales were $5.4 million, a decrease of 42.6% from the comparable prior year period of $9.4 million. This decrease was due to the domestic/distributor market’s anticipation of the upcoming change in NIJ standards for soft body armor as well as the economic downturn in the national economy, which had a direct impact on state and local governments’ spending. Shortages of a ballistic material required for one of our vest models also delayed order fulfillment, reducing commercial sales in the quarter.

It is important to understand the nature of contracting with the federal government and the possible effect of the federal government’s budgeting process on our operating results and production backlog in any given year. Frequently, there may be events surrounding the U.S. and other defense budgets that create fluctuations in our backlog and portfolio of contracts with the federal government. These include availability of year-end monies to accomplish important last minute contracts for supplies and services, enactment of a continuing resolution which limits spending to the previous year’s level until a budget is signed into law, late approval of a new budget, use and timing of a supplemental appropriation, and several other possible events. These events can significantly affect the amount of orders we have in backlog and the number as well as size of major contracts we have for our products. In fact, during the first quarter of 2009 and the year ended December 31, 2008, requests for proposals and the awarding of contracts continued to be delayed. We believe that it is important for all investors to adequately understand the U.S. government’s budget process and its potential impact on our results of operations and production backlog.

For the three months ended March 31, 2009, International sales were $10.8 million compared to $329,000 for the comparable period. This reflects the emphasis placed on expanding International sales to help reduce exposure to U.S. government contract delays and diversify our sales mix.

For the three months ended March 31, 2009, Sports and Health Product sales were $1.0 million, a decrease of 36.2% over the comparable period. This decrease is due to a temporary loss of one of our retail customers during the fourth quarter of 2008, which continued into the first quarter of 2009. However this customer’s business was subsequently regained late in the first quarter of 2009.

Gross profit for the quarter ended March 31, 2009 was approximately $2.5 million (4.6% of net sales), as compared to approximately $8.7 million for the three months ended March 31, 2008 (17.5% of net sales). The decline in gross profit margin as a percentage of net sales is due primarily to the completion of contracts that were subject to competitive pricing pressures which led to lower gross profit margins as well as a temporary slow-down in shipments caused by additional testing required by the U.S. military. By targeting increases in our non-government sales, we are seeking to reduce our U.S. government contracts as a percentage of our total sales. Our marketing efforts are designed to place additional emphasis on increasing our Domestic and International sales which tend to yield higher gross margins. Additionally, the implementation of greater efficiencies in the manufacturing systems in our production facilities continues to progress. We believe that the lower production costs realized by the full implementation of the more efficient manufacturing systems combined with a more favorable sales mix will serve to reduce costs while increasing gross margins.

OPERATING COSTS

Three Months Ended March 31, 2009 and 2008

(In thousands)

	2009	2008	Dollar Change
Selling and Marketing	$1,669	$2,227	$(558)
Research and Development	423	345	78
Equity-Based Compensation	117	981	(864)
Other General and Administrative	3,614	4,886	(1,272)

Selling, general and administrative expenses	5,823	8,439	(2,616)
Litigation and Cost of Investigations	760	1,895	(1,135)

Total Operating Costs	$6,583	$10,334	$(3,751)

Operating costs were $6.6, million or 12.0%, of net sales for the three months ended March 31, 2009 versus $10.3 million or 20.7% of net sales for the three months ended March 31, 2008. The decrease in expenses for the three months ended March 31, 2009 of $3.8 million as compared to the three months ended March 31, 2008 was principally due to the following:

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

•	Lower general and administrative expenses due mainly to a decrease in compensation expenses principally due to reductions in incentive compensation and the number of employees.

•

Lower equity-based compensation expense. In the first quarter of 2008 all employee options and Board of Directors deferred stock awards were being amortized in the financial statements. Due to a change in the majority of the Board of Directors of the Company in the third quarter of 2008, all of the options and deferred stock awards (except for deferred stock awards granted to executive management during 2008) became vested and any unrecognized compensation cost was reported as an immediate charge to earnings.

Interest expense for the three months ended March 31, 2009 was approximately $0.4 million compared to $0.2 million for the same period in 2008. The increase is attributed to higher outstanding balances in our revolving line of credit and the addition of the $10 million term loan as well as increases in the contractual rate of interest reflected in amendments to the credit agreement.

Our effective tax rate was 44.6% and 37.7% for the three months ended March 31, 2009 and 2008, respectively. The effective tax rate differs from the statutory rate primarily due to state income taxes and interest accrued on uncertain tax position reserves.

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

Inflation and Changing Prices

Our profitability is dependent, among other things, on our ability to anticipate and react to changes in the cost of key operating resources, including labor and raw materials. Substantial increases in costs and expenses could impact our operating results to the extent that such increases cannot be passed along to customers. Although we have taken steps to mitigate our risk to rising prices with prudent purchasing practices, inventory management techniques and the Lifestone joint venture, there can be no assurance that future supplies of raw materials and labor will not fluctuate due to market conditions outside of our control.

Certain operating costs such as insurance and other outside services continue to increase at or above the general rate of inflation, and we may be subject to other cost and supply fluctuations outside of our control.

Although we have been able to react to most of these cost increases through effective negotiation of increased prices in our sales contracts, efficient purchasing practices and constant management of our raw materials inventory levels, there can be no assurance that we will be able to do so in the future. Additionally, competitive market conditions could limit our ability to pass on cost increases to our customers.

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

Liquidity and Capital Resources

Historically, we have relied on our existing Credit Facility, as amended, together with funds generated from operations to sustain working capital and projected capital expenditures. In 2009 we will continue to utilize our existing Credit Facility and are also expecting to receive an approximate $11 million income tax refund in the second half of the year. As reflected in the financial statements included in this report, during the first quarter of 2009, we experienced a net loss of $2.5 million due primarily to the completion of contracts that were subject to competitive pricing pressures which led to lower gross profit margins as well as a temporary slow-down in shipments caused by additional testing required by the U.S. military. In addition, we continue to experience delays in U.S. military contract awards which delays have impacted the volume of our ballistic-resistant product sales and negatively impacted our operating results. Given the current market conditions and our significant reliance on our availability under our existing Credit Facility, there is a possibility that we will be unable to access the capital markets for debt or equity financing in order to provide additional working capital if required. To address this, the Company is taking a number of actions to create additional liquidity. We are employing cash enhancing measures by implementing manufacturing efficiencies to improve productivity, working closely with our vendors and customers and taking cost cutting action such as the closing of our Oakland Park, Florida, manufacturing facility. We also intend to pursue contracting opportunities in accordance with our strategic plan. As of March 31, 2009, our working capital was approximately $ 15.7 million, compared to $20.2 million as of December 31, 2008. The decrease in working capital is mainly attributable to a reduction in on-hand inventories and accounts receivable. The reduction was partially offset by payments made against our line of credit, as well as reductions in accounts payable.

We refer to Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008 for disclosures of contractual obligations over the next five or more years. Additionally, we are obligated to pay General Ellis’ Termination payments over the next 24 months beginning 6 months from the date of Termination as more fully described in Note 11 Subsequent Events to our Condensed Consolidated Financial Statements in the quarterly financial statements included in this Quarterly Report on Form 10-Q. These Termination payments could have a material adverse impact on our cash flows and liquidity.

The accounts receivable days outstanding decreased to 29 days at March 31, 2009, compared to 31 days at December 31, 2008. This reduction in days outstanding was primarily the result of an improvement in collections of receivables from our customers and improved payment terms on our existing contracts.

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

We entered into a Credit Facility with our lender in 2007. The Credit Facility currently provides for a $35 million revolving credit line available to the Company’s subsidiaries, jointly and severally, that matures in 2010, bearing interest at the base rate plus 3.5% or, at our option, LIBOR plus 4.5%. Borrowings are available in the form of advances or letters of credit granted or issued against a percentage of our subsidiaries’ eligible accounts receivable and eligible inventory. In accordance with the terms of our Credit Facility, we revised the financial covenants to include (1) minimum net worth, (2) fixed charge coverage ratio, (3) minimum consolidated earnings before interest, taxes, depreciation, amortization, non-cash compensation and (4) maximum capital expenditures, all as defined. The revolving credit line is secured by substantially all of our assets.

On October 31, 2008, we entered into an amendment to the Credit Facility with our lender. That amendment provided for the lender to loan us an additional $10 million as a term loan for a three month period. The maturity date of this term loan was initially extended to April 30, 2009 and subsequently extended an additional 29 days to May 29, 2009. The term loan bears interest at the base rate plus 2.0%. The structure of this amendment, which allowed a substantial portion of the proceeds of the term loan to be used to pay down the balance on the revolving portion of the Credit Facility, effectively increased our borrowing capacity under the revolving portion of our Credit Facility to support our projected short-term working capital needs for manufacturing our current backlog and other orders. A third party provided a guarantee in support of the term loan. Although we believe we will be able to repay the term loan on a timely basis, no assurances can be given that we will have sufficient funds to do so on the maturity date or alternatively be able to further extend the term of the term loan.

On November 12, 2008, we and our lender further amended the Credit Facility. Under the terms of that amendment, we were relieved of having to meet certain of the aforementioned financial covenants as long as availability under the Credit Facility (as defined) was in excess of $4.0 million for each of the months ending September 30, 2008, October 31, 2008 and November 30, 2008.

On March 16, 2009, we entered into a further amendment to the Credit Facility with our lender. That amendment (i) waived existing financial covenant defaults as of December 31, 2008 (ii) reset financial covenants for periods subsequent to December 31, 2008 (iii) while the total Credit Facility remains at $45 million ($35 million revolving credit line and $10 million term loan) the amendment reduced the inventory sub-limit from $17.5 million to $14.5 million on the earlier of the receipt of the income tax refund in an amount of at least $11million or May 15, 2009 (iv) approved a structured over-advance of $1.4 million with scheduled reductions to accommodate the December 31, 2008 inventory impairment charges and (v) changed the interest rate on the revolving credit line to base rate plus 3.5% or LIBOR plus 4.5% and term loan borrowings to base rate plus 2.0%.

On May 18, 2009, we entered into a further amendment to the Credit Facility with our lender. That amendment (i) waived existing financial covenant defaults as of March 31, 2009 (ii) eliminated the requirement for bank consent to changes in management (iii) eliminated the EBITDA and Net Worth covenants for April 30, 2009 and May 31, 2009 (iv) reduced the revolving credit facility from $35 million to $30 million (v) established a $3.0 million availability block, which block amount would be increased by 75% of the amount of the income tax refund received, if and when such refund is received (vi) charged an amendment fee of $75,000 (vii) increased the unused line fee to 1.5% and (viii) required us to submit a restructuring plan to the lender by June 30, 2009.

In March 2008, the partner to Lifestone Materials, LLC (“Lifestone”) contributed property and equipment to Lifestone in exchange for a $2.5 million note payable. This loan bears interest at the Prime rate plus .25%. Principal and interest are repaid on a quarterly basis from Lifestone’s available cash as determined by Lifestone’s partners.

Our capital expenditures for the three months ended March 31, 2009 were approximately $0.5 million, compared to $2.9 million (which includes $2.5 million of property and equipment acquired through the Lifestone joint venture) for the three months ended March 31, 2008. Our capital budget is intended to replace fixed asset equipment as needed and to take advantage of technological improvements that would improve productivity. Beginning in the second quarter of 2007, we increased capital expenditures to improve our systems for inventory control, manufacturing and accounting processes. These expenditures will continue in subsequent periods. We anticipate our capital expenditures for fiscal year 2009 to be approximately $1.2 million.

We believe that our existing revolving credit line under the Credit Facility, together with funds generated from operations and income tax refunds, will be adequate to sustain our operations, including anticipated capital expenditures, for the foreseeable future. There can be no assurance that we will be able to obtain further increases in our credit line if needed. We may be required to explore other potential sources of financing (including the issuance of equity securities and, subject to the consent of our lender, other debt financing) if we experience escalating demands for our products or if we experience a slowdown in sales. However, there can be no assurance that such sources will be available or, if available, will provide terms satisfactory to us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not issue or invest in financial instruments or their derivatives for trading or speculative purposes. Our market risk is limited to fluctuations in interest rates pertaining to our borrowings under our $45 million Credit Facility ($35 million revolving credit line and $10 million term loan). We therefore are exposed to market risk from changes in interest rates on funded debt. We can borrow at either the base rate plus 3.5% or LIBOR plus 4.5% on the revolving credit line and the term loan bears interest at the base rate plus 2.0%. Any increase in these rates could adversely affect our interest expense. Our Credit Facility provides for the establishment of performance pricing to be established at a future date. The extent of market rate risk associated with fluctuations in interest rates is not quantifiable or predictable because of the volatility of future interest rates and business financing requirements. We use no derivative products to hedge or mitigate interest rate risk.

Based on the outstanding balance on our revolving line of credit as of December 31, 2008, a 1.0% increase in interest rates would cost us approximately $0.4 million annually.

We purchase materials for use in our products based on market prices established with our suppliers. Many of the materials purchased can be subject to volatility due to market supply and demand factors outside of our control. To mitigate this risk, in part, we attempt to enter into fixed price purchase agreements with reasonable terms.

In addition, the U.S. Department of Defense and other related federal agencies account for a majority of our customer base.

ITEM 4.	CONTROLS AND PROCEDURES.

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of March 31, 2009. Our principal executive and financial officers supervised and participated in the evaluation. Based on the evaluation, and in light of not having any deficiencies in internal control over financial reporting, as of December 31, 2008, described within the 2008 Annual Report on Form 10-K, our principal executive and financial officers each concluded that, as of March 31, 2009, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) form and rules.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We refer to Item 3 of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, for a description of legal proceedings outstanding at the time of the filing of that report as to which no material developments occurred during the three months ended March 31, 2009.

Securities Class Action and Shareholder Derivative Action

We refer to Item 3 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2008, for a discussion of the securities class action and shareholder derivative action lawsuits filed against us and certain of our directors and officers, and the settlement of those suits, final approval of which was pending before the United States District Court, Eastern District of New York. On June 25, 2008, the Court approved the settlement. The Company has not admitted any wrongdoing. Appeals are pending with respect to both the derivative action and the securities class action.

Patents

On September 6, 2007, Christopher Van Winkle and David Alan Cox filed an action against the United States in the U.S. Court of Federal Claims alleging patent infringement and seeking compensation for the government’s alleged unlicensed use of their patent. The allegedly infringing products were purchased on behalf of the U.S. Army by the General Services Administration (“GSA”) from Point Blank Body Armor Inc., our subsidiary. The relevant contract with the GSA contains a patent infringement indemnity clause. On September 4, 2008, the United States settled with Christopher Van Winkle and David Alan Cox for $10.25 million. We expect the U.S. will make a claim for some portion of that amount against the Company. We intend to assert defenses. We cannot predict the timing or the outcome of this matter.

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

Galls Indemnification Claim

Galls, an Aramark Company, LLC (“Galls”) is one of our distributors that previously purchased body armor containing Zylon from us (the “body armor”). Our contract with Galls that governed the sales of the body armor included language regarding indemnification under certain circumstances. We have been advised that Galls has been cooperating in the Department of Justice’s (“DOJ”) False Claims Act investigation regarding all body armor sold that contained Zylon. Galls has also allegedly been informed that the DOJ may assert civil claims against Galls relating to Galls’ sale of body armor products containing Zylon. On or about May 4, 2009, we received, by way of submission of an online filing form, a demand from Galls seeking arbitration of a claim alleging entitlement to indemnification with respect to Galls’ legal fees associated with the DOJ investigation as well as any civil liability that it may ultimately be found to have regarding the body armor. The claim amount listed in the arbitration demand online filing form is $500,000. We are in the process of evaluating Galls’ claims.

Item 1A.	RISK FACTORS

We refer to Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, for a description of risk factors outstanding at the time of the filing of that report, as to which no material developments occurred since the date of that report.

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

We are substantially dependent on the personal efforts and abilities of our key management. Our relationship with certain of our customers, particularly the U.S. military, is substantially dependent on certain of our management personnel. Changes to our executive officers or the inability to retain our key personnel could delay the development and introduction of new products, harm our ability to sell our products and damage the image of our brands and negatively impact our credibility with key customers. We believe that retention of our key personnel is critical to executing our business strategy and our operations going forward and the failure to retain our key personnel may impact our financial condition and results of operations. However, we believe we have built a solid foundation of relationships over the past several years with our key customers and suppliers that we expect to continue regardless of the recent change in our Chief Executive Officer, as more fully described in Note 11—Subsequent Events to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

Our liquidity depends on cash generated from operations and the availability of funding under our Credit Facility. The borrowing base under our Credit Facility is limited to eligible receivables and inventories, as described in the credit agreement for the Credit Facility. Our availability of financing under the Credit Facility also depends on the satisfaction of a number of other conditions, including meeting financial and other covenants. If we are unable to continue meeting these covenants, our lender could declare us in default, among other possible courses of action.

We continue to strive to grow our business, and if we are successful we may have increasing needs for liquidity through our Credit Facility and may need an increase in the amount that we can borrow. Although we have been able to negotiate increases in availability of credit in the past, it may not be possible to do so in the future. We may be required to seek other sources of financing. We may not be able to obtain additional sources of financing, and this could affect our ability to grow our business.

The Credit Facility governing our financing contains representations, warranties and covenants that, among other things, limit our ability to: (1) incur additional indebtedness; (2) incur liens; (3) pay dividends or make other restricted payments; (4) make certain investments; (5) sell or make certain dispositions of assets or engage in sale and leaseback transactions; (6) engage in certain business activities; (7) engage in mergers, acquisitions or consolidations; and (8) enter into certain contractual obligations. In addition, the Credit Facility contains customary financial covenants that we must comply with on a monthly basis. The Credit Facility also contains financial covenants that we must comply with on a periodic basis. We were not in compliance with certain financial covenants of the Credit Facility at March 31, 2009 and obtained a waiver from our lender. See Note 3—Debt to our Condensed Consolidated Financial Statements included in this Form 10-Q for further explanation of amendments to our Credit Facility.

In the event of default under the terms of our Credit Facility, we may be required to negotiate changes to our financial covenants with, or to obtain waivers of certain of these covenants from, the lender or to negotiate replacement financing arrangements with one or more other financial institutions. If such actions become necessary, we believe that we will be able to negotiate such changes, waivers and/or replacement financings, but no assurance can be given that we will be successful or as to the terms of any such arrangements. At March 31, 2009, we had $34.8 million (which includes a $10 million term loan described below) outstanding under our Credit Facility, as more fully described in Note 3—Debt to our Condensed Consolidated Financial Statements in the quarterly financial statements included in this Quarterly Report on Form 10-Q. Additionally, as of October 31, 2008, as more fully described in Note 3—Debt to our Condensed Consolidated Financial Statements in the quarterly financial statements included in this Quarterly Report on Form 10-Q, the Company has a 90-day term loan for $10 million. The maturity date of this term loan was initially extended to April 30, 2009 and subsequently extended an additional 29 days to May 29, 2009. Although we believe we will be able to repay the term loan on a timely basis, no assurances can be given that we will have sufficient funds to do so on the maturity date or alternatively be able to further extend the term of the term loan.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit	Description
10.1*	Eleventh Amendment to Loan and Security Agreement, dated May 18, 2009 with Bank of America N.A.

31.1*	Certification of President and Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1*	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POINT BLANK SOLUTIONS, INC.

Dated May 18, 2009	/s/ James R. Henderson
President and Interim Chief Executive Officer (Principal Executive Officer)

Dated May 18, 2009	/s/ Michelle Doery
Interim Chief Financial Officer, Vice President and Corporate Controller (Principal Financial Officer and Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit	Description
10.1*	Eleventh Amendment to Loan and Security Agreement, dated May 18, 2009 with Bank of America N.A.

31.1*	Certification of President and Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1*	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith