Form 10-Q
period 2009-06-30
POINT BLANK SOLUTIONS, INC.
filed 2009-08-10
CIK 899166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 5, 2009, 51,749,297 shares of the Registrant’s common stock at $0.001 par value were outstanding.

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

In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements in future or conditional tenses or, which include terms such as “believes,” “belief,” “expects,” “intends,” “anticipates” or “plans” to be uncertain and forward-looking. Forward-looking statements may include comments as to Point Blank Solutions, Inc.’s (the “Company”) beliefs and expectations as to future events and trends affecting its business. Forward-looking statements are based upon management’s current expectations concerning future events and trends and are necessarily subject to uncertainties, many of which are outside of the Company’s control. The factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2008 and in Part II, Item 1A. RISK FACTORS, of this Quarterly Report on Form 10-Q as well as other factors could cause actual results to differ materially from those reflected or predicted in forward-looking statements.

Any forward-looking statements are based on management’s beliefs and assumptions, using information currently available to the Company. The Company assumes no obligation to update these forward-looking statements.

If one or more of these or other risks or uncertainties materialize, or if the underlying assumptions prove to be incorrect, actual results may vary materially from those reflected in, or suggested by, forward-looking statements. Any forward-looking statement included in this Quarterly Report on Form 10-Q reflects the Company’s current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to its operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to the Company or individuals acting on its behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified in our Annual Report on Form 10-K for the year ended December 31, 2008 and in Part II, Item 1A. RISK FACTORS of this Quarterly Report on Form 10-Q, which could cause actual results to differ from those referred to in forward-looking statements.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash	$1,099	$1,707
Accounts receivable, less allowance for doubtful accounts of $556 and $279, respectively	21,227	33,620
Inventories, net	17,484	38,700
Income tax receivables	18	11,951
Deferred income taxes	12,181	14,829
Prepaid expenses and other current assets	1,883	2,782

Total current assets	53,892	103,589

Property and equipment, net	10,463	10,742

Other assets:
Deferred income taxes	13,409	10,931
Deposits and other assets	101	113

Total other assets	13,510	11,044

Total assets	$77,865	$125,375

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$2,336	$29,207
Term Loan	8,500	10,000
Note payable	2,950	2,950
Income taxes payable	—	285
Accounts payable	11,391	23,310
Accrued expenses and other current liabilities	7,880	4,927
Reserve for class action settlement	4,172	4,172
Vest replacement program obligation	409	410
Employment tax withholding obligation	7,898	8,154

Total current liabilities	45,536	83,415

Long term liabilities:
Unrecognized tax benefits	—	11,239
Other liabilities	452	418

Total long term liabilities	452	11,657

Total liabilities	45,988	95,072

Commitments and contingencies
Contingently redeemable common stock (related party)	19,326	19,326
Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 51,699,297 shares and 51,446,585 shares issued and outstanding, respectively	48	48
Additional paid in capital	94,675	89,673
Accumulated deficit	(83,409)	(79,155)

Total Point Blank Solutions, Inc. stockholders’ equity	11,314	10,566
Noncontrolling Interests	1,237	411

Total stockholders’ equity	12,551	10,977

Total liabilities and stockholders' equity	$77,865	$125,375

See notes to condensed consolidated financial statements.

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net sales	$54,743	$11,085	$109,593	$60,987
Cost of goods sold	50,355	11,362	102,689	52,535

Gross profit (loss)	4,388	(277)	6,904	8,452

Selling, general and administrative expenses	8,658	6,332	14,480	14,782
Litigation and cost of investigations	402	1,793	1,162	3,688
Employment tax withholding credit	—	(26,059)	—	(26,071)

Total operating costs	9,060	(17,934)	15,642	(7,601)

Operating (loss) income	(4,672)	17,657	(8,738)	16,053

Interest (income) expense	(1,334)	195	(920)	394
Other (income) expense	(19)	50	(222)	(218)

Total other (income) expense	(1,353)	245	(1,142)	176

(Loss) income before income tax (benefit) expense	(3,319)	17,412	(7,596)	15,877
Income tax (benefit) expense	(2,220)	7,073	(4,168)	6,494

Net (loss) income	(1,099)	10,339	(3,428)	9,383
Net income (loss) attributable to the noncontrolling interests	667	(265)	826	(262)

Net (loss) income attributable to Point Blank Solutions, Inc.	$(1,766)	$10,604	$(4,254)	$9,645

Basic and diluted (loss) earnings per common share	$(0.03)	$0.21	$(0.08)	$0.19

Basic and diluted (loss) earnings per contingently redeemable share	$(0.04)	$0.21	$(0.09)	$0.19

See notes to condensed consolidated financial statements.

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(3,428)	$9,383
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,109	565
Amortization of deferred financing costs	59	59
Deferred income tax (benefit) expense	(6,579)	7,131
Gain on sale of fixed assets	—	(3)
Equity based compensation	511	1,715
Changes in assets and liabilities:
Accounts receivable	12,393	19,410
Inventories	21,216	(534)
Income tax receivable	11,933	7,423
Prepaid expenses and other current assets	840	(40)
Deposits and other assets	12	(39)
Accounts payable	(9,044)	(6,227)
Accrued expenses and other current liabilities	2,955	(1,273)
Vest replacement program obligation	(1)	(109)
Income taxes payable	(285)	—
Employment tax withholding obligation	(256)	(26,059)
Other liabilities	34	(76)

Net cash provided by operating activities	31,469	11,326

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	—	4
Purchases of property and equipment	(831)	(3,207)

Net cash used in investing activities	(831)	(3,203)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(2,875)	(130)
Contributions from minority owners	—	250
Net repayment of revolving line of credit	(28,371)	(8,350)
Net proceeds from exercise of stock warrants	—	28

Net cash used in financing activities	(31,246)	(8,202)

Net decrease in cash and cash equivalents	(608)	(79)

Cash at beginning of period	1,707	213

Cash at end of period	$1,099	$134

Supplemental cash flow information:
Property and equipment acquired by issuing a note payable	$—	$2,500

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Point Blank and its subsidiaries, Point Blank Body Armor, Inc., Protective Apparel Corporation of America and Life Wear Technologies, Inc. All subsidiaries are wholly owned with the exception of a 0.65% interest in Point Blank Body Armor, Inc. held by an third party. The accounts of Lifestone Materials, LLC (“Lifestone”) are also included in the accompanying condensed consolidated financial statements. Point Blank has a 50% interest and is the primary beneficiary of Lifestone (See Note 8). All intercompany accounts and transactions have been eliminated in consolidation.

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

Reclassifications

Certain amounts in the prior year have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

New Accounting Standards Implemented this Quarter

In April 2009, the FASB issued FASB Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”). This staff position amends the guidance in U.S. GAAP in assessing whether debt securities have experienced an other-than-temporary impairment and, if so, how to recognize the impairment loss in the financial statements. Prior to the issuance of the staff position, an other-than-temporary impairment loss was recognized for investments in debt securities unless the investor could positively assert that it had both the intent and the ability to hold the security for a period of time sufficient to allow for an anticipated recovery in its fair value to its amortized cost basis. Under FSP FAS 115-2, an other-than-temporary impairment loss would only be recognized if the investor has the intent to sell the debt security, or more likely than not will be required to sell the debt security, before its anticipated recovery (for example, if its cash or working capital requirements or contractual or regulatory obligations indicate that the debt security will be required to be sold before the forecasted recovery occurs). In addition, the staff position clarifies that if the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis, any credit losses (i.e., the difference between the present value of the cash flows expected to be collected and the amortized cost basis) must be recognized as a loss in the income statement, while other changes in the fair value of the debt security would be reported in other comprehensive income, a component of stockholders’ equity. In all other circumstances in which an other-than-temporary impairment loss has been incurred, the entire change in fair value would be recognized as an impairment loss in the income statement. FSP FAS 115-2 became effective for the Company beginning April 1, 2009. The adoption of this staff position did not have a material effect on the Company’s financial statements.

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). This staff position amends existing U.S. GAAP to require publicly traded companies to present disclosures about fair value of financial instruments in interim reporting periods. The staff position became effective for the Company during the quarter ended June 30, 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material effect on the Company’s financial statements.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“FAS 165”). This statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company adopted FAS 165 during the quarter ended June 30, 2009. In particular, the Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2009, for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through August 10, 2009, the date these financials were issued.

Please refer to the Company’s quarterly report as of and for the periods ended March 31, 2009 and 2008, as filed on Form 10-Q on May 18, 2009, for a discussion of new accounting standards the Company adopted as of January 1, 2009, none of which had a material effect on the Company’s financial position, results of operations and cash flows.

New Accounting Standards Not Yet Adopted

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”). This statement modifies the way in which a primary beneficiary of a variable interest entity is determined. It is expected that a greater number of variable interest entities will be consolidated following the adoption of FAS 167. FAS 167 also expands the disclosures required around significant interests held by a reporting entity in a variable interest entity. FAS 167 will become effective for the Company on January 1, 2010. The Company is currently investigating the potential effects of FAS 167 on its financial position and results of operations.

Also, in June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards CodificationTM (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles—A Replacement of FASB Statement No. 162” (“FAS 168”). FAS 168 establishes the Codification as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. FAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009, or beginning July 1, 2009 for the Company. The Company does not believe that the adoption of FAS 168 will have any effect on its financial position, results of operations, or cash flows.

Note 2. INVENTORIES

The components of inventories as of June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009	December 31, 2008
Raw materials	$11,663	$24,799
Work in process	654	90
Finished goods	5,167	13,811

	$17,484	$38,700

Note 3. DEBT

Credit Facility

The Company entered into an Amended and Restated Loan and Security Agreement (“Credit Facility”) with its lender in 2007. The Credit Facility currently provides for a $30,000 revolving credit line available to the Company’s subsidiaries, jointly and severally, that matures in April 2010, bearing interest at the base rate plus 3.5% or, at the Company’s option, LIBOR plus 4.5% and has an effective interest rate of 6.75% as of June 30, 2009. Borrowings are available in the form of advances or letters of credit granted or issued against a percentage of the Company’s subsidiaries’ eligible accounts receivable and eligible inventory. In accordance with the terms of the Company’s Credit Facility, the Company revised the financial covenants to include (1) minimum net worth, (2) fixed charge coverage ratio, (3) minimum consolidated earnings before interest, taxes, depreciation, amortization, non-cash compensation and (4) maximum capital expenditures, all as defined. The revolving credit line is secured by substantially all of the Company’s assets.

On October 31, 2008, the Company entered into an amendment to the Credit Facility with its lender. That amendment provided for the lender to loan the Company an additional $10,000 as a term loan for a three month period. The maturity date of this term loan was initially extended to April 30, 2009; then May 29, 2009; and then August 30, 2009. The term loan provides for scheduled reductions of $1,500 on June 30, 2009 and July 31, 2009. The Company made both scheduled payments. The term loan bears interest at the base rate plus 2.0%. The structure of this amendment, which allowed a substantial portion of the proceeds of the term loan to be used to pay down the balance on the revolving portion of the Credit Facility, effectively increased the Company’s borrowing capacity under the revolving portion of its Credit Facility to support the Company’s projected short-term working capital needs for manufacturing its current backlog and other orders. A third party provided a guarantee in support of the term loan.

The carrying amount of the term loan was $8,500 as of June 30, 2009 and approximated fair value due to the variable interest rate, which is based on current market rates. The carrying amount of long-term debt was $10,000 as of December 31, 2008 and approximated fair value due to the variable interest rate.

On November 12, 2008, the Company and its lender further amended the Credit Facility. Under the terms of that amendment, the Company was relieved of having to meet certain of the aforementioned financial covenants as long as availability under the Credit Facility (as defined) was in excess of $4,000 for each of the months ending September 30, 2008, October 31, 2008 and November 30, 2008.

On March 16, 2009, the Company entered into a further amendment to the Credit Facility with its lender. That amendment (i) waived existing financial covenant defaults as of December 31, 2008 (ii) reset financial covenants for periods subsequent to December 31, 2008 (iii) while the total Credit Facility remained at $45,000 ($35,000 revolving credit line and $10,000 term loan) the amendment reduced the inventory sub-limit from $17,500 to $14,500 on the earlier of the receipt of the income tax refund in an amount of at least $11,000 or May 15, 2009 (iv) approved a structured over-advance of $1,425 with scheduled reductions to accommodate the December 31, 2008 inventory impairment charges and (v) changed the interest rate on the revolving credit line to base rate plus 3.5% or LIBOR plus 4.5% and term loan borrowings to base rate plus 2.0%.

On May 18, 2009, the Company entered into a further amendment to the Credit Facility with its lender. That amendment (i) waived existing financial covenant defaults as of March 31, 2009 (ii) eliminated the requirement for bank consent to changes in management (iii) eliminated the EBITDA and Net Worth covenants for April 30, 2009 and May 31, 2009 (iv) reduced the revolving credit facility from $35,000 to $30,000 (v) established a $3,000 availability block, which block amount was increased by 75% of the amount of the income tax refund received, of which $11,300 was received by the Company in June 2009 (vi) charged an amendment fee of $75 (vii) increased the unused line fee to 1.5% and (viii) required the Company to submit a restructuring plan to the lender by June 30, 2009, which plan has been provided to the lender.

On August 3, 2009 the Company entered into a further amendment to the Credit Facility with its lender. That amendment eliminated the EBITDA and Net Worth covenants for June 30, 2009.

Note Payable

In March 2008, the partner to Lifestone Materials, LLC (“Lifestone”, See Note 8) sold property and equipment to Lifestone in exchange for a $2,500 note payable. An additional $450 was advanced to Lifestone during 2008. The note payable balance as of June 30, 2009 was $2,950 in the Company’s Condensed Consolidated Balance Sheet. This loan bears interest at the prime rate plus 0.25%. Principal and interest are repaid on a quarterly basis from LifeStone’s available cash as determined by Lifestone’s partners.

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

Securities Class Action and Shareholder Derivative Action

The Company refers to Item 3 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2008, for a discussion of the securities class action and shareholder derivative action lawsuits filed against the Company and certain of its directors and officers.

The securities class action settlement is final except insofar as the derivative action settlement could affect it. One party has appealed the derivative action settlement. The Commercial Litigation Division is not an appealing party, but is expected to file a court brief in objection to the settlement.

The grounds for the appeal and the issue expected to also be raised by the commercial Litigation Division is that the settlement terms involve an indemnification of Mr. Brooks by the Company. The appellant has argued that the SEC is expected to take action against Mr. Brooks that, if successful, would force him and others to pay money back to the Company under the Sarbanes Oxley Act. The appellant has alleged that the amount sought by the SEC could be as much as $180,000. Meanwhile, the settlement agreement has a provision by which the Company has agreed to indemnify Mr. Brooks for any amounts he is ordered to pay back to the Company. In essence, if Mr. Brooks is ordered to by the SEC to pay money back to the Company, the money will move in a circle and will leave both Mr. Brooks and the Company in the same position they were in.

In the event the Settlement is not finally approved, the Settlement Fund will be released from escrow as follows:

Mr. Brooks may exercise a Sale Back Option whereby the Company would have to buy back some or all of the stock he purchased at the Per Share Purchase Price, which totals approximately $14,825. The money for this stock buyback would come from the funds escrowed for the Settlement. The Company has no obligation to pay Mr. Brooks this amount unless and until he exercises the option and the settlement funds are released from escrow. Mr. Brooks has 90 days from the date that the settlement is rejected to exercise the option.

As for the Warrants, the Company must pay Mr. Brooks the difference between the exercise price of the warrants under his original Warrant Agreement and the elevated exercise price for his warrants that he paid to fund the Settlement. This is approximately $4,500. The money for this would come from the funds escrowed for the Settlement. The Company has no obligation to pay Mr. Brooks this amount until the funds are released from escrow.

The remaining balance of the escrowed funds will be paid to the Company. Thus, in the event of a total unwinding in which Mr. Brooks is cashed out, the Company will receive approximately $15,875 consisting of the $3,000 balance remaining from the stock transactions and $12,875 of insurance proceeds. These insurance proceeds would be required to be used in any future litigation relating to the Derivative and Class Action claims, and the insurers would have no further obligations to the Company or rights to the money.

Under the various agreements, Escrow has already distributed approximately $8,725 to Lead Plaintiffs’ counsel in the Class Action. In the event the Settlement is not finally approved, then within five days upon receiving notice from the Company or Mr. Brooks, Lead Plaintiffs’ Counsel is required to refund the fees and expenses previously paid, plus accrued interest.

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

As of June 30, 2009 and December 31, 2008, the Company has recognized employment tax withholding obligations, including applicable penalties and interest related to this matter, totaling $7,898 and $8,154, respectively in the accompanying condensed consolidated balance sheets. The Company has been assessed $2,497 for Social Security and Medicare taxes, penalties and interest less credits applied for 2004 through 2006, related to the employees’ share of those obligations for the former senior management personnel. This amount is provided for in the accompanying financial statements.

To the extent the Company is required to discharge employee income tax withholding obligations for current and former employees, management is pursuing recovery of those amounts from the affected employees. In July 2006, Mr. Brooks, the former Chief Executive Officer, signed a memorandum of understanding with the Company in which he represented, warranted and covenanted that he has paid (or will pay) all taxes (including, without limitation, federal and state, Social Security, Medicare, FICA or other withholding taxes or similar amounts) attributable to personal income received by him from the Company, including any fines, penalties or back taxes incurred by the Company solely as a result of personal income paid to him. The Company intends to pursue recovery from Mr. Brooks for any of the foregoing amounts ultimately due and payable by the Company to the taxing authorities. At June 30, 2009, the payroll tax withholding obligations that may be recoverable from former executive officers were $7,959.

On April 16, 2008, the statute of limitations for the major portion of the 2004 employment tax withholding obligations expired. Accordingly, the charge and related liability originally recorded during 2004 was reversed during the second quarter of 2008 in the amount of $26,000.

In April 2008, the Company and the Internal Revenue Service agreed to extend the statute of limitations related to federal employment tax withholding obligations for the tax years ended December 31, 2005 through December 31, 2010.

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

Galls Indemnification Claim

Galls, an Aramark Company, LLC (“Galls”) is one of the Company’s distributors that previously purchased body armor containing Zylon from the Company (the “body armor”). The Company’s contract with Galls that governed the sales of the body armor included language regarding indemnification under certain circumstances. The Company understands that Galls has been cooperating in the Department of Justice’s (“DOJ”) False Claims Act investigation regarding all body armor sold that contained Zylon. Galls has also allegedly been informed that the DOJ may assert civil claims against Galls relating to Galls’ sale of body armor products containing Zylon. On or about May 4, 2009, the Company received, by way of submission of an online filing form, a demand from Galls seeking arbitration of a claim alleging entitlement to indemnification with respect to Galls’ legal fees associated with the DOJ investigation as well as any civil liability that it may ultimately be found to have regarding the body armor. The claim amount alleged to be in excess of $400 and they claim they may sustain future damages in an unspecified amount. The company is vigorously defending itself and believes the claims are without merit. The Company has filed a Motion to Dismiss all claims that Motion is pending.

Former Chief Executive Officer’s Termination Agreement

On April 16, 2009, the Board of Directors of the Company terminated the employment of Larry R. Ellis as the Company’s President and Chief Executive Officer (the “Termination”). General Ellis’ employment was terminated pursuant to Section 8.2 of his Employment Agreement with the Company dated March 29, 2007 (the “Employment Agreement”). Payments to General Ellis because of the Termination are anticipated to occur in accordance with the terms of the Employment Agreement applicable to a termination not for “Cause” which, subject to General Ellis’ continued full performance of certain obligations under the Employment Agreement, is expected to include payment of an amount equal to two times the sum of General Ellis’ annual Base Salary in effect as of the date of termination plus a Bonus calculated at 100% of Base Salary in effect as of the date of termination (collectively, the “Severance Payment”), plus certain benefits. The amount of the total severance payment recorded in the second quarter of 2009 was $2,600 plus an additional $100 for vacation and pay in lieu of notification. The vacation and pay in lieu of notification was paid subsequent to June 30, 2009. The Severance Payment is to be paid in 24 equal monthly installments, but with the first six installments being paid in a lump sum on October 19, 2009 (the first business day following the date that is six months from the date of termination), and with each remaining payment being paid on the first business day of each month commencing with the seventh month following the month in which the termination date occurred. However, the aggregate Severance Payments and benefits may be reduced to take into account the effect of any “excess parachute payment” (as defined in Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”)) as more particularly set forth in the Employment Agreement. The full Employment Agreement for General Ellis was filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2006 (filed on October 1, 2007).

In addition, because of the Termination, the 100,000 units under General Ellis’ Deferred Stock Award granted in March 2008 immediately vested and 100,000 fully vested shares of the Company’s common stock were issued to General Ellis. The form of Deferred Stock Award Agreement was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 18, 2008. The fair value of the Deferred Stock Award was being expensed in the accompanying financial statements on a straight-line basis over a three year vesting period. The unamortized value of the Deferred Stock Award of $237 was expensed in the financial statements in the second quarter of 2009.

In connection with the Termination, effective April 16, 2009, the Board of Directors appointed James R. Henderson, a Board member and the Company’s current Chairman of the Board, to serve as the Company’s Acting Chief Executive Officer. Mr. Henderson will serve as the Company’s Acting Chief Executive Officer until a replacement is found.

Letters of Credit

As of June 30, 2009, the Company had open letters of credit for $526.

Note 5. EQUITY AWARDS

A total of 248,514 deferred stock awards were granted to members of the Board of Directors of the Company during the first six months of 2009. The total equity based compensation cost associated with these awards at grant date was $132. Due to the resignation of three board members the revised cost is $114 of which $103 was recognized in the first six months of 2009 and $11 will be recognized by the third quarter of 2009. The amount of equity based compensation recognized in the second quarter of 2009 relating to these awards was $83.

Note 6. BASIC AND DILUTED LOSS PER COMMON SHARE

For all periods presented, basic and diluted loss per common share is presented in accordance with SFAS 128, “Earnings per Share,” which provides the accounting principles used in the calculation of income per share. Basic income (loss) per common share excludes dilution and is calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share reflects the potential dilution from assumed conversion of all dilutive securities such as stock options and nonvested deferred stock awards using the treasury stock method. When the effect of the dilutive securities is anti-dilutive, such dilutive securities are not included in the calculation of diluted income per common share.

Basic income (loss) per common share calculations is based on the weighted average number of common shares outstanding during each period: 48,490,891 and 48,310,777 shares for the three months ended June 30, 2009 and 2008, respectively, and 48,465,330 and 48,310,777 for the six months ended June 30, 2009 and 2008 respectively. For the quarters ended June 30, 2009 and 2008, the common stock options are anti-dilutive and dilutive, respectively.

The computation for basic and diluted loss per common share is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Common Shareholders
Net (loss) income	$(1,766)	$10,604	$(4,254)	$9,645
Net (loss) income attributable to contingently redeemable common shares	(110)	624	(264)	$567

Net (loss) income attributable to common shares	(1,656)	9,980	(3,990)	9,078

Weighted-average shares	48,490,891	48,135,162	48,465,330	48,135,162
Common stock equivalents—options	—	175,615	—	175,615

Weighted-average shares and common stock equivalents	48,490,891	48,310,777	48,465,330	48,310,777

Basic and diluted (loss) income per common share	$(0.03)	$0.21	$(0.08)	$0.19

Contingently redeemable common shares
Net (loss) income attributed to contingently redeemable shares	$(110)	$624	$(264)	$567

Divided by weighted-average shares	3,007,099	3,007,099	3,007,099	3,007,099

Basic and diluted (loss) income per common share	$(0.04)	$0.21	$(0.09)	$0.19

No stock options or deferred stock awards have been included in the computation of earnings per share for the three months ended June 30, 2009, because they are anti-dilutive.

Note 7. PROVISION FOR INCOME TAXES

The Company’s effective tax rate was 49.49% and 40.2% for the six months ended June 30, 2009 and 2008, respectively. The Company’s effective tax rate differs from the statutory rate primarily due to state income taxes and the accounting for uncertain tax positions.

The Company reached a settlement with the Internal Revenue Service related to their examination of its U.S. Corporate Income Tax Returns for the tax years ended December 31, 2003 through 2007, resulting in a refund of $11,300 that was received in the second quarter of 2009. As a result of the IRS settlement, $6,600 of the Company’s FIN 48 reserves were reversed. $1,100 of the decrease in the reserves was credited to the provision for income taxes and impacted the effective tax rate, $4,500 of the reversal relates to stock based compensation deductions for which the tax benefit was credited to additional paid-in capital. The remaining FIN 48 reserve liability of $4,737 was reduced to zero as a result of the settlement reached with the IRS regarding certain share-based compensation deductions and other issues. In addition, the Company recognized $1,800 in interest income related to the final IRS settlement. The Company also settled its examination with the State of New York for the years 2002 through 2004 with no additional tax due.

The tax years 2003 to 2007 will remain open under the statute of limitations subject to examinations in the United States and 2002 to 2007 remain open to various state taxing jurisdictions.

The change in the balance of the Company’s current and noncurrent deferred tax assets is primarily attributable to an increase in the Company’s net operating loss carryforwards at June 30, 2009 and decrease in its temporary differences related to inventory reserves.

Note 8. LIFESTONE MATERIALS

On March 18, 2008, the Company entered into a strategic alliance with a manufacturer and supplier of technologically advanced lightweight ballistic armor material. Under the terms of the joint venture agreement, an entity Lifestone Materials, LLC (“Lifestone”) was created which will manufacture and sell woven fabric to both partners. Each partner has a 50% equity ownership in Lifestone. Each partner contributed $250 to provide Lifestone with working capital. The venture partner contributed property and equipment valued at $2,500 in exchange for a note payable, and the Company loaned the venture $2,500 to purchase property and equipment (this intercompany payable has been eliminated in consolidation). Lifestone leases a manufacturing facility in Anderson, South Carolina.

Note 9. RELATED PARTY

Steel Partners II, L.P. and JPS Industries, Inc.

At the Meeting of Stockholders that was held on August 19, 2008, the Company’s stockholders elected a slate of directors that included two employees of Steel Partners II, L.P. (“Steel”). Steel has reported in its initial filing on Schedule 13-D, filed with the Commission on February 11, 2008 and subsequent amendments, the most recent of which was filed with the Commission on July 17, 2009, that it owns approximately 4.2% of the Company’s outstanding common stock. Steel also reported that it owns approximately 40% of JPS Industries, Inc. (“JPS”), a supplier of ballistic materials from whom the Company has historically made and continues to make purchases of materials. For the six months ended June 30, 2009, the Company made purchases with an aggregate value of approximately $16,200 from JPS. During the period from February 1, 2008 through December 31, 2008, the Company made purchases with an aggregate value of approximately $33,000 from JPS. The Company owed JPS approximately $54 and $1,100 as of June 30, 2009 and December 31, 2008, respectively. The transactions between JPS and the Company were not reviewed by the Company’s Audit Committee as they were undertaken in the ordinary course of business pursuant to competitive bidding among suppliers.

Note 10. RESTRUCTURING CHARGE

The Company is in the process of finalizing a restructuring plan involving the consolidation of its manufacturing facilities. On February 18, 2009, partial implementation of the plan reduced the workforce by 88 people. In the first quarter of 2009, the Company recorded approximately $291 in restructuring costs, primarily related to severance benefits paid to affected employees over the 60 day period commencing with the date of announcement. In the second quarter of 2009, the Company further reduced its workforce by 456 people and recorded approximately $3,338 in restructuring costs, primarily related to severance benefits paid to affected employees (including $2,700 for General Ellis’ Termination payments), as well as $473 for the present value of future minimum lease payments, less an estimated sublease for both the Deerfield Beach and Washington, DC facilities.

The Company did not take a charge for the remaining term of the Oakland Park lease contract, which is approximately 18 months because the facility is still actively being used for the packaging and shipping of product until the restructuring plan is completed.

The total restructuring-related expenditures were recorded in the following income statement captions:

Cost of sales	$679
Selling, general, and administrative expense	2,950

Total	$3,629

The following reflects the movement in the restructuring provision during the reporting period:

Opening balance – January 1, 2009	$—
Provision recognized	3,629
Less: amounts paid	(413)

Ending balance – June 30, 2009	$3,216

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We are organized as a holding company that currently conducts business through three operating subsidiaries. Sales to the U.S. military comprises the largest portion of our business, followed by sales to federal, state and local law enforcement agencies, including correctional facilities. Accordingly, any substantial increase, reduction in or delay in government spending or change in emphasis in defense and law enforcement programs would have a material effect on our business.

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

Non-military contracts specify that customers may return products to us only if such products do not meet agreed upon specifications. Ballistics apparel products sold to other customers besides the U.S. military for use in combat comply with National Institute of Justice (“NIJ”) standards or in the case of International Sales, the applicable International Standard, and are subjected to internal and external quality control procedures. Because of these internal and external quality control procedures, warranty returns of products sold to law enforcement agencies and to distributors are minimal.

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

We do not offer any general rights of return express or implied, associated with any of our military sales or our sports medicine and health support sales. Ballistic resistant apparel and other accessories sold to non-military customers have a 30-day right of return. At the time of sale, the sales transactions meet the conditions of Financial Accounting Standards Board (“FASB”) Statement No. 48, “Revenue Recognition When Right of Return Exists,” and revenue is recognized at the time of sale, net of a provision for estimated returns.

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

Accruals for uncertain tax positions are provided for in accordance with the requirements of FIN No. 48, Accounting for Uncertainty in Income Taxes– An interpretation of FASB Statement No. 109. According to FIN No. 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN No. 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, or cash flows.

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

Results of Operations

The events that occurred during the first six months of 2009 and for the year ended December 31, 2008 presented a significant challenge to our Company, Stockholders, Vendors, Directors, Management and our Customers. Significant delays in the awarding of U.S. Military and Federal Government soft body armor contracts, uncertainties in the transition of civilian law enforcement body armor certification standards, the continuing and deepening economic challenges facing our country, as well as the crisis in the credit markets substantially reduced sales in 2008 and continued to impact the first six months of 2009. We believe that these results highlight the value of our strategic vision to build upon our current platform in a way that makes us less dependent on sales of body armor to the government.

The first six months of 2009 were particularly difficult in the body armor industry. Lay-offs, plant closings, and other cost cutting measures were employed industry-wide in an attempt to reduce expenses to offset the downward trend in revenues. We implemented staff reductions and facility consolidations as part of the Lean transformation of our operations and cost cutting measures. Due to careful and focused management during this difficult economic period we preserved operating capacity by building rapidly scalable production cells and reducing operating waste. By preserving important capabilities, we believe that we are in position to provide both the law enforcement community and the U.S. Government with sufficient products to meet projected requirements. We also believe that we have sufficient capacity to enable us to continue to pursue additional business opportunities consistent with our strategic plan.

SIX MONTHS ENDED JUNE 30, 2009, COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2008

ANALYSIS OF NET SALES

Six Months Ended June 30, 2009 and 2008

(In thousands)

	2009		2008		Dollar Change
Net sales
Military and Federal Government	$54,693	49.9%	$40,293	66.1%	$14,400
Domestic/Distributors	12,304	11.2%	17,072	28.0%	(4,768)
International	40,336	36.8%	981	1.6%	39,355
Sports and Health Products	2,347	2.2%	3,096	5.1%	(749)

Total	109,680	100.1%	61,442	100.7%	48,238
Less Discounts, Returns and Allowances	87	0.1%	455	0.7%	(368)

Net Sales	$109,593	100.0%	$60,987	100.0%	$48,606

For the six months ended June 30, 2009, our consolidated net sales were approximately $109.6 million, an increase of 79.7% from our consolidated net sales of $61.0 million for the six months ended June 30, 2008. Soft body armor products net sales increased from $58.3 million for the six months ended June 30, 2008 to $107.3 million for the six months ended June 30, 2009 due primarily to completing two military contracts for Outer Tactical Vests (OTV’s) and Improved Outer Tactical Vests (IOTV’s) and others for ballistic components.

It is important to understand the nature of contracting with the federal government and the possible effect of the federal government’s budgeting process on our operating results and production backlog in any given year. Frequently, there may be events surrounding the U.S. and other defense budgets that create fluctuations in our backlog and portfolio of contracts with the federal government. These include availability of year-end monies to accomplish important last minute contracts for supplies and services, enactment of a continuing resolution which limits spending to the previous year’s level until a budget is signed into law, late approval of a new budget, use and timing of a supplemental appropriation, and several other possible events. These events can significantly affect the amount of orders we have in backlog and the number as well as size of major contracts we have for our products. In fact, during the first six months of 2009 and the year ended December 31, 2008, requests for proposals and the awarding of contracts continued to be delayed. We believe that it is important for all investors to adequately understand the U.S. government’s budget process and its potential impact on our results of operations and production backlog.

For the six months ended June 30, 2009, Domestic/Distributor sales were $12.3 million, a decrease of 28.1% from the comparable prior year period of $17.1 million. This decrease was due to the Domestic/Distributor market’s anticipation of the upcoming change in NIJ standards for soft body armor as well as the economic downturn in the national economy, which had a direct impact on state and local governments’ spending. Shortages of a ballistic material required for one of our vest models also delayed order fulfillment, reducing commercial sales in the first quarter of 2009.

For the six months ended June 30, 2009, International sales were $40.3 million compared to $1.0 million for the comparable period. This increase reflects the emphasis placed on expanding International sales to help reduce exposure to U.S. Government contract delays and diversify our sales mix.

For the six months ended June 30, 2009, Sports and Health Product sales were $2.3 million, a decrease of 25.8% from the comparable period. This decrease is primarily due to the loss of one of our retail customers.

Gross profit for the six months ended June 30, 2009 was approximately $6.9 million (6.3% of net sales), as compared to approximately $8.5 million for the six months ended June 30, 2008 (13.9% of net sales). The decline in gross profit margin as a percentage of net sales is due to (1) restructuring charges of $0.7 million, including $0.4 million related to the net present value of minimum lease payments for our closed Deerfield Beach facility and $0.3 million related to severance payments as a result of our reduction in workforce, (2) inventory adjustments totaling $1.6 million as a result of identification of excess and obsolete inventory due to the execution of a restructuring plan which included reducing square footage of our operating facilities and maintaining the appropriate inventory levels on hand in accordance with planned sales, partially offset by $1.3 million recovered by the sale of such inventory, (3) an expense of $0.9 million due to materials not meeting required rigorous testing procedures and (4) completion of contracts that were subject to competitive pricing pressures which led to lower gross profit margins as well as a temporary slow-down in shipments caused by additional testing required by the U.S. military. By targeting increases in our non-government sales, we are seeking to reduce our U.S. government contracts as a percentage of our total sales. Our marketing efforts are designed to place additional emphasis on increasing our Domestic and International sales which tend to yield higher gross margins. Additionally, the implementation of greater efficiencies utilizing lean manufacturing principles in our production facilities continues to progress. We believe that the lower production costs realized by the full implementation of our more efficient manufacturing systems combined with a more favorable sales mix will serve to reduce costs while increasing gross margins.

OPERATING COSTS

Six Months Ended June 30, 2009 and 2008

(In thousands)

	2009	2008	Dollar Change
Selling and Marketing	$3,801	$4,432	$(631)
Research and Development	903	785	118
Equity-Based Compensation	511	1,715	(1,204)
Other General and Administrative	9,265	7,850	1,415

Selling, general and administrative expenses	14,480	14,782	(302)
Litigation and Cost of Investigations	1,162	3,688	(2,526)
Employment Tax Withholding Credit	—	(26,071)	26,071

Total Operating Costs	$15,642	$(7,601)	$23,243

Operating costs were $15.6 million or 14.2%, of net sales for the six months ended June 30, 2009 versus $(7.6) million or (12.5)% of net sales for the six months ended June 30, 2008. The increase in expenses for the six months ended June 30, 2009 of $23.2 million as compared to the six months ended June 30, 2008 was principally due to the following:

•

During the second quarter of 2008, the statute of limitations for the major portion on the 2004 employment tax withholding obligations expired. Accordingly, the charge and related liability originally recorded during 2004, totaling $26.1 million, was reversed during the second quarter of 2008.

•

Higher general and administrative expenses due to $3.0 million in restructuring charges in an effort to reduce overhead costs on a go-forward basis, of which $2.9 million was related to severance paid to former employees (including $2.7 million for General Ellis).

The increases were partially offset by:

•

Lower equity-based compensation expense. In the first six months of 2008 all employee options and Board of Directors deferred stock awards were being amortized in the financial statements. Due to a change in the majority of the Board of Directors of the Company in the third quarter of 2008, all of the options and deferred stock awards (except for deferred stock awards granted to executive management during 2008) became vested and any unrecognized compensation cost was reported as an immediate charge to earnings.

•

Lower general and administrative expenses due to a $0.5 million in credits associated with the negotiated reduction of fees for legal and other professional services, a reduction in salaries of approximately $0.5 million due to former executives and employees leaving the Company and not being replaced and other reductions in expenses mainly related to non-recurring professional fees which have been substantially reduced from the comparable prior period.

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

Interest income for the six months ended June 30, 2009 was approximately $0.9 million compared to $0.4 million interest expense for the same period in 2008. This change from the comparable period includes the $1.8 million in interest income from the income tax refund, as more fully discussed below, partially offset by increased interest expense attributable to increases in the contractual rate of interest reflected in amendments to the credit agreement as well as incremental amendment fees.

Our effective tax rate was 49.4% and 40.2% for the six months ended June 30, 2009 and 2008, respectively. The effective tax rate differs from the statutory rate primarily due to state income taxes and the accounting for uncertain tax positions.

SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the available evidence, both positive and negative for each respective tax jurisdiction, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At June 30, 2009, management has determined that a valuation allowance of $0 is necessary to reduce the deferred tax assets. We believe the positive evidence consisting of cumulative earnings exclusive of non-recurring charges, projected positive earnings for the next two years and the longevity of the net operating loss carry-forward are greater than the negative evidence of recent losses before non-recurring charges. Therefore, we believe it is more likely than not the net deferred tax assets will be realized and no valuation allowance is necessary.

We have reached a settlement with the Internal Revenue Service related to its examination of our U.S. Corporate Income Tax Returns for the tax years ended December 31, 2003 through 2007 resulting in a refund of $11.3 million that was received in the second quarter of 2009. As a result of the IRS settlement, $6.6 million of our FIN 48 reserves were reversed. $1.1 million of the decrease in the reserves was credited to provision for income taxes and impacted the effective tax rate, $4.5 million of the reversal relates to stock based compensation deductions for which the tax benefit was credited to additional paid-in capital. The remaining FIN 48 reserve liability of $4,737 was reduced to zero as a result of the IRS settlement on stock based compensation deductions. In addition, we recognized $1.8 million in interest income related to the final IRS settlement. We also settled our examination with the State of New York for the years 2002 through 2004 with no additional tax due.

The tax years 2003 to 2007 will remain open under the statute of limitations subject to examinations in the United States and 2002 to 2007 remain open to various state taxing jurisdictions.

THREE MONTHS ENDED JUNE 30, 2009, COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2008

ANALYSIS OF NET SALES

Three Months Ended June 30, 2009 and 2008

(In thousands)

	2009		2008		Dollar Change
Net sales
Military and Federal Government	$17,093	31.2%	$1,577	14.2%	$15,516
Domestic/Distributors	6,891	12.6%	7,648	69.0%	(757)
International	29,493	53.9%	651	5.9%	28,842
Sports and Health Products	1,313	2.4%	1,475	13.3%	(162)
Other	—	0.0%	(11)	-0.1%	11

Total	54,790	100.1%	11,340	102.3%	43,450
Less Discounts, Returns and Allowances	47	0.1%	255	2.3%	(208)

Net Sales	$54,743	100.0%	$11,085	100.0%	$43,658

For the three months ended June 30, 2009, our consolidated net sales were approximately $54.7 million, an increase from our consolidated net sales of $11.1 million for the three months ended June 30, 2008. Soft body armor products net sales increased from $9.9 million for the three months ended June 30, 2008 to $53.5 million for the three months ended June 30, 2009 due primarily to completing a military contract for Improved Outer Tactical Vests (IOTV’s) and other ballistic components.

For the three months ended June 30, 2009, Domestic/Distributor sales were $6.9 million, a decrease of 9.2% from the comparable prior year period of $7.6 million. This decrease was due to the Domestic/Distributor market’s anticipation of the upcoming change in NIJ standards for soft body armor as well as the economic downturn in the national economy, which had a direct impact on state and local governments’ spending.

For the three months ended June 30, 2009, International sales were $29.5 million compared to $0.7 million for the comparable period. This increase reflects the emphasis placed on expanding International sales to help reduce exposure to U.S. Government contract delays and diversify our sales mix.

For the three months ended June 30, 2009, Sports and Health Product sales were $1.3 million, a decrease of 13.3% from the comparable period due to the reallocation of the workforce to meet contracted delivery dates for other subsidiaries.

Gross profit for the quarter ended June 30, 2009 was approximately $4.4 million (8.0% of net sales), as compared to approximately $(0.3) million for the three months ended June 30, 2008 ((2.7)% of net sales). The increase in gross profit margin as a percentage of net sales is due primarily to the 2008 gross profit being impacted by lower volume as a result of delays in contract awards, constraints on price increases due to the competitive market and higher raw materials costs. Additionally during 2009, the implementation of greater efficiencies utilizing lean manufacturing principles in our production facilities continues to progress. The increase in gross profit was partially offset by (1) restructuring charges of $0.4 million related to the net present value of minimum lease payments for our closed Deerfield Beach facility, (2) inventory adjustments totaling $1.6 million as a result of identification of excess and obsolete inventory due to the execution of a restructuring plan which included reducing square footage of our operating facilities and maintaining the appropriate inventory levels on hand in accordance with planned sales, partially offset by $1.0 million recovered by the sale of such inventory and (3) an expense of $0.9 million due to materials not meeting required rigorous testing procedures. We believe that the lower production costs realized by the full implementation of our more efficient manufacturing systems combined with a more favorable sales mix will serve to reduce costs while increasing gross margins.

OPERATING COSTS

Three Months Ended June 30, 2009 and 2008

(In thousands)

	2009	2008	Dollar Change
Selling and Marketing	$2,132	$2,120	$12
Research and Development	481	376	105
Equity-Based Compensation	394	734	(340)
Other General and Administrative	5,651	3,102	2,549

Selling, general and administrative expenses	8,658	6,332	2,326
Litigation and Cost of Investigations	402	1,793	(1,391)
Employment Tax Withholding Credit	—	(26,059)	26,059

Total Operating Costs	$9,060	$(17,934)	$26,994

Operating costs were $9.1 million or 16.6%, of net sales for the three months ended June 30, 2009 versus $(17.9) million or (161.3)% of net sales for the three months ended June 30, 2008. The increase in expenses for the three months ended June 30, 2009 of $27.0 million as compared to the three months ended June 30, 2008 was principally due to the following:

•

During the second quarter of 2008, the statute of limitations for the major portion on the 2004 employment tax withholding obligations expired. Accordingly, the charge and related liability originally recorded during 2004, totaling $26.1 million, was reversed during the second quarter of 2008.

•

Higher general and administrative expenses due to $2.9 million in restructuring charges in an effort to reduce overhead costs on a go-forward basis, which was mainly related to severance paid to former employees (including $2.7 million for General Ellis).

The increases were partially offset by:

•

Lower equity-based compensation expense. In the first six months of 2008 all employee options and Board of Directors deferred stock awards were being amortized in the financial statements. Due to a change in the majority of the Board of Directors of the Company in the third quarter of 2008, all of the options and deferred stock awards (except for deferred stock awards granted to executive management during 2008) became vested and any unrecognized compensation cost was reported as an immediate charge to earnings.

•	Lower general and administrative expenses due to $0.5 million in credits associated with the negotiated reduction of fees for legal and other professional services.

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

Interest income for the three months ended June 30, 2009 was approximately $1.3 million compared to $0.2 million expense for the comparable period in 2008. This change from the comparable period includes the $1.8 million in interest income from the income tax refund as described in Note 7 Provision for Income Taxes to our Condensed Consolidated Financial Statements included in this Form 10Q, partially offset by increased interest expense attributable to increases in the contractual rate of interest reflected in amendments to the credit agreement as well as incremental amendment fees.

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

Liquidity and Capital Resources

Historically, we have relied on our existing Credit Facility, as amended, together with funds generated from operations to sustain working capital and projected capital expenditures. In 2009, we will continue to utilize our existing Credit Facility. As reflected in the financial statements included in this report, during the six months ended June 30, 2009, we experienced a net pre-tax loss of $7.6 million due primarily to (1) $3.6 million in restructuring charges in an effort to reduce operational and overhead costs on a go-forward basis in order to right size our organization to match anticipated sales in future periods, of which $3.2 million was related to severance paid to former employees (including $2.7 million for General Ellis) and $0.4 million which was related to the net present value of minimum lease payments for our closed Deerfield Beach facility, (2) inventory adjustments totaling $1.6 million as a result of identification of excess and obsolete inventory due to the execution of a restructuring plan which included reducing square footage of our operating facilities and maintaining the appropriate inventory levels on hand in accordance with planned sales, partially offset by $1.3 million recovered by the sale of such inventory and (3) an expense of $0.9 million due to materials not meeting required rigorous testing procedures. In addition, we continue to experience delays in U.S. military contract awards which delays have impacted the volume of our ballistic-resistant product sales and negatively impacted our operating results. Given the current market conditions and our significant reliance on our availability under our existing Credit Facility, there is a possibility that we will be unable to access the capital markets for debt or equity financing in order to provide additional working capital if required. To address this, the Company is taking a number of actions to create additional liquidity. We are employing cash enhancing measures by implementing manufacturing efficiencies to improve productivity, working closely with our vendors and customers and taking cost cutting action such as the closing of our Deerfield Beach and Washington, DC facilities and the eventual closing of the Oakland Park, Florida, manufacturing facility. We also intend to pursue contracting opportunities in accordance with our strategic plan. As of June 30, 2009, our working capital was approximately $8.4 million, compared to $20.2 million as of December 31, 2008. The decrease in working capital is mainly attributable to a reduction in on-hand inventories, accounts receivable and income taxes receivable. In addition, there was a decrease in our revolving line of credit and term loan as well as accounts payable and accrued expenses due to the receipt of our income tax refund.

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

The accounts receivable days outstanding increased to 35 days at June 30, 2009, compared to 31 days at December 31, 2008. This increase is primarily due to a decrease in military receivables as a percentage of our total receivable base. Military receivables typically have a faster payment cycle than commercial receivables.

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

We entered into a Credit Facility with our lender in 2007. The Credit Facility currently provides for a $30 million revolving credit line available to our subsidiaries, jointly and severally, that matures in April 2010, bearing interest at the base rate plus 3.5% or, at our option, LIBOR plus 4.5% and has an effective interest rate of 6.75% as of June 30, 2009. Borrowings are available in the form of advances or letters of credit granted or issued against a percentage of our subsidiaries’ eligible accounts receivable and eligible inventory. In accordance with the terms of our Credit Facility, we revised the financial covenants to include (1) minimum net worth, (2) fixed charge coverage ratio, (3) minimum consolidated earnings before interest, taxes, depreciation, amortization, non-cash compensation and (4) maximum capital expenditures, all as defined. The revolving credit line is secured by substantially all of our assets.

On October 31, 2008, we entered into an amendment to the Credit Facility with our lender. That amendment provided for the lender to loan us an additional $10 million as a term loan for a three month period. The maturity date of this term loan was initially extended to April 30, 2009; then May 29, 2009; and then August 30, 2009. The term loan provides for scheduled reductions of $1.5 million on June 30, 2009 and July 31, 2009. We made both scheduled payments. The term loan bears interest at the base rate plus 2.0%. The structure of this amendment, which allowed a substantial portion of the proceeds of the term loan to be used to pay down the balance on the revolving portion of the Credit Facility, effectively increased our borrowing capacity under the revolving portion of our Credit Facility to support our projected short-term working capital needs for manufacturing our current backlog and other orders. A third party provided a guarantee in support of the term loan. Although we believe we will be able to repay the term loan on a timely basis, no assurances can be given that we will have sufficient funds to do so on the maturity date or alternatively be able to further extend the term of the term loan.

The carrying amount of the term loan was $8.5 million as of June 30, 2009 and approximated fair value due to the variable interest rate, which is based on current market rates. The carrying amount of long-term debt was $10.0 million as of December 31, 2008 and approximated fair value due to the variable interest rate.

On November 12, 2008, we and our lender further amended the Credit Facility. Under the terms of that amendment, we were relieved of having to meet certain of the aforementioned financial covenants as long as availability under the Credit Facility (as defined) was in excess of $4.0 million for each of the months ending September 30, 2008, October 31, 2008 and November 30, 2008.

On March 16, 2009, we entered into a further amendment to the Credit Facility with our lender. That amendment (i) waived existing financial covenant defaults as of December 31, 2008 (ii) reset financial covenants for periods subsequent to December 31, 2008 (iii) while the total Credit Facility remained at $45 million ($35 million revolving credit line and $10 million term loan) the amendment reduced the inventory sub-limit from $17.5 million to $14.5 million on the earlier of the receipt of the income tax refund in an amount of at least $11 million or May 15, 2009 (iv) approved a structured over-advance of $1.4 million with scheduled reductions to accommodate the December 31, 2008 inventory impairment charges and (v) changed the interest rate on the revolving credit line to base rate plus 3.5% or LIBOR plus 4.5% and term loan borrowings to base rate plus 2.0%.

On May 18, 2009, we entered into a further amendment to the Credit Facility with our lender. That amendment (i) waived existing financial covenant defaults as of March 31, 2009 (ii) eliminated the requirement for bank consent to changes in management (iii) eliminated the EBITDA and Net Worth covenants for April 30, 2009 and May 31, 2009 (iv) reduced the revolving credit facility from $35 million to $30 million (v) established a $3.0 million availability block, which block amount was increased by 75% of the amount of the income tax refund received, of which $11.3 million was received by the Company in June 2009 (vi) charged an amendment fee of $75,000 (vii) increased the unused line fee to 1.5% and (viii) required us to submit a restructuring plan to the lender by June 30, 2009, which plan has been provided to the lender.

On August 3, 2009 we entered into a further amendment to the Credit Facility with our lender. That amendment eliminated the EBITDA and Net Worth covenants for June 30, 2009.

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

The Credit Facility governing our financing contains representations, warranties and covenants that, among other things, limit our ability to: (1) incur additional indebtedness; (2) incur liens; (3) pay dividends or make other restricted payments; (4) make certain investments; (5) sell or make certain dispositions of assets or engage in sale and leaseback transactions; (6) engage in certain business activities; (7) engage in mergers, acquisitions or consolidations; and (8) enter into certain contractual obligations. In addition, the Credit Facility contains customary financial covenants with which we must comply on a monthly basis. The Credit Facility also contains financial covenants with which we must comply on a periodic basis. We were not in compliance with certain financial covenants of the Credit Facility at March 31, 2009 and obtained a waiver from our lender. See Note 3—Debt to our Condensed Consolidated Financial Statements included in this Form 10-Q for further explanation of amendments to our Credit Facility.

In the event of default under the terms of our Credit Facility, we may be required to negotiate changes to our financial covenants with, or to obtain waivers of certain of these covenants from the lender or to negotiate replacement financing arrangements with one or more other financial institutions. If such actions become necessary, we believe that we will be able to negotiate such changes, waivers and/or replacement financings, but no assurance can be given that we will be successful or as to the terms of any such arrangements. At June 30, 2009, we had $10.8 million (which includes an $8.5 million balance on the term loan) outstanding under our Credit Facility, as more fully described in Note 3—Debt to our Condensed Consolidated Financial Statements in the quarterly financial statements included in this Quarterly Report on Form 10-Q. Additionally, as of October 31, 2008, as more fully described in Note 3—Debt to our Condensed Consolidated Financial Statements in the quarterly financial statements included in this Quarterly Report on Form 10-Q, the Company has a 90-day term loan for $10 million ($8.5 million as of June 30, 2009). The maturity date of this term loan was initially extended to April 30, 2009; then May 29, 2009; and then August 30, 2009. The term loan provides for scheduled reductions of $1.5 million on June 30, 2009 and July 30, 2009. The Company made both scheduled payments. Although we believe we will be able to repay the term loan on a timely basis, no assurances can be given that we will have sufficient funds to do so on the maturity date or alternatively be able to further extend the term of the term loan.

In March 2008, the partner to Lifestone Materials, LLC (“Lifestone”) sold property and equipment to Lifestone in exchange for a $2.5 million note payable. An additional $0.5 million was advanced to Lifestone during 2008. The note payable balance as of June 30, 2009 was $3.0 million in our Condensed Consolidated Balance Sheet. This loan bears interest at the prime rate plus .25%. Principal and interest are repaid on a quarterly basis from Lifestone’s available cash as determined by Lifestone’s partners.

Our capital expenditures for the six months ended June 30, 2009 were approximately $0.8 million, compared to $3.2 million (which includes $2.5 million of property and equipment acquired through the Lifestone joint venture) for the six months ended June 30, 2008. Our capital budget is intended to replace fixed asset equipment as needed and to take advantage of technological improvements that would improve productivity. Beginning in the second quarter of 2007, we increased capital expenditures to improve our systems for inventory control, manufacturing and accounting processes. These expenditures will continue in subsequent periods. We anticipate our capital expenditures for fiscal year 2009 to be approximately $1.2 million.

We believe that our existing revolving credit line under the Credit Facility, together with funds generated from operations will be adequate to sustain our operations, including anticipated capital expenditures, for the foreseeable future. There can be no assurance that we will be able to obtain further increases in our credit line if needed. We may be required to explore other potential sources of financing (including the issuance of equity securities and, subject to the consent of our lender, other debt financing) if we experience escalating demands for our products or if we experience a slowdown in sales. However, there can be no assurance that such sources will be available or, if available, will provide terms satisfactory to us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not issue or invest in financial instruments or their derivatives for trading or speculative purposes. Our market risk is limited to fluctuations in interest rates pertaining to our borrowings under our $38.5 million Credit Facility ($30.0 million revolving credit line and $8.5 million term loan). We therefore are exposed to market risk from changes in interest rates on funded debt. We can borrow at the base rate plus 3.5% or LIBOR plus 4.5% on the revolving credit line and the term loan bears interest at the base rate plus 2.0%. Any increase in these rates could adversely affect our interest expense. The extent of market rate risk associated with fluctuations in interest rates is not quantifiable or predictable because of the volatility of future interest rates and business financing requirements. We use no derivative products to hedge or mitigate interest rate risk.

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

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of June 30, 2009. Our principal executive and financial officers supervised and participated in the evaluation. Based on the evaluation, and in light of not having any deficiencies in internal control over financial reporting, as of December 31, 2008, described within the 2008 Annual Report on Form 10-K, our principal executive and financial officers each concluded that, as of June 30, 2009, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) form and rules.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We refer to Item 3 of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, for a description of legal proceedings outstanding at the time of the filing of that report as to which any material developments that occurred during the three months ended June 30, 2009 are described below.

Securities Class Action and Shareholder Derivative Action

We refer to Item 3 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2008, for a discussion of the securities class action and shareholder derivative action lawsuits filed against us and certain of our directors and officers.

The securities class action settlement is final except insofar as the derivative action settlement could affect it. One party has appealed the derivative action settlement. The Commercial Litigation Division is not an appealing party, but is expected to file a court brief in objection to the settlement.

The grounds for the appeal and the issue expected to also be raised by the commercial Litigation Division is that the settlement terms involve an indemnification of Mr. Brooks by us. The appellant has argued that the SEC is expected to take action against Mr. Brooks that, if successful, would force him and others to pay money back to us under the Sarbanes Oxley Act. The appellant has alleged that the amount sought by the SEC could be as much as $180 million. Meanwhile, the settlement agreement has a provision by which we have agreed to indemnify Mr. Brooks for any amounts he is ordered to pay back to us. In essence, if Mr. Brooks is ordered to by the SEC to pay money back to us the money will move in a circle and will leave both Mr. Brooks and us in the same position they were in.

In the event the Settlement is not finally approved, the Settlement Fund will be released from escrow as follows:

Mr. Brooks may exercise a Sale Back Option whereby we would have to buy back some or all of the stock he purchased at the Per Share Purchase Price, which totals approximately $14.8 million. The money for this stock buyback would come from the funds escrowed for the Settlement. We have no obligation to pay Mr. Brooks this amount unless and until he exercises the option and the settlement funds are released from escrow. Mr. Brooks has 90 days from the date that the settlement is rejected to exercise the option.

As for the Warrants, we must pay Mr. Brooks the difference between the exercise price of the warrants under his original Warrant Agreement and the elevated exercise price for his warrants that he paid to fund the Settlement. This is approximately $4.5 million. The money for this would come from the funds escrowed for the Settlement. We have no obligation to pay Mr. Brooks this amount until the funds are released from escrow.

The remaining balance of the escrowed funds will be paid to us. Thus, in the event of a total unwinding in which Mr. Brooks is cashed out, we will receive approximately $15.9 million consisting of the $3.0 million balance remaining from the stock transactions and $12.9 million of insurance proceeds. These insurance proceeds would be required to be used in any future litigation relating to the Derivative and Class Action claims, and the insurers would have no further obligations to us or rights to the money.

Under the various agreements, Escrow has already distributed approximately $8.7 million to Lead Plaintiffs’ counsel in the Class Action. In the event the Settlement is not finally approved, then within five days upon receiving notice from us or Mr. Brooks, Lead Plaintiffs’ Counsel is required to refund the fees and expenses previously paid, plus accrued interest.

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

Galls Indemnification Claim

Galls, an Aramark Company, LLC (“Galls”) is one of our distributors that previously purchased body armor containing Zylon from us (the “body armor”). Our contract with Galls that governed the sales of the body armor included language regarding indemnification under certain circumstances. We understand that Galls has been cooperating in the Department of Justice’s (“DOJ”) False Claims Act investigation regarding all body armor sold that contained Zylon. Galls has also allegedly been informed that the DOJ may assert civil claims against Galls relating to Galls’ sale of body armor products containing Zylon. On or about May 4, 2009, we received, by way of submission of an online filing form, a demand from Galls seeking arbitration of a claim alleging entitlement to indemnification with respect to Galls’ legal fees associated with the DOJ investigation as well as any civil liability that it may ultimately be found to have regarding the body armor. The claim amount is alleged to be in excess of $400,000 and they claim they may sustain future damages in an unspecified amount. The company is vigorously defending itself and believes the claims are without merit. We have filed a Motion to Dismiss all claims and that Motion is pending.

Item 1A.	RISK FACTORS

Set out below are material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

We are a defendant in a securities class and a shareholder derivative action.

The securities class action settlement is final except insofar as the derivative action settlement could affect it. One party has objected to and appealed the derivative class action settlement.

In the event the Settlement is not finally approved, the Settlement Fund will be released from escrow as follows:

Mr. Brooks may exercise a Sale Back Option whereby we would have to buy back some or all of the stock he purchased at the Per Share Purchase Price, which totals approximately $14.8 million. The money for this stock buyback would come from the funds escrowed for the Settlement. We have no obligation to pay Mr. Brooks this amount unless and until he exercises the option and the settlement funds are released from escrow. Mr. Brooks has 90 days from the date that the settlement is rejected to exercise the option.

As for the Warrants, we must pay Mr. Brooks the difference between the exercise price of the warrants under his original Warrant Agreement and the elevated exercise price for his warrants that he paid to fund the Settlement. This is approximately $4.5 million. The money for this would come from the funds escrowed for the Settlement. We have no obligation to pay Mr. Brooks this amount until the funds are released from escrow.

The remaining balance of the escrowed funds will be paid to us. Thus, in the event of a total unwinding in which Mr. Brooks is cashed out, we will receive approximately $15.9 million consisting of the $3.0 million balance remaining from the stock transactions and $12.9 million of insurance proceeds. These insurance proceeds would be required to be used in any future litigation relating to the Derivative and Class Action claims, and the insurers would have no further obligations to us or rights to the money.

Under the various agreements, Escrow has already distributed approximately $8.7 million to Lead Plaintiffs’ counsel in the Class Action. In the event the Settlement is not finally approved, then within five days upon receiving notice from us or Mr. Brooks, Lead Plaintiffs’ Counsel is required to refund the fees and expenses previously paid, plus accrued interest.

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

With respect to the advancement of expenses sought by Mr. Brooks, the former CEO, we have contended that we are no longer obligated to advance such expenses based on the conduct of Mr. Brooks in transferring assets out of the United States. Mr. Brooks has initiated litigation in the Chancery Court for the State of Delaware seeking a declaration that he is entitled to continued advancement, in response to which we have filed an answer denying his right to advancement. In addition, we have initiated litigation in the United States District Court for the Eastern District of New York contending that he has forfeited his rights to advancement. The action we commenced in the Eastern District of New York has been stayed in light of Mr. Brooks’ Delaware action. In the Delaware action, we sought discovery of information from Mr. Brooks, which he has resisted in light of his ongoing criminal prosecution. Mr. Brooks has indicated that he intends to dismiss his Delaware action against us without prejudice, which means that he would retain whatever right he may have to reinstitute his claim at a later date. We cannot predict the outcome of such litigation.

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

In the event of default under the terms of our Credit Facility, we may be required to negotiate changes to our financial covenants with, or to obtain waivers of certain of these covenants from, the lender or to negotiate replacement financing arrangements with one or more other financial institutions. If such actions become necessary, we believe that we will be able to negotiate such changes, waivers and/or replacement financings, but no assurance can be given that we will be successful or as to the terms of any such arrangements. At June 30, 2009, we had $10.8 million (which includes an $8.5 million balance on the term loan) outstanding under our Credit Facility, as more fully described in Note 3—Debt to our Condensed Consolidated Financial Statements in the quarterly financial statements included in this Quarterly Report on Form 10-Q. As of October 31, 2008, as more fully described in Note 3—Debt to our Condensed Consolidated Financial Statements in the quarterly financial statements included in this Quarterly Report on Form 10-Q, the Company has a 90-day term loan for $10 million ($8.5 million as of June 30, 2009). The maturity date of this term loan was initially extended to April 30, 2009; then May 29, 2009; and then August 30, 2009. The term loan provides for scheduled reductions of $1.5 million on June 30, 2009 and July 30, 2009. The Company made both scheduled payments. Although we believe we will be able to repay the term loan on a timely basis, no assurances can be given that we will have sufficient funds to do so on the maturity date or alternatively be able to further extend the term of the term loan.

Recent and future economic conditions, including turmoil in the financial and credits markets, may adversely affect our business.

Recent economic conditions may adversely affect our business, our customers, our financing and other contractual arrangements. In addition, conditions may remain depressed in the future or may be subject to further deterioration. Recent or future developments in the U.S. and global economies may lead to a reduction in spending on the products we provide, which could have an adverse impact on sales of our products.

Tightening of the credit markets and recent or future turmoil in the financial markets could also make it more difficult for us to refinance our existing indebtedness (if necessary), to enter into agreements for new indebtedness or to obtain funding through the issuance of our securities. Specifically, the tightening of the credit markets and turmoil in the financial markets could make it more difficult or impossible for us to refinance or renew our existing credit facility when it expires in April 2010.

Worsening economic conditions could also result in difficulties for financial institutions (including bank failures) and other parties we may do business with, which could potentially impair our ability to access financing under existing arrangements or to otherwise recover amounts as they become due under our other contractual arrangements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit	Description
10.2	Thirteenth Amendment to Loan and Security Agreement, dated July 30, 2009, with Bank of America N.A.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POINT BLANK SOLUTIONS, INC.

Dated August 10, 2009	/s/ James R. Henderson
President and Acting Chief Executive Officer (Principal Executive Officer)

Dated August 10, 2009	/s/ Michelle Doery
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit	Description
10.2	Thirteenth Amendment to Loan and Security Agreement, dated July 30, 2009, with Bank of America N.A.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.