Form 10-Q
period 2009-09-30
POINT BLANK SOLUTIONS, INC.
filed 2009-11-09
CIK 899166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

As of November 6, 2009, 51,843,057 shares of the Registrant’s common stock at $0.001 par value were outstanding.

POINT BLANK SOLUTIONS, INC.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS

Current assets:
Cash	$6,878	$1,707
Accounts receivable, less allowance for doubtful accounts of $849 and $279, respectively	7,246	33,620
Inventories, net	12,729	38,700
Income tax receivables	208	11,951
Deferred income taxes	17,669	14,829
Prepaid expenses and other current assets	2,303	2,782

Total current assets	47,033	103,589

Property and equipment, net	10,373	10,742

Other assets:
Deferred income taxes	10,506	10,931
Deposits and other assets	96	113

Total other assets	10,602	11,044

Total assets	$68,008	$125,375

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$-	$29,207
Term Loan	6,000	10,000
Note payable	2,973	2,950
Income taxes payable	-	285
Accounts payable	10,310	23,310
Accrued expenses and other current liabilities	9,148	4,927
Reserve for class action settlement	4,172	4,172
Vest replacement program obligation	403	410
Employment tax withholding obligation	6,633	8,154

Total current liabilities	39,639	83,415

Long term liabilities:
Unrecognized tax benefits	-	11,239
Other liabilities	385	418

Total long term liabilities	385	11,657

Total liabilities	40,024	95,072

Commitments and contingencies
Contingently redeemable common stock (related party)	19,326	19,326
Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 51,843,057 shares and 51,446,585 shares issued and outstanding, respectively	49	48
Additional paid in capital	94,828	89,673
Accumulated deficit	(87,220)	(79,155)

Total Point Blank Solutions, Inc. stockholders’ equity	7,657	10,566
Noncontrolling interests	1,001	411

Total stockholders’ equity	8,658	10,977

Total liabilities and stockholders’ equity	$68,008	$125,375

See accompanying notes to condensed consolidated financial statements.

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Net sales	$19,892	$30,327	$129,486	$91,314
Cost of goods sold	20,050	26,973	122,739	79,508

Gross (deficit) profit	(158)	3,354	6,747	11,806

Selling, general and administrative expenses	6,049	9,936	20,809	24,716
Litigation and cost of investigations	585	2,531	1,747	6,220
Employment tax withholding charge (credit)	-	37	(279)	(26,034)

Total operating costs	6,634	12,504	22,277	4,902

Operating (loss) income	(6,792)	(9,150)	(15,530)	6,904

Interest (income) expense, net	(240)	281	(1,160)	674
Other income, net	(4)	(1)	(226)	(216)

Total other (income) expense	(244)	280	(1,386)	458

(Loss) income before income tax (benefit) expense	(6,548)	(9,430)	(14,144)	6,446
Income tax (benefit) expense	(2,501)	(3,359)	(6,669)	3,134

Net (loss) income	(4,047)	(6,071)	(7,475)	3,312
Net (loss) income attributable to noncontrolling interests	(236)	(302)	590	(564)

Net (loss) income attributable to Point Blank Solutions, Inc.	$(3,811)	$(5,769)	$(8,065)	$3,876

Basic and diluted (loss) earnings per common share	$(0.08)	$(0.12)	$(0.17)	$0.08

Basic and diluted (loss) earnings per contingently redeemable share	$(0.07)	$(0.12)	$(0.16)	$0.08

See accompanying notes to condensed consolidated financial statements.

POINT BLANK SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the Nine Months Ended September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(7,475)	$3,312
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,669	940
Amortization of deferred financing costs	88	88
Deferred income tax (benefit) expense	(9,163)	3,148
Equity-based compensation	664	5,056
Changes in assets and liabilities:
Accounts receivable	26,374	10,359
Inventories	25,971	(5,756)
Income tax receivable	11,743	8,213
Prepaid expenses and other current assets	391	200
Deposits and other assets	17	(37)
Accounts payable	(13,000)	2,666
Accrued expenses and other current liabilities	4,221	426
Vest replacement program obligation	(7)	(110)
Income taxes payable	(285)	-
Unrecognized tax benefits	-	(74)
Employment tax withholding obligation	(1,521)	(26,022)
Other liabilities	(33)	(104)

Net cash provided by operating activities	39,654	2,305

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	-	4
Purchases of property and equipment	(1,277)	(3,553)

Net cash used in investing activities	(1,277)	(3,549)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	-	(426)
Contribution from minority owners	-	250
Loan to minority owners	-	200
Net (repayments) proceeds from credit facility	(33,207)	1,252
Net proceeds from the issuance of stock options	1	-
Net proceeds from exercise of stock warrants	-	28

Net cash (used in) provided by financing activities	(33,206)	1,304

Net increase in cash and cash equivalents	5,171	60

Cash at beginning of year	1,707	213

Cash at end of period	$6,878	$273

Supplemental cash flow information:
Property and equipment acquired by issuing a note payable	$23	$2,500

See accompanying notes to condensed consolidated financial statements.

POINT BLANK SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 1. BASIS OF PRESENTATION

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Point Blank Solutions, Inc. (“Point Blank”) and its subsidiaries (collectively, “PBSI” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The unaudited financial statements include all adjustments, consisting only of normal and recurring adjustments, which, in the opinion of management, were necessary for a fair presentation of financial condition, results of operations and cash flows for such periods presented. The results of operations for the interim periods are not necessarily indicative of the results for any other interim periods or for an entire year.

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Point Blank and its subsidiaries, Point Blank Body Armor, Inc., Protective Apparel Corporation of America and Life Wear Technologies, Inc. All subsidiaries are wholly owned with the exception of a 0.65% interest in Point Blank Body Armor, Inc. held by a third party. The accounts of Lifestone Materials, LLC (“Lifestone”) are also included in the accompanying condensed consolidated financial statements. Point Blank has a 50% interest and is the primary beneficiary of Lifestone (See Note 8). All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The Company has prepared the unaudited condensed consolidated financial statements in conformity with GAAP. Such preparation requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates based upon future events. The Company evaluates the estimates on an ongoing basis. In particular, the Company regularly evaluates estimates related to recoverability of accounts receivable and inventory, and accrued liabilities and the realization of deferred tax assets. The estimates are based on historical experience and on various other specific assumptions that the Company believes to be reasonable. Actual results could differ from those estimates based upon future events.

Reclassifications

Certain amounts in the prior year have been reclassified to conform to the current year presentation.

Subsequent Events

The Company has evaluated subsequent events through November 9, 2009, the filing date of this Form 10-Q with the SEC.

Fair Value Measurements

The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable, notes payable and debt. The carrying value of cash, accounts receivable and accounts payable approximates their fair market values due to their short-term nature. The Company believes that the carrying value of its outstanding notes payable and debt approximates fair value.

Recent Accounting Pronouncements

Adoption of New Accounting Standards

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). This statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued. The Company adopted SFAS 165 during the second quarter of 2009. The Company’s adoption of SFAS 165 did not have a material effect on the Company’s financial statements, financial position, or results of operations.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification’ (TM) (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles—A Replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the Codification as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168 and the Codification became effective for financial statements issued for interim and annual periods ending after September 15, 2009. As the Codification was not intended to change or alter existing GAAP, its adoption did not have a material effect on the Company’s financial statements, financial position or results of operations.

New Accounting Standards Not Yet Adopted

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). This statement modifies the way in which a primary beneficiary of a variable interest entity is determined. It is expected that a greater number of variable interest entities will be consolidated following the adoption of SFAS 167. SFAS 167 also expands the disclosures required around significant interests held by a reporting entity in a variable interest entity. SFAS 167 will become effective for the Company on January 1, 2010. The Company is currently evaluating the potential effects of the adoption of SFAS 167 on the Company’s financial statements, financial position and results of operations.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value”. This ASU provides guidance on how to measure the fair value of liabilities, including an entity’s own debt obligations, when such measurements are required by other U.S. GAAP (e.g., following a business combination). The ASU will become effective for the Company in the fourth quarter of 2009. It is not expected that the adoption of this ASU will have a material effect on the Company’s financial statements, financial position or results of operations.

In September 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). This ASU amends the existing guidance in U.S. GAAP for determining when individual deliverables in a multiple element arrangement can be accounted for separately. It also provides a different mechanism for allocating arrangement consideration across separable elements. The ASU becomes effective for the Company on January 1, 2011; however, early adoption is permitted as of January 1, 2010. The Company is evaluating this election and the potential effects of the adoption of ASU 2009-13 on the Company’s financial statements, financial position and results of operations.

Note 2. INVENTORIES

The components of inventories as of September 30, 2009 and December 31, 2008 are as follows (in thousands):

	September 30, 2009	December 31, 2008
Raw materials	$7,205	$24,799
Work in process	432	90
Finished goods	5,092	13,811

Total	$12,729	$38,700

Note 3. DEBT

Credit Facility

The Company and its subsidiaries entered into an Amended and Restated Loan and Security Agreement with its lender in 2007 (the “Credit Facility”). The Credit Facility is available to the Company’s subsidiaries (the “Borrowers”), jointly and severally, and currently provides for (i) a revolving credit line allowing maximum borrowings of $15,000 through January 29, 2010, $10,000 from January 30, 2010 to February 11, 2010, and $5,000 from February 12, 2010 to April 3, 2010 (the “Revolving Loan”), and (ii) a $10,000 term loan (the “Term Loan”). Borrowings under the Revolving Loan are available in the form of advances or letters of credit granted or issued against a percentage of the Borrowers’ eligible accounts receivable and eligible inventory. Borrowings under the Revolving Loan and the Term Loan bear interest at the base rate plus 3.25%, for an effective interest rate of 5.25% as of September 30, 2009. The Revolving Loan and the Term Loan mature, and the Credit Facility expires, in April 2010.

At September 30 2009, there was no indebtedness outstanding under the Revolving Loan and $6,000 principal amount of indebtedness outstanding under the Term Loan.

The Credit Facility contains representations, warranties and covenants that, among other things, limit the Borrowers’ ability to (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make other restricted payments, (iv) make certain investments; (v) sell or make certain dispositions of assets or engage in sale and leaseback transactions, (vi) engage in certain business activities, (vii) engage in mergers, acquisitions or consolidations, and (viii) enter into certain contractual obligations. The Credit Facility also contains financial covenants that the Borrowers must comply with on a periodic basis, including but not limited to maximum capital expenditure, minimum consolidated earnings before interest, taxes, depreciation, amortization, non-cash compensation (“EBITDA”), minimum net worth and minimum availability requirements.

The Borrowers complied with the minimum net worth and maximum capital expenditure covenants under the Credit Facility for the period ended September 30, 2009. However, if the Borrowers are unable to meet their financial covenants or other obligations under the Credit Facility going forward, the Borrowers may need to obtain waivers under and/or enter into amendments to the Credit Facility in order to permit continued compliance with the terms of the Credit Facility. No assurance can be given that the Borrowers will be successful in obtaining such waivers under and/or entering into such amendments to the Credit Facility. If the Borrowers fail to comply with the terms of the Credit Facility, the lender could declare the Borrowers in default, among other possible courses of action.

The Credit Facility is collateralized by substantially all of the Company’s assets. The Term Loan also is supported by a third party guarantee (the “Guarantee”). In connection with the Guarantee, the Borrowers and the Parent Company executed a subordinated note (the “Subordinated Note”) for the benefit of the guarantor in the amount of the lesser of (i) $10,000, or (ii) such amount as may be advanced by the guarantor to our lender on behalf of the Borrowers and the Company to satisfy their obligations under the Term Loan. The Subordinated Note grants to the guarantor a junior subordinated security interest in specified assets of the Borrowers and the Company for the purpose of securing the payment and performance of the Subordinated Note.

The carrying amount of the Term Loan was $6,000 and $10,000 at September 30, 2009 and December 31, 2008, respectively, and approximates fair value due to the variable interest rate, which is based on current market rates. Certain recent amendments to the Credit Facility are described below:

•

On July 30, 2009, the Company and the Borrowers entered into an amendment to the Credit Facility pursuant to which, among other things, the lender agreed not to test the Borrowers’ compliance with the minimum net worth and minimum EBITDA financial covenants under the Credit Facility for the period ended June 30, 2009.

•

On August 31, 2009, the Company and the Borrowers entered into an amendment to the Credit Facility pursuant to which, among other things, (i) the lender required that the Borrowers make two payments of $500 towards the principal amount of the Term Loan, (ii) the lender agreed not to test compliance with the minimum net worth and minimum EBITDA financial covenants under the Credit Facility for the period ended July 31, 2009, (iii) the lender extended the maturity date of the Term Loan to October 30, 2009, and (iii) the Borrowers agreed they would not have the right to access the Revolving Loan through the close of business on September 30, 2009. In connection with the amendment, the Borrowers paid the lender an amendment fee of $50.

•

On September 30, 2009, the Company and the Borrowers entered into an amendment to the Credit Facility pursuant to which, among other things, (i) the lender agreed not to test compliance with the minimum net worth and minimum EBITDA financial covenants under the Credit Facility for the period ended August 31, 2009, and (ii) the Borrowers agreed to extended the period during which they would not have the right to access the Revolving Loan to November 15, 2009.

•

On October 29, 2009, the Company and the Borrowers entered into an amendment to the Credit Facility pursuant to which the lender agreed to, among other things, (i) permit the Borrowers to resume borrowing under the Revolving Loan, which was amended to provide for maximum borrowings of $15,000 through January 29, 2010, $10,000 from January 30, 2010 to February 11, 2010, and $5,000 from February 12, 2010 to April 3, 2010, its maturity date, and (ii) increase borrowings under the Term Loan from $6,000 to $10,000 and extend its maturity date to April 3, 2010. The amendment also, among other things, (i) restated the Borrowers’ financial covenants under the Credit Facility, and (ii) increased the interest rate on the Revolving Loan and the Term Loan to the base rate plus 4.00%. In connection with the amendment, the Borrowers paid the lender an amendment fee of $200, and will be obligated to pay the lender an additional $150 fee if certain conditions are not met by the Borrowers and the Credit Facility is not terminated prior to January 31, 2010.

Note Payable

In March 2008, the partner to Lifestone Materials, LLC (“Lifestone, See Note 8”) sold property and equipment to Lifestone in exchange for a $2,500 note payable. An additional $450 was advanced to Lifestone during 2008. The note payable balance as of September 30, 2009 was $2,950 and is recorded in the Company’s Condensed Consolidated Balance Sheet. This loan bears interest at the prime rate plus 0.25%. Principal and interest are repaid on a quarterly basis from Lifestone’s available cash as determined by Lifestone’s partners.

Note 4. COMMITMENTS AND CONTINGENCIES

The Company refers to Item 3 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2008 for disclosures of legal proceedings. Information regarding commitments and contingencies should be read in conjunction with the audited consolidated financial statements and notes to those financial statements included in that Form 10-K.

SEC Investigation

We are subject to ongoing investigations by the SEC and the U.S. Attorney’s Office for the Eastern District of New York into alleged violations of federal securities laws stemming from accounting irregularities and disclosure issues from 2003 through 2005. On August 24, 2009, we received a “Wells Notice” from the SEC in connection with its investigation. The Wells Notice informed us that the SEC’s regional staff office conducting the investigation (the “Staff”) has made a preliminary determination to recommend that the SEC bring a civil injunctive action against us for possible violations of Sections 10(b), 13(a), 13(b)(2)(A), 13(b)(2)(B) and 14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rules 10b-5, 12b-20, 13a-1, 13a-11, 13a-13 and 14a-9 thereunder. The recommended action would seek a permanent injunction and a civil penalty.

Under a process established by the SEC, we have the opportunity to submit to the Staff any reasons of law, policy or fact why we believe that the civil action should not be brought (a “Wells Submission”) before the Staff makes its formal recommendation to the SEC regarding what action, if any, should be brought against us. We are considering making a Wells Submission and will continue to cooperate with the SEC’s investigation, but there can be no assurance that the SEC will decide not to bring an action against the Company.

We believe that the investigation by the U.S. Attorney’s Office is completed now that a grand jury has brought an indictment against Ms. Schlegel and Ms. Hatfield, and a superseding indictment against Mr. Brooks and Ms. Hatfield. The Company cooperated in such investigation and continues to cooperate with the U.S. Attorney’s Office as it prepares for the criminal trials of Brooks and Hatfield, which are scheduled to proceed in January 2010. The Company has been engaged in ongoing discussions with the U.S. Attorney’s Office concerning a potential non-prosecution agreement for the Company.

Securities Class Action and Shareholder Derivative Action

The securities class action settlement is final except insofar as the derivative action settlement could affect it. One party has appealed the derivative action settlement. The Commercial Litigation Division is not an appealing party, but has filed a court brief in objection to the settlement.

The grounds for the appeal and the issue raised by the Commercial Litigation Division is that the settlement terms involve an indemnification of Mr. Brooks by the Company. The appellant has argued that the SEC is expected to take action against Mr. Brooks that, if successful, would force him and others to pay money back to the Company under the Sarbanes Oxley Act. The appellant has alleged that the amount sought by the SEC could be as much as $180,000. Meanwhile, the settlement agreement has a provision by which the Company has agreed to indemnify Mr. Brooks for any amounts he is ordered to pay back to the Company. In essence, if Mr. Brooks is ordered by the SEC to pay money back to the Company, the money will move in a circle and will leave both Mr. Brooks and the Company in the same position they were in.

In the event the settlement is not finally approved, the settlement fund will be released from escrow as follows:

Mr. Brooks may exercise a sale back option, whereby the Company would have to buy back some or all of the stock he purchased at the per share purchase price, which totals approximately $14,825. The money for this stock buyback would come from the funds escrowed for the settlement. The Company has no obligation to pay Mr. Brooks this amount unless and until he exercises the option and the settlement funds are released from escrow. Mr. Brooks has 90 days from the date that the settlement is rejected to exercise the option.

As for the warrants Mr. Brooks exercised to partially fund the settlement, the Company must pay Mr. Brooks the difference between the exercise price of the warrants under his original warrant agreement and the elevated exercise price for his warrants that he exercised to fund the settlement. This is approximately $4,500. The money for this would come from the funds escrowed for the settlement. The Company has no obligation to pay Mr. Brooks this amount until the funds are released from escrow.

The remaining balance of the escrowed funds will be paid to the Company. Thus, in the event of a total unwinding in which Mr. Brooks is cashed out, the Company will receive approximately $15,875 consisting of the $3,000 balance remaining from the stock transactions and $12,875 of insurance proceeds. These insurance proceeds would be required to be used in any future litigation relating to the derivative and class action claims, and the insurers would have no further obligations to the Company or rights to the money. Under the various agreements, the amount from the escrow account already distributed to the Lead Plaintiffs’ counsel in the class action is approximately $8,725. In the event the Settlement is not finally approved, then within five days upon receiving notice from the Company or Mr. Brooks, Lead Plaintiffs’ counsel is required to refund the fees and expenses previously paid, plus accrued interest.

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

As of September 30, 2009 and December 31, 2008, the Company has recognized employment tax withholding obligations, including applicable penalties and interest related to this matter, totaling $6,633 and $8,154, respectively in the accompanying Condensed Consolidated Balance Sheets. The Company has been assessed $2,497 for the employee share of Social Security and Medicare taxes for the years 2004 through 2006 of which $1,521 has been paid as of September 30, 2009. The Company has filed an appeal with the IRS requesting an abatement of all remaining interest and penalties associated with the IRS assessments.

To the extent the Company is required to discharge employee income tax withholding obligations for current and former employees, management is pursuing recovery of those amounts from the affected employees. In July 2006, Mr. Brooks, the former Chief Executive Officer, signed a memorandum of understanding with the Company in which he represented, warranted and covenanted that he has paid (or will pay) all taxes (including, without limitation, federal and state, Social Security, Medicare, FICA or other withholding taxes or similar amounts) attributable to personal income received by him from the Company, including any fines, penalties or back taxes incurred by the Company solely as a result of personal income paid to him. The Company intends to pursue recovery from Mr. Brooks for any of the foregoing amounts ultimately due and payable by the Company to the taxing authorities. At September 30, 2009, the payroll tax withholding obligations that may be recoverable from former executive officers were $7,959.

On April 16, 2008, the statute of limitations for the major portion of the 2004 employment tax withholding obligations expired. Accordingly, the charge and related liability originally recorded during 2004 was reversed during the second quarter of 2008 in the amount of $26,000.

In April 2008, the Company and the Internal Revenue Service agreed to extend the statute of limitations related to federal employment tax withholding obligations for the tax years ended December 31, 2005 and 2006 until December 31, 2010.

Patents

On September 6, 2007, Christopher Van Winkle and David Alan Cox filed an action against the United States in the U.S. Court of Federal Claims alleging patent infringement and seeking compensation for the government’s alleged unlicensed use of their patent. The allegedly infringing products were purchased on behalf of the U.S. Army by the General Services Administration (“GSA”) from Point Blank Body Armor Inc., the Company’s subsidiary. The relevant contract with the GSA contains a patent infringement indemnity clause. On September 4, 2008, the United States settled with Christopher Van Winkle and David Alan Cox for $10,250. The Company expects the United States will make a claim for some portion of that amount against the Company and the Company intends to assert appropriate defenses. The Company cannot predict the timing or the outcome of this matter.

Tortious Interference

On April 7, 2008, Point Blank Body Armor filed suit against BAE Systems Specialty Defense Systems of Pennsylvania, Inc. (“BAE”) and John Norwood in the Southern District of Florida for tortious interference with an advantageous business relationship. The suit alleges that John Norwood used confidential information regarding Point Blank Body Armor that he obtained while working as a program manager for the U. S. Army to the detriment of Point Blank Body Armor and the advantage of his new employer, BAE. In particular, the confidential information was used to interfere with Point Blank Body Armor’s relationship with one of its suppliers, which in turn interfered with its bid for the production of 230,000 IOTVs pursuant to a request to submit a bid it had received from the U.S. Army. On February 20, 2009, Point Blank, BAE and Norwood entered into a Confidential Settlement Agreement and Release. On March 2, 2009, the litigation was dismissed with prejudice in accordance with the terms of the Settlement Agreement.

Galls Indemnification Claim

Galls, an Aramark Company, LLC (“Galls”) is one of the Company’s distributors that previously purchased body armor containing Zylon from the Company. The Company’s contract with Galls that governed the sales of the body armor included language regarding indemnification under certain circumstances. The Company understands that Galls has been cooperating in the Department of Justice’s (“DOJ”) False Claims Act investigation regarding all body armor sold that contained Zylon. Galls has also allegedly been informed that the DOJ may assert civil claims against Galls relating to Galls’ sale of body armor products containing Zylon. On or about May 4, 2009, the Company received, by way of submission of an online filing form, a demand from Galls seeking arbitration of a claim alleging entitlement to indemnification with respect to Galls’ legal fees associated with the DOJ investigation as well as any civil liability that it may ultimately be found to have regarding the body armor. The claim amount alleged to be in excess of $400 and they claim they may sustain future damages in an unspecified amount. The Company has vigorously defended itself. On October 5, 2009, Galls dismissed its claims against the Company without prejudice.

Former Chief Executive Officer’s Termination Agreement

On April 16, 2009, the Board of Directors of the Company terminated the employment of Larry R. Ellis as the Company’s President and Chief Executive Officer (the “Termination”). General Ellis’ employment was terminated pursuant to Section 8.2 of his Employment Agreement with the Company dated March 29, 2007 (the “Employment Agreement”). Payments to General Ellis because of the Termination are anticipated to occur in accordance with the terms of the Employment Agreement applicable to a termination not for “Cause” which, subject to General Ellis’ continued full performance of certain obligations under the Employment Agreement, is expected to include payment of an amount equal to two times the sum of General Ellis’ annual Base Salary in effect as of the date of termination plus a Bonus calculated at 100% of Base Salary in effect as of the date of termination (collectively, the “Severance Payment”), plus certain benefits. The amount of the total severance payment recorded in the second quarter of 2009 was $2,600 plus an additional $100 for vacation and pay in lieu of notification. The vacation and pay in lieu of notification was paid on July 21, 2009. The Severance Payment is to be paid in 24 equal monthly installments, but with the first six installments due on November 1, 2009 (the first business day following the date that is six months from the date of termination), and with each remaining payment due on the first business day of each month commencing with the seventh month following the month in which the termination date occurred. However, the aggregate Severance Payments and benefits may be reduced to take into account the effect of any “excess parachute payment” (as defined in Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”)) as more particularly set forth in the Employment Agreement. The Company has not yet commenced the payment of the Severance Payment to General Ellis, and is discussing the terms of the Severance Payment with General Ellis. The full Employment Agreement for General Ellis was filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2006 (filed on October 1, 2007).

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

Letters of Credit

As of September 30, 2009, the Company had open letters of credit for $526.

Note 5. EQUITY AWARDS

A total of 380,657 deferred stock awards were granted to members of the Board of Directors of the Company during the first nine months of 2009. The total equity based compensation cost associated with these awards at grant date was $225. Due to the resignation of three board members during the second quarter of 2009 the revised cost is $207 which has been recognized as of September 30, 2009. The amount of equity based compensation recognized in the third quarter of 2009 relating to these awards was approximately $47.

Note 6. BASIC AND DILUTED LOSS PER COMMON SHARE

For all periods presented, basic and diluted earnings per common share is presented in accordance with, ASC Section 260 Earnings per Share which provides the accounting principles used in the calculation of income per share. Basic income (loss) per common share excludes dilution and is calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share include the potential dilution from the assumed conversion of all dilutive securities such as stock options and non-vested deferred stock awards using the treasury stock method. When the effect of the dilutive securities is anti-dilutive, such dilutive securities are not included in the calculation of diluted income per common share.

Basic income (loss) per common share calculations is based on the weighted average number of common shares outstanding during each period: 48,774,608 and 48,329,503 shares for the three months ended September 30, 2009 and 2008, respectively, and 48,719,970 and 48,339,503 for the nine months ended September 30, 2009 and 2008 respectively. For the quarters ended September 30, 2009 and 2008, the common stock options are anti-dilutive.

The computation for basic and diluted loss (income) per common share is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008

Common Shareholders
Net (loss) income	$(3,811)	$(5,769)	$(8,065)	$3,876
Net (loss) income attributable to contingently redeemable common shares	221	338	468	(227)

Net (loss) income attributable to common shares	$(3,590)	$(5,431)	$(7,597)	$3,649

Weighted-average shares	48,774,608	48,339,503	48,719,970	48,339,503
Common stock equivalents - options	-	-	-	-

Weighted-average shares and common stock equivalents	48,774,608	48,339,503	48,719,970	48,339,503

Basic and diluted (loss) income per common share	$(0.08)	$(0.12)	$(0.17)	$0.08

Contingently redeemable common shares
Net (loss) income attributed to contingently redeemable shares	$(221)	$(338)	$(468)	$227

Weighted-average shares	3,007,099	3,007,099	3,007,099	3,007,099

Basic and diluted (loss) income per contingently redeemable share	$(0.07)	$(0.12)	$(0.16)	$0.08

No stock options or deferred stock awards have been included in the computation of earnings per share for the three and nine months ended September 30, 2009, because they are anti-dilutive. A total of 385,558 deferred stock awards (representing 385,558 shares of common stock issued to employees other than executive management) have not been included in the computation of earnings per share for the three and nine months ended September 30, 2008, because they were anti-dilutive.

Note 7. PROVISION FOR INCOME TAXES

The Company’s effective tax rate was 45.3% and 48.6% for the nine months ended September 30, 2009 and 2008, respectively. The Company’s effective tax rate differs from the statutory rate primarily due to state income taxes and the accounting for uncertain tax positions.

The Company reached a settlement with the Internal Revenue Service related to their examination of its U.S. Corporate Income Tax Returns for the tax years ended December 31, 2003 through 2007, resulting in a refund of $11,300 that was received in the second quarter of 2009. As a result of the IRS settlement, $6,600 of the Company’s reserves related to uncertain tax positions were reversed. $1,100 of the decrease in the reserves was credited to the provision for income taxes and impacted the effective tax rate, $4,500 of the reversal relates to equity-based compensation deductions for which the tax benefit was credited to additional paid-in capital. The remaining reserve liability related to uncertain tax positions of $4,737 was reduced to zero as a result of the settlement reached with the IRS regarding certain equity-based compensation deductions and other issues. In addition, the Company recognized $2,200 in interest income related to the final IRS settlement. The Company also settled its examination with the State of New York for the years 2002 through 2004 with no additional tax due.

The tax years 2003 to 2008 remain open to various state taxing jurisdictions and the tax year 2008 remains subject to examination in the United States.

Note 8. LIFESTONE MATERIALS

On March 18, 2008, the Company entered into a strategic alliance with a manufacturer and supplier of technologically advanced lightweight ballistic armor material. Under the terms of the joint venture agreement, an entity Lifestone Materials, LLC (“Lifestone”) was created which manufactures and sells woven fabric to both partners. Each partner has a 50% equity ownership in Lifestone. Each partner contributed $250 to provide Lifestone with working capital. The venture partner contributed property and equipment valued at $2,500 in exchange for a note payable, and the Company loaned the venture $2,500 to purchase property and equipment (this intercompany payable has been eliminated in consolidation). Lifestone leases a manufacturing facility in Anderson, South Carolina.

Note 9. RELATED PARTY

Steel Partners II, L.P. and JPS Industries, Inc.

At the Company’s 2009 Annual Meeting of Stockholders held on September 9, 2009, the Company’s stockholders elected a slate of directors that included two employees of Steel Partners LLC (“Steel Partners”), the manager of Steel Partners II, L.P. (“SP II”). SP II reported in its Schedule 13D with respect to its investment in the Company, originally filed with the SEC on February 11, 2008 and subsequently amended, most recently on July 17, 2009, that it owns approximately 4.2% of the Company’s outstanding common stock. SP II and its affiliates also own approximately 35% of JPS Industries, Inc. (“JPS”), a supplier of ballistic materials from whom the Company has historically made and continues to make purchases of materials. For the nine months ended September 30, 2009, the Company made purchases with an aggregate value of approximately $16,300 from JPS. During the period February 1, 2008 through December 31, 2008, the Company made purchases with an aggregate value of approximately $33,000 from JPS. The Company owed JPS approximately $15 and $1,100 as of September 30, 2009 and December 31, 2008, respectively. The transactions between JPS and the Company were not reviewed by the Company’s Audit Committee as they were undertaken in the ordinary course of business pursuant to competitive bidding among suppliers.

Management Services Agreement with SP Corporate Services, LLC

Effective as of September 1, 2009, the Company entered into a management services agreement (the “Agreement”) with SP Corporate Services, LLC (“SP Corporate Services”). SP Corporate Services is an affiliate of Steel Partners. Mr. Henderson is a Managing Director and operating partner of Steel Partners, and Mr. Gibson, another member of the Board, is a Managing Director of SP Corporate Services.

In accordance with the Agreement, SP Corporate Services will provide the Company with the services of Mr. Henderson as the Company’s Chief Executive Officer. Mr. Henderson has been serving as the Company’s Chief Executive Officer since his appointment to such position on September 9, 2009. The Company will pay SP Corporate Services $37.5 per month as consideration for Mr. Henderson’s services. The Company may pay SP Corporate Services an annual cash bonus pursuant to the Company’s annual incentive plan. Additionally, the Company will reimburse SP Corporate Services for certain of Mr. Henderson’s reasonable living expenses, including but not limited to his relocation, housing and automobile expenses.

Note 10. RESTRUCTURING CHARGE

The Company is in the process of finalizing a restructuring plan involving the consolidation of its manufacturing facilities. On February 18, 2009, partial implementation of the plan reduced the workforce by 88 employees. Additionally, during the first quarter of 2009, the Company recorded approximately $291 in restructuring costs, primarily related to severance benefits paid to affected employees over the 60 day period commencing with the date of announcement. In the second quarter of 2009, the Company further reduced its workforce by 456 people and recorded approximately $3,338 in restructuring costs, primarily related to severance benefits paid to affected employees which included $2,700 for General Ellis’ Termination payments, as well as $473 for the present value of future minimum lease payments, less an estimated sublease for both the Deerfield Beach and Washington, DC facilities. The Company did not record any additional restructuring costs during the third quarter of 2009.

The Company did not take a charge for the remaining term of the Oakland Park, FL lease contract, which is approximately 15 months because the facility is still actively being used for the packaging and shipping of product until the restructuring plan is completed.

Table I—Reconciles the beginning and ending balances of the restructuring liability (in thousands):

Balance as of January 1, 2009	$-
Charges	3,617
Payments	(616)

Balance as of September 30, 2009	$3,001

Table II—Restructuring related expenditures presents expenses and their classification in the condensed consolidated statements of operations (in thousands):

For the Nine Months Ended September 30, 2009:	Severance	Leases	Total
Cost of sales	$278	$387	$665
Selling, general, and administrative expense	2,914	38	2,952

Total	$3,192	$425	$3,617

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note on Forward-Looking Statements

This discussion contains forward-looking statements within the meaning of Section 27A of Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, including statements regarding our expected financial position, business and financing plans. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of such risks and uncertainties is included in the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as updated by our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009 and as further updated below. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Ballistics apparel and accessory products sold to the U.S. military are manufactured to specifications provided by the U.S. military. Prior to shipment, each manufactured product is inspected by U.S. military representatives. Once the goods pass inspection by the U.S. Government Quality Assurance Specialist (denoted on Form DD 250), the U.S. military immediately accepts risk of ownership associated with those goods.

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

We do not offer any general rights of return express or implied, associated with any of our military sales or our sports medicine and health support sales. Ballistic resistant apparel and other accessories sold to non-military customers have a 30-day right of return. At the time of sale, the sales transactions meet the conditions of ASC 605 -15-25 Revenue Recognition When Right of Return Exists, and revenue is recognized at the time of sale, net of a provision for estimated returns.

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

Accruals for uncertain tax positions are provided for in accordance with the requirements of Accounting for Uncertainty in Income Taxes. Accordingly, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Accounting for uncertainty in income taxes also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, or cash flows.

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

Results of Operations

The events that occurred during the first nine months of 2009 and for the year ended December 31, 2008 presented a significant challenge to us and our stockholders, vendors, directors, management and our customers. Significant delays in the awarding of U.S. Military and Federal Government soft body armor contracts, uncertainties in the transition of civilian law enforcement body armor certification standards, the continuing and deepening economic challenges facing our country, as well as the crisis in the credit markets, contributed to substantially reduced sales in 2008 and continued to impact our performance in the first nine months of 2009. We believe that these events highlight the value of our strategic vision to build upon our current platform in a way that makes us less dependent on sales of body armor to the military and government.

The nine months of 2009 were particularly difficult in the body armor industry as a whole. Lay-offs, plant closings, and other cost cutting measures were employed industry-wide in an attempt to reduce expenses to offset the downward trend in revenues. We implemented staff reductions and facility consolidations as part of the “lean manufacturing” transformation of our operations and cost cutting measures. Due to careful and focused management during this difficult economic period, we preserved operating capacity by building rapidly scalable production cells and reducing operating waste. By preserving important capabilities, we believe that we are in position to provide both the law enforcement community and the U.S. Government with sufficient products to meet projected requirements. We also believe that we have sufficient capacity that will enable us to continue to pursue additional business opportunities consistent with our strategic plan.

When reviewing the results of our operations it is important to understand the nature of contracting with the federal government and the possible effect of the federal government’s budgeting process on our operating results and production backlog in any given year. Frequently, there may be events surrounding the U.S. and other defense budgets that create fluctuations in our backlog and portfolio of contracts with the federal government. These include availability of year-end monies to accomplish important last minute contracts for supplies and services, enactment of a continuing resolution which limits spending to the previous year’s level until a budget is signed into law, late approval of a new budget, use and timing of a supplemental appropriation, and several other possible events. These events can significantly affect the amount of orders we have in backlog and the number as well as size of major contracts we have for our products. In fact, during the first nine months of 2009 and the year ended December 31, 2008, requests for proposals and the awarding of contracts continued to be delayed. We believe that it is important for all investors to adequately understand the U.S. government’s budget process and its potential impact on our results of operations and production backlog.

THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2008

ANALYSIS OF NET SALES

Three Months Ended September 30, 2009 and 2008

(In thousands)

	2009		2008		Dollar Change

Net sales
Military and Federal Government	$1,352	6.8%	$9,619	31.7%	$(8,267)
Domestic/Distributors	8,431	42.4%	9,375	30.9%	(944)
International	8,459	42.5%	9,959	32.8%	(1,500)
Sports and Health Products	1,767	8.9%	1,503	5.0%	264
Total	20,009	100.6%	30,456	100.4%	(10,447)

Less Discounts, Returns and Allowances	(117)	-0.6%	(129)	-0.4%	12

Net Sales	$19,892	100.0%	$30,327	100.0%	$(10,435)

For the three months ended September 30, 2009, our consolidated net sales were approximately $19.9 million, a decrease of $10.4 million or 34.3% from our consolidated net sales of $30.3 million for the three months ended September 30, 2008. Net sales of soft body armor products decreased $ 10.8 million or 37.2% from $29.0 million for the three months ended September 30, 2008 to $18.2 million for the three months ended September 30, 2009, primarily due to delays in military and other contract awards. These delays have significantly affected our net sales and results of operations.

For the three months ended September 30, 2009, Domestic/Distributor sales were $8.4 million, a decrease of 10.6% from the comparable prior year period of $9.4 million. This decrease was due to the Domestic/Distributor market’s reaction to the change in the NIJ standards for soft body armor as well as the economic downturn in the national economy, which continued to have a direct impact on state and local governments’ spending.

For the three months ended September 30, 2009, International sales were $8.5 million compared to $10.0 million for the comparable period in 2008. The decrease was primarily due to certain one-time contract awards for soft body armor in the third quarter of 2008. International sales help to reduce exposure from U.S. Government contract delays and diversifies our sales mix.

For the three months ended September 30, 2009, Sports and Health Product sales were $1.8 million as compared to $1.5 million in third quarter of 2008, an increase of 20.0% due to increased sales to some of our national retailers.

Gross (deficit) profit for the quarter ended September 30, 2009 was approximately $(0.2) million or (0.1)% of net sales, as compared to approximately $3.4 million for the three months ended September 30, 2008 or 11.2% of net sales. The decrease in gross profit margin as a percentage of net sales quarter-over-quarter is due to the following (1) insufficient sales volume to cover the related manufacturing overhead costs and other variable expenses maintained in order to support future requirements and additional costs incurred from the winding down of certain manufacturing facilities, (2) inventory adjustments totaling $1.4 million as a result of identification of excess and obsolete inventory during the course of the implementation of a restructuring plan which included reducing square footage of our operating facilities and maintaining the appropriate inventory levels on hand in accordance with planned sales, partially offset by $1.0 million recovered by the sale of such inventory; and (3) an expense of $0.3 million due to materials not meeting required rigorous testing procedures.

We expect gross profit and gross profit margins will improve in future periods given the anticipated increase in sales volumes, the reduction in our inventory level from prior periods, our familiarity with new testing protocols and the resulting efficiencies from lean manufacturing. In addition, we are aggressively focusing our sales efforts on increasing the commercial and international business, each provide higher gross margins than our other business lines.

OPERATING COSTS

Three Months Ended September 30, 2009 and 2008

(In thousands)

	2009	2008	Dollar Change

Selling and Marketing	$1,513	$2,030	$(517)
Research and Development	575	466	109
Equity-Based Compensation	153	3,341	(3,188)
Other General and Administrative	3,808	4,099	(291)

Selling, general and administrative expenses	6,049	9,936	(3,887)
Litigation and Cost of Investigations	585	2,531	(1,946)
Employment Tax Withholding Credit	-	37	(37)

Total Operating Costs	$6,634	$12,504	$(5,870)

Operating costs were $6.6 million or 33.2%, of net sales for the three months ended September 30, 2009 as compared to $12.5 million or 41.3% of net sales for the three months ended September 30, 2008. The decrease in expenses for the three months ended September 30, 2009 of $5.9 million or 47.2% as compared to the three months ended September 30, 2008 was primarily due to the following:

•

Decrease of $3.2 million in equity-based compensation expense. All employee options and Board of Directors deferred stock awards were amortized in the financial statements through August 2008. Due to the change in the majority of the Board of Directors in the third quarter of 2008, all stock options and deferred stock awards (except for deferred stock awards granted to executive management during 2008) vested and the related unrecognized compensation cost was reported as an immediate charge to earnings in the period.

•

Decrease of $1.9 million in litigation and costs of investigations expenses. Although, we will continue to incur costs associated with litigation and cost of investigations, including costs associated with the indemnification of former officers and directors, the associated expense has decreased quarter-over-quarter. Certain of these costs may be recoverable from former officers and directors depending on the outcome of the related litigation and investigations. We cannot predict what the total amount of these costs will be or any recovery of these costs, if applicable.

•

Decrease of $0.5 million in selling and marketing expenses. Due to the reduction in workforce as a result of our restructuring plan, salaries, commission and certain other sales and marketing related expenses decreased.

Interest income, net for the three months ended September 30, 2009 was approximately $0.2 million as compared to $0.3 million interest expense, net for the comparable period in 2008. The quarter ended September 30, 2009 includes $0.4 million in interest income received from the income tax refund as described in Note 7—Provision for Income Taxes in the notes to the Condensed Consolidated Financial Statements included in this Form 10-Q, partially offset by an increase in interest expense attributable to the increase in the contractual rate of interest reflected in the amendments to our credit facility with our lender as well as an increase in the incremental amendment fees.

NINE MONTHS ENDED SEPTEMBER 30, 2009, COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2008

ANALYSIS OF NET SALES

Nine Months Ended September 30, 2009 and 2008

(In thousands)

	2009		2008		Dollar Change

Net sales
Military and Federal Government	$56,045	43.3%	$49,912	54.7%	$6,133
Domestic/Distributors	20,735	16.0%	26,447	29.0%	(5,712)
International	48,796	37.7%	10,940	12.0%	37,856
Sports and Health Products	4,114	3.2%	4,599	5.0%	(485)

Total	129,690	100.2%	91,898	100.6%	37,792

Less Discounts, Returns and Allowances	(204)	-0.2%	(584)	-0.6%	380

Net Sales	$129,486	100.0%	$91,314	100.0%	$38,172

For the nine months ended September 30, 2009, net sales were approximately $129.5 million, an increase of 41.8% from net sales of $91.3 million for the nine months ended September 30, 2008. Net sales of soft body armor products increased from $87.3 million for the nine months ended September 30, 2008 to $125.6 million for the nine months ended September 30, 2009 due primarily to completing two military contracts for Outer Tactical Vests (“OTVs”) and Improved Outer Tactical Vests (“IOTVs”) and others for ballistic components.

For the nine months ended September 30, 2009, Domestic/Distributor sales were $20.7 million, a decrease of 21.6% from the comparable prior year period of $26.4 million. This decrease was due to the Domestic/Distributor market’s reaction to the change in NIJ standards for soft body armor as well as the economic downturn in the national economy, which continued to have a had a direct impact on state and local governments’ spending. Shortages of a ballistic material required for one of our vest models also delayed order fulfillment, reducing commercial sales in the first quarter of 2009.

For the nine months ended September 30, 2009, International sales were $48.8 million compared to $10.9 million for the comparable period in 2008. The increase was due to a new contract for IOTVs which was produced in the second and third quarters of 2009. This increase reflects the emphasis placed on expanding our International sales to help reduce the exposure to U.S. Government contract delays and further diversifies our sales mix.

For the nine months ended September 30, 2009, Sports and Health Product sales were $4.1 million, a decrease of 10.9% from the comparable period in 2008. This decrease is primarily due to the loss of one of our retail customers in 2009.

Gross profit for the nine months ended September 30, 2009 was approximately $6.7 million or 5.2% of net sales, as compared to approximately $11.8 million or 12.9% of net sales for the nine months ended September 30, 2008. The decrease in gross profit margin as a percentage of net sales is due to the following: (1) restructuring charges of $0.7 million, including $0.4 million related to the net present value of minimum lease payments for our closed Deerfield Beach facility and $0.3 million related to severance payments as a result of our reduction in workforce; (2) inventory adjustments totaling $3.1 million as a result of identification of excess and obsolete inventory during the course of the implementation of a restructuring plan which included reducing square footage of our operating facilities and maintaining the appropriate inventory levels on hand in accordance with planned sales, partially offset by $2.3 million recovered by the sale of such inventory; (3) an expense of $1.2 million due to materials not meeting required rigorous testing procedures; and (4) completion of contracts that were subject to competitive pricing pressures which led to lower gross profit margins as well as a temporary slow-down in shipments caused by additional testing required by the U.S. military. By targeting expansion in our non-government sales, we are seeking to reduce our U.S. Government contracts as a percentage of our total sales. Our marketing efforts are designed to place additional emphasis on increasing our Domestic and International sales which produce higher gross margins. Additionally, the implementation of greater efficiencies utilizing lean manufacturing principles in our production facilities continues to progress. We believe that the lower production costs realized by the full implementation of our more efficient manufacturing systems combined with a more favorable sales mix will serve to reduce costs while increasing gross margins.

OPERATING COSTS

Nine Months Ended September 30, 2009 and 2008

(In thousands)

	2009	2008	Dollar Change

Selling and Marketing	$5,314	$6,461	$(1,147)
Research and Development	1,479	1,251	228
Equity-Based Compensation	664	5,056	(4,392)
Other General and Administrative	13,352	11,948	1,404

Selling, general and administrative expenses	20,809	24,716	(3,907)
Litigation and Cost of Investigations	1,747	6,220	(4,473)
Employment Tax Withholding Credit	(279)	(26,034)	25,755

Total Operating Costs	$22,277	$4,902	$17,375

Operating costs were $22.3 million or 17.2%, of net sales for the nine months ended September 30, 2009 versus $4.9 million or 5.4% of net sales for the nine months ended September 30, 2008. The increase in expenses for the nine months ended September 30, 2009 of $17.4 million as compared to the nine months ended September 30, 2008 was principally due to the following:

•

During the second quarter of 2008, the statute of limitations for the major portion of the 2004 employment tax withholding obligations expired. Accordingly, the charge and related liability originally recorded during 2004, totaling $26.0 million, was reversed during the second quarter of 2008.

•

Higher general and administrative expenses due to $3.0 million in restructuring charges in an effort to reduce overhead costs on a go-forward basis, of which $2.9 million was related to severance payments to former employees (included $2.7 million for General Ellis).

The increases were partially offset by the following:

•

Lower equity-based compensation expense of $4.4 million. All employee options and Board of Directors deferred stock awards were amortized in the financial statements through August 2008. Due to a change in the majority of the Board of Directors of the Company in the third quarter of 2008, all of the options and deferred stock awards (except for the deferred stock awards granted to executive management during 2008) became vested and any unrecognized compensation cost was reported as an immediate charge to earnings in the period.

•

Lower selling and marketing expenses of $1.1 million. Due to the reduction in the workforce as a result of our restructuring plan, salaries, commission and certain other sales and marketing expenses decreased.

•

Lower litigation and costs of investigations expenses of $4.5 million. Although, we will continue to incur costs associated with litigation and cost of investigations, including costs associated with indemnification of former officers and directors our expenses have been decreasing year-over-year. Certain of these costs may be recoverable from former officers and directors depending on the outcome of the related litigation and investigations. We cannot predict what the total amount of these costs will be or any recovery of these costs, if applicable.

Interest income, net for the nine months ended September 30, 2009 was approximately $1.2 million as compared to $0.7 million interest expense, net for the same period in 2008. This change from the comparable period includes $2.2 million in interest income from the income tax refund, as more fully discussed below, partially offset by increased interest expense attributable to increases in the contractual rate of interest reflected in the amendments to the credit agreement as well as the incremental amendment fees.

Our effective tax rate was 45.3% and 48.6% for the nine months ended September 30, 2009 and 2008, respectively. The effective tax rate differs from the statutory rate primarily due to state income taxes and the accounting for uncertain tax positions.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the available evidence, both positive and negative for each respective tax jurisdiction, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At September 30, 2009, management has determined that a valuation allowance of zero is appropriate for our deferred tax assets. We believe the positive evidence consisting of cumulative earnings exclusive of non-recurring charges, projected positive earnings for the next two years and the longevity of the net operating loss carry-forward are greater than the negative evidence of recent losses before non-recurring charges. Therefore, we believe it is more likely than not the net deferred tax assets will be realized and no valuation allowance is necessary.

We have reached a settlement with the Internal Revenue Service related to its examination of our U.S. Corporate Income Tax Returns for the tax years ended December 31, 2003 through 2007 resulting in a refund of $11.3 million that was received in the second quarter of 2009. As a result of the IRS settlement, $6.6 million of our reserves related to uncertain tax positions were reversed. $1.1 million of the decrease in the reserves was credited to the provision for income taxes and impacted the effective tax rate, $4.5 million of the reversal relates to equity-based compensation deductions for which the tax benefit was credited to additional paid-in capital. The remaining reserve liability related to uncertain tax positions of $4.7 million was reduced to zero as a result of the IRS settlement on equity-based compensation deductions. In addition, we recognized $2.2 million in interest income related to the final IRS settlement. We also settled our examination with the State of New York for the years 2002 through 2004 with no additional tax due.

The tax years 2002 to 2008 remain open to various state taxing jurisdictions and the tax year 2008 remains subject to examination in the United States.

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

Liquidity and Capital Resources

Historically, we have relied on the credit facility provided under our Amended and Restated Loan and Security Agreement with our lender (the “Credit Facility”), together with funds generated from operations, to sustain working capital and projected capital expenditures. We expect to continue to rely on our existing Credit Facility for the remainder of 2009.

We will need to renew or replace the Credit Facility as it expires or otherwise becomes unavailable, and we may require additional financing in order to fund our operations. Recently, the capital and credit markets have become increasingly tight as a result of adverse economic conditions. If such conditions persist and funds are not readily available, it is likely that our ability to access capital and credit markets will remain limited. To address this, we are taking a number of actions to create additional liquidity. We are employing cash enhancing measures by implementing manufacturing efficiencies to improve productivity, working closely with our vendors and customers and taking cost cutting action such as the closing of our Deerfield Beach and Washington, DC facilities and the eventual closing of the Oakland Park, Florida, manufacturing facility. We also intend to pursue contracting opportunities in accordance with our strategic plan.

As of September 30, 2009, our working capital was approximately $7.4 million, compared to $20.2 million as of December 31, 2008. The decrease in working capital is mainly attributable to a reduction in on-hand inventories, accounts receivable and income taxes receivable. In addition, there was a decrease in our borrowing availability under the Credit Facility, as well as accounts payable due to the receipt of our income tax refund.

We refer to Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008 for disclosures of contractual obligations over the next five or more years, including severance payments to General Ellis scheduled to begin November 1 2009, as more fully described in Note 4—Commitments and Contingencies to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. These obligations could have a material adverse impact on our cash flows and liquidity.

The accounts receivable days outstanding increased to 37 days at September 30, 2009, compared to 31 days at December 31, 2008. This increase is primarily due to a decrease in military receivables as a percentage of our total receivable base. Military receivables typically have a faster payment cycle than commercial receivables.

In order to meet the demands for working capital, we maintain a revolving line of credit with a major financial institution, which is discussed below. The purpose of the revolving line of credit is to provide liquidity when needed, on a short term basis. Our major material suppliers’ payment terms are normally 7 to 30 days from date of purchase, and our terms with customers range between 30 to 60 days from the date of sale. Any shortfall in working capital may lead us to borrow under our revolving credit line to maintain liquidity.

We and our subsidiaries entered into a Credit Facility with our lender in 2007. The Credit Facility is available to our subsidiaries (the “Borrowers”), jointly and severally, and currently provides for (i) a revolving credit line allowing maximum borrowings of $15 million through January 29, 2010, $10 million from January 30, 2010 to February 11, 2010, and $5 million from February 12, 2010 to April 3, 2010 (the “Revolving Loan”), and (ii) a $10 million term loan (the “Term Loan”). Borrowings under the Revolving Loan are available in the form of advances or letters of credit granted or issued against a percentage of our subsidiaries’ eligible accounts receivable and eligible inventory. Borrowings under the Revolving Loan and the Term Loan bear interest at the base rate plus 3.25%, for an effective interest rate of 5.25% as of September 30, 2009. The Revolving Loan and Term Loan mature, and the Credit Facility expires, in April 2010.

At September 30, 2009, there was no indebtedness outstanding under the Revolving Loan and $6.0 million principal amount of indebtedness outstanding under the Term Loan.

The Credit Facility contains representations, warranties and covenants that, among other things, limit the Borrowers’ ability to (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make other restricted payments, (iv) make certain investments; (v) sell or make certain dispositions of assets or engage in sale and leaseback transactions, (vi) engage in certain business activities, (vii) engage in mergers, acquisitions or consolidations, and (viii) enter into certain contractual obligations. The Credit Facility also contains financial covenants that the Borrowers must comply with on a periodic basis, including but not limited to maximum capital expenditure, minimum consolidated earnings before interest, taxes, depreciation, amortization, non-cash compensation (“EBITDA”), minimum net worth and minimum availability requirements.

The Borrowers complied with the minimum net worth and maximum capital expenditures covenants under the Credit Facility for the period ended September 30, 2009. However, if the Borrowers are unable to meet their financial covenants or other obligations under the Credit Facility going forward, the Borrowers may need to obtain waivers under and/or enter into amendments to the Credit Facility in order to permit continued compliance with the terms of the Credit Facility. No assurance can be given that the Borrowers will be successful in obtaining such waivers under and/or entering into such amendments to the Credit Facility. If the Borrowers fail to comply with the terms of the Credit Facility, the lender could declare the Borrowers in default, among other possible courses of action.

The Credit Facility is collateralized by substantially all of our assets. The Term Loan also is supported by a third party guarantee (the “Guarantee”). In connection with the Guarantee, the Borrowers and the Company executed a subordinated note (the “Subordinated Note”) for the benefit of the guarantor in the amount of the lesser of (i) $10 million, or (ii) such amount as may be advanced by the guarantor to our lender on behalf of the Borrowers and the Company to satisfy their obligations under the Term Loan. The Subordinated Note grants to the guarantor a junior subordinated security interest in specified assets of the Borrowers and the Company for the purpose of securing the payment and performance of the Subordinated Note.

The carrying amount of the Term Loan was $6.0 million and $10 million at September 30, 2009 and December 30, 2008, respectively, and approximates fair value due to the variable interest rate, which is based on current market rates. Certain recent amendments to the Credit Facility are described below:

•

On July 30, 2009, the Company and the Borrowers entered into an amendment to the Credit Facility pursuant to which, among other things, the lender agreed not to test the Borrowers’ compliance with the minimum net worth and minimum EBITDA financial covenants under the Credit Facility for the period ended June 30, 2009.

•

On August 31, 2009, the Company and the Borrowers entered into an amendment to the Credit Facility pursuant to which, among other things, (i) the lender required that the Borrowers make two payments of $500,000 towards the principal amount of the Term Loan, (ii) the lender agreed not to test compliance with the minimum net worth and minimum EBITDA financial covenants under the Credit Facility for the period ended July 31, 2009, (iii) the lender extended the maturity date of the Term Loan to October 30, 2009, and (iii) the Borrowers agreed they would not have the right to access the Revolving Loan through the close of business on September 30, 2009. In connection with the amendment, the Borrowers paid the lender an amendment fee of $50,000.

•

On September 30, 2009, the Company and the Borrowers entered into an amendment to the Credit Facility pursuant to which, among other things, (i) the lender agreed not to test compliance with the minimum net worth and minimum EBITDA financial covenants under the Credit Facility for the period ended August 31, 2009, and (ii) the Borrowers agreed to extended the period during which they would not have the right to access the Revolving Loan to November 15, 2009.

•

On October 29, 2009, the Company and the Borrowers entered into an amendment to the Credit Facility pursuant to which the lender agreed to, among other things, (i) permit the Borrowers to resume borrowing under the Revolving Loan, which was amended to provide for maximum borrowings of $15 million through January 29, 2010, $10 million from January 30, 2010 to February 11, 2010, and $5 million from February 12, 2010 to April 3, 2010, its maturity date, and (ii) increase borrowings under the Term Loan from $6 million to $10 million and extend its maturity date to April 3, 2010. The amendment also, among other things, (i) restated the Borrowers’ financial covenants under the Credit Facility, and (ii) increased the interest rate on the Revolving Loan and the Term Loan to the base rate plus 4.00%. In connection with the amendment, the Borrowers paid the lender an amendment fee of $200,000, and will be obligated to pay the lender an additional $150,000 fee if certain conditions are not met by the Borrowers and the Credit Facility is not terminated prior to January 31, 2010.

In March 2008, the partner to Lifestone Materials, LLC (“Lifestone”) sold property and equipment to Lifestone in exchange for a $2.5 million note payable. An additional $0.5 million was advanced to Lifestone during 2008. The note payable balance as of September 30, 2009 was $3.0 million as reported in our Condensed Consolidated Balance Sheet. This loan bears interest at the prime rate plus .25%. Principal and interest are repaid on a quarterly basis from Lifestone’s available cash as determined by Lifestone’s partners.

Our capital expenditures for the nine months ended September 30, 2009 were approximately $1.3 million, compared to $3.6 million (which includes $2.5 million of property and equipment acquired through the Lifestone joint venture) for the nine months ended September 30, 2008. Our capital budget is intended to replace fixed asset equipment as needed and to take advantage of technological improvements that would improve productivity. Beginning in the second quarter of 2007, we increased capital expenditures to improve our systems for inventory control, manufacturing and accounting processes. These expenditures will continue in subsequent periods. We anticipate our capital expenditures for fiscal year 2009 to be approximately $2.0 million.

We believe that borrowings under the Credit Facility, together with funds generated from operations, will be adequate to sustain our operations, including anticipated capital expenditures, for the foreseeable future. There can be no assurance that we will be able to obtain further increases in our credit line if needed. We are exploring other potential sources of financing including the issuance of equity securities and, subject to the consent of our lender, other debt financing. However, there can be no assurance that such sources will be available or, if available, will provide terms satisfactory to us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act , as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter covered by this report, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We refer to Item 3 of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as updated by Part II, Item 1 of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009, for a description of legal proceedings outstanding at the time of the filing of that report as to which any material developments that occurred during the three months ended September 30, 2009 are described below.

SEC Investigation

We are subject to ongoing investigations by the SEC and the U.S. Attorney’s Office for the Eastern District of New York into alleged violations of federal securities laws stemming from accounting irregularities and disclosure issues from 2003 through 2005.

On August 24, 2009, we received a “Wells Notice” from the SEC in connection with its investigation. The Wells Notice informed us that the SEC’s regional staff office conducting the investigation (the “Staff”) has made a preliminary determination to recommend that the SEC bring a civil injunctive action against us for possible violations of Sections 10(b), 13(a), 13(b)(2)(A), 13(b)(2)(B) and 14(a) of the Exchange Act and Rules 10b-5, 12b-20, 13a-1, 13a-11, 13a-13 and 14a-9 thereunder. The recommended action would seek a permanent injunction and a civil penalty.

Under a process established by the SEC, we have the opportunity to submit to the Staff any reasons of law, policy or fact why we believe that the civil action should not be brought (a “Wells Submission”) before the Staff makes its formal recommendation to the SEC regarding what action, if any, should be brought against us. We are considering making a Wells Submission and will continue to cooperate with the SEC’s investigation, but there can be no assurance that the SEC will decide not to bring an action against the Company.

We believe that the investigation by the U.S. Attorney’s Office is completed now that a grand jury has brought an indictment against Ms. Schlegel and Ms. Hatfield, and a superseding indictment against Mr. Brooks and Ms. Hatfield. The Company cooperated in such investigation and continues to cooperate with the U.S. Attorney’s Office as it prepares for the criminal trials of Brooks and Hatfield, which are scheduled to proceed in January 2010. The Company has been engaged in ongoing discussions with the U.S. Attorney’s Office concerning a potential non-prosecution agreement for the Company.

Securities Class Action and Shareholder Derivative Action

The securities class action settlement is final except insofar as the derivative action settlement could affect it. One party has appealed the derivative action settlement. The Commercial Litigation Division is not an appealing party, but has filed a court brief in objection to the settlement.

The grounds for the appeal and the issue raised by the Commercial Litigation Division is that the settlement terms involve an indemnification of Mr. Brooks by the Company. The appellant has argued that the SEC is expected to take action against Mr. Brooks that, if successful, would force him and others to pay money back to the Company under the Sarbanes Oxley Act. The appellant has alleged that the amount sought by the SEC could be as much as $180 million. Meanwhile, the settlement agreement has a provision by which the Company agreed to indemnify Mr. Brooks for any amounts he is ordered to pay back to the Company. In essence, if Mr. Brooks is ordered to the SEC to pay money back to the Company the money will move in a circle and will leave both Mr. Brooks and the Company in the same position they were in.

In the event the settlement is not finally approved, the settlement funds will be released from escrow as follows:

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

As for the warrants Mr. Brooks exercised to fund the settlement, the Company must pay Mr. Brooks the difference between the exercise price of the warrants under his original warrant agreement and the elevated exercise price for his warrants that he exercised to fund the settlement. This is approximately $4.5 million. The money for this would come from the funds escrowed for the settlement. The Company has no obligation to pay Mr. Brooks this amount until the funds are released from escrow.

The remaining balance of the escrowed funds will be paid to the Company. Thus, in the event of a total unwinding in which Mr. Brooks is cashed out, the Company will receive approximately $15.9 million consisting of the $3.0 million balance remaining from the stock transactions and $12.9 million of insurance proceeds. These insurance proceeds would be required to be used in any future litigation relating to the derivative and class action claims, and the insurers would have no further obligations to the Company or rights to the money.

Under the various agreements, the escrow has already distributed approximately $8.7 million to the Lead Plaintiffs’ counsel in the class action. In the event the settlement is not finally approved, then within five days upon receiving notice from the Company or Mr. Brooks, Lead Plaintiffs’ counsel is required to refund the fees and expenses previously paid, plus accrued interest.

Patents

On September 6, 2007, Christopher Van Winkle and David Alan Cox filed an action against the United States in the U.S. Court of Federal Claims alleging patent infringement and seeking compensation for the government’s alleged unlicensed use of their patent. The allegedly infringing products were purchased on behalf of the U.S. Army by the General Services Administration (“GSA”) from Point Blank Body Armor Inc., our subsidiary. The relevant contract with the GSA contains a patent infringement indemnity clause. On September 4, 2008, the United States settled with Christopher Van Winkle and David Alan Cox for $10.25 million. We expect the U.S. will make a claim for some portion of that amount against the Company and we intend to assert appropriate defenses. We cannot predict the timing or the outcome of this matter.

Tortious Interference

On April 7, 2008, Point Blank Body Armor filed suit against BAE Systems Specialty Defense Systems of Pennsylvania, Inc (“BAE”) and John Norwood in the Southern District of Florida for tortious interference with an advantageous business relationship. The suit alleges that John Norwood used confidential information regarding Point Blank Body Armor that he obtained while working as a program manager for the U. S. Army to the detriment of Point Blank Body Armor and the advantage of his new employer, BAE. In particular, the confidential information was used to interfere with Point Blank Body Armor’s relationship with one of its suppliers, which in turn interfered with its bid for the production of 230,000 IOTVs pursuant to a request to submit a bid it had received from the U.S. Army. On February 20, 2009, Point Blank, BAE and Norwood entered into a Confidential Settlement Agreement and Release. On March 2, 2009, the litigation was dismissed with prejudice in accordance with the terms of the Settlement Agreement.

Galls Indemnification Claim

Galls, an Aramark Company, LLC (“Galls”) is one of our distributors that previously purchased body armor containing Zylon from us. Our contract with Galls that governed the sales of the body armor included language regarding indemnification under certain circumstances. We understand that Galls has been cooperating in the Department of Justice’s (“DOJ”) False Claims Act investigation regarding all body armor sold that contained Zylon. Galls has also allegedly been informed that the DOJ may assert civil claims against Galls relating to Galls’ sale of body armor products containing Zylon. On or about May 4, 2009, we received, by way of submission of an online filing form, a demand from Galls seeking arbitration of a claim alleging entitlement to indemnification with respect to Galls’ legal fees associated with the DOJ investigation as well as any civil liability that it may ultimately be found to have regarding the body armor. The claim amount is alleged to be in excess of $400,000 and they claim they may sustain future damages in an unspecified amount. The Company has vigorously defended itself. On October 5, 2009, Galls dismissed its claims against the Company without prejudice.

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

We are subject to ongoing investigations by the SEC and the U.S. Attorney’s Office for the Eastern District of New York into alleged violations of federal securities laws stemming from accounting irregularities and disclosure issues from 2003 through 2005. The existence of and material developments with respect to such investigation have been disclosed in our periodic reports filed with the SEC, and we have been cooperating with the SEC with respect to the investigation.

On August 24, 2009, we received a “Wells Notice” from the SEC in connection with such investigation. The Wells Notice informed us that the Staff has made a preliminary determination to recommend that the SEC bring a civil injunctive action against us for possible violations of Sections 10(b), 13(a), 13(b)(2)(A), 13(b)(2)(B) and 14(a) of the Exchange Act of and Rules 10b-5, 12b-20, 13a-1, 13a-11, 13a-13 and 14a-9 thereunder. The recommended action would seek a permanent injunction and a civil penalty.

Under a process established by the SEC, we have the opportunity to submit to the Staff any reasons of law, policy or fact why we believe that the civil action should not be brought (a “Wells Submission”) before the Staff makes its formal recommendation to the SEC regarding what action, if any, should be brought against us. We are considering making a Wells Submission and will continue to cooperate with the SEC’s investigation, but there can be no assurance that the SEC will decide not to bring an action against the Company.

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

In the event the settlement is not finally approved, the settlement funds will be released from escrow as follows:

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

As for the warrants Mr. Brooks exercised to fund the settlement, the Company must pay Mr. Brooks the difference between the exercise price of the warrants under his original warrant agreement and the elevated exercise price for his warrants that he exercised to fund the settlement. This is approximately $4.5 million. The money for this would come from the funds escrowed for the settlement. The Company has no obligation to pay Mr. Brooks this amount until the funds are released from escrow.

The remaining balance of the escrowed funds will be paid to the Company. Thus, in the event of a total unwinding in which Mr. Brooks is cashed out, the Company will receive approximately $15.9 million consisting of the $3.0 million balance remaining from the stock transactions and $12.9 million of insurance proceeds. These insurance proceeds would be required to be used in any future litigation relating to the Derivative and Class Action claims, and the insurers would have no further obligations to the Company or rights to the money.

Under the various agreements, the escrow has already distributed approximately $8.7 million to the Lead Plaintiffs’ counsel in the Class Action. In the event the settlement is not finally approved, then within five days upon receiving notice from the Company or Mr. Brooks, Lead Plaintiffs’ counsel is required to refund the fees and expenses previously paid, plus accrued interest.

We incur significant expenses as a result of our obligation to indemnify former directors and executive officers in ongoing legal proceedings. These expenses have been substantial and are likely to continue to be substantial. This adversely affects our net income and liquidity.

The investigations described in the previous risk factors also involve a number of former directors and executive officers. The former CEO Mr. Brooks, former CFO Ms. Schlegel and former COO Ms. Hatfield have been indicted by a grand jury and are the subject of a civil action initiated by the SEC as a result of these investigations. Under our By-Laws, in certain circumstances, we have obligations to advance expenses for legal fees incurred by these former directors and executive officers. To date, these expenses have been substantial. While we seek to monitor these expenses and to preserve our rights to recover these advances to the extent allowed under law, we will continue to incur expenses associated with our indemnification obligations. This adversely affects our financial position and profitability.

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

We rely significantly on our Credit Facility for liquidity needs. The available credit under the Credit Facility is linked to a borrowing base, and reductions in eligible receivables and inventory will reduce our ability to draw on the Credit Facility. The terms of the Credit Facility also include various covenants, and failure to meet these covenants could affect our ability to borrow under the Credit Facility. A reduction in our borrowing availability under or failure to remain in compliance with the terms of the Credit Facility could affect our liquidity and require us to seek other sources of financing.

Our liquidity depends on cash generated from operations and the availability of funding under our Credit Facility. Our Credit Facility is comprised of a Revolving Loan and a Term Loan. At September 30, 2009, there was no indebtedness outstanding under the Revolving Loan and $6.0 million principal amount of indebtedness outstanding under the Term Loan.

The borrowing base under the Revolving Loan is limited based on eligible receivables and inventories, and any reductions in eligible receivables and inventory will reduce our ability to draw on the Revolving Loan.

The continued availability of financing under the Credit Facility also depends on the Borrowers’ satisfaction of a number of other conditions, including meeting various financial covenants on a periodic basis. If the Borrowers are unable to meet their financial covenants or other obligations under the Credit Facility going forward, the Borrowers may need to obtain waivers under and/or enter into amendments to the Credit Facility in order to permit continued compliance with the terms of the Credit Facility. No assurance can be given that the Borrowers will be successful in obtaining such waivers under and/or entering into such amendments to the Credit Facility.

If the Borrowers fail to comply with the terms of the Credit Facility, our lender could declare us in default, among other possible courses of action, which could affect our liquidity and require us to seek other sources of financing.

We will need to renew or replace our existing Credit Facility and may need to raise additional capital in order to fund our operations, which may be especially difficult in the current economic environment.

Our Credit Facility is comprised of a Revolving Loan and a Term Loan, and is set to expire in April 2010. We will need to renew or replace the Credit Facility as it expires or otherwise becomes unavailable, and we may require additional financing in order to fund our operations. We may be unable to renew the Credit Facility, find a replacement facility, or obtain additional financing on acceptable terms, or at all, which may adversely affect our business and operations.

Recently, the capital and credit markets have become increasingly tight as a result of adverse economic conditions. If such conditions persist and funds are not readily available, it is likely that our ability to access capital and credit markets will remain limited. In addition, if current global economic conditions persist for an extended period of time or worsen substantially, our business may suffer in a manner that could cause us to fail to satisfy the financial and other restrictive covenants to which we are subject under our existing Credit Facility.

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

Tightening of the credit markets and recent or future turmoil in the financial markets could also make it more difficult for us to refinance our existing indebtedness (if necessary), to enter into agreements for new indebtedness or to obtain funding through the issuance of our securities. Specifically, the tightening of the credit markets and turmoil in the financial markets could make it more difficult or impossible for us to refinance or renew our Credit Facility when it expires in April 2010.

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

Our 2009 Annual Meeting of Stockholder (the “2009 Annual Meeting”) was held on September 9, 2009. The number of shares of common stock outstanding and eligible to vote as of July 29, 2009, the record date for the 2009 Annual Meeting, was 51,749,297.

At the 2009 Annual Meeting, our stockholders elected four directors to hold office until the 2010 Annual Meeting of Stockholders or until their respective successors are elected and qualified, by the following votes:

Nominee	For	Withheld
James R. Henderson	27,454,348	1,336,522
Robert Chefitz	27,463,434	1,327,436
Terry R. Gibson	27,497,826	1,293,044
Merrill A. McPeak	27,481,492	1,309,378

At the 2009 Annual Meeting our stockholders also ratified the appointment of Crowe Horwath LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009, by the following vote:

For	Against	Abstain
27,965,546	694,204	131,119

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POINT BLANK SOLUTIONS, INC.

Dated November 9, 2009	/S/ JAMES R. HENDERSON
President and Chief Executive Officer (Principal Executive Officer)

Dated November 9, 2009	/S/ MICHELLE DOERY
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.